Form 10-K
period 2012-12-31
Planet Payment Inc
filed 2013-03-25
CIK 1362925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 001-35699

PLANET PAYMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4084693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

670 Long Beach Blvd., Long Beach, NY 11561

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (516) 670-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on The NASDAQ Stock Market on December 17, 2012.

As of February 28, 2013, 53,701,357 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Items 10 - 14 of Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend” and “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors.” In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of these forward-looking statements after the date of this Annual Report on Form 10-K or to conform these statements to actual results or revised expectations.

PART I

ITEM 1.                        BUSINESS

Overview

We believe Planet Payment is a leading provider of international payment processing and multi-currency processing services. We provide our services to approximately 41,000 active merchant locations in more than 20 countries and territories across the Asia Pacific region, North America, the Middle East, Africa and Europe, primarily through our acquiring bank and processor customers, as well as through our own direct sales force. We provide banks and their merchants with innovative services to accept, process and reconcile electronic payments.  Our point-of-sale multi-currency payment processing services are designed for merchants in the retail, restaurant, and hospitality environments.  We also provide payment services for e-commerce and mail and telephone order merchants. Our point-of-sale and e-commerce services help merchants sell more goods and services to consumers, and are integrated within the international payment card transaction process enabling our acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. Our ATM services provide our domestic and international acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction.  We are a registered third party processor with the major card associations and operate in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

Our services help banks, processors and merchants enhance revenue, broaden their product set and open new sales channels. Our payment processing services enable the authorization and settlement of payment transactions by providing the connections between the merchant, its bank and the card association.  In addition, we provide online access to advanced reconciliation and reporting services and localized language support to our customers. Our flagship offerings are our multi-currency processing services, which include Pay In Your Currency and Shop In Your Currency. These services enable merchants to offer customized pricing in multiple currencies. Additionally, acquiring banks, processors and merchants all benefit from the ease of settlement and reporting in their local currency.

Our proprietary, currency-neutral payment processing technology platform enables us to develop and deliver a broad range of international payment services, quickly enter new markets and provide a range of differentiated solutions and analytical tools that are easily integrated within our customers’ existing business processes. We provide our customers with worldwide connectivity to our payments infrastructure that is secure, compliant and regularly updated with the latest capabilities, services and functionalities. Our secure platform was developed with next-generation technology, free of many of the traditional legacy constraints of older platforms. It is highly scalable to facilitate growth and meet the needs of new large volume customers, and flexible to provide a broad range of capabilities, including the unique regional requirements of the various markets in which we operate.

We distribute and cross sell our services across a variety of points of sale and e-commerce payment channels with customized solutions in specific verticals, such as hospitality, restaurants and retail. We believe our business model creates powerful network effects which will help drive growth and operating leverage in our business while our contracts, which generally have an initial term of three to five years, offer stability to and enhanced visibility of our financial performance. In 2012, we generated 56% of our revenue internationally and 44% in the United States, through a recurring revenue model that generates fees every time a purchase is made across our network. We manage our business through two operating segments. For the year ended December 31, 2012, our multi-currency processing services represented approximately 66% of our revenue and our payment processing services represented approximately 34% of our revenue.

We were incorporated in Delaware in October 1999 and our common stock is traded on The NASDAQ Stock Market, or NASDAQ and the AIM Market of the London Stock Exchange Plc., or AIM.  Our corporate headquarters are located at 670 Long Beach Blvd., Long Beach, New York 11561, and our main telephone number is (516) 670-3200. We maintain a website at www.planetpayment.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K.

The global payments industry

We operate in the global payments industry, with a specific focus on international payment processing. We believe there are three primary trends which drive growth in our industry:

•                  continued global shift toward electronic payment transactions;

•                  increased international travel and commerce; and

•                  increased e-commerce on a global scale.

As a result of the trends that are driving growth and change in our industry, we believe acquiring banks and processors and merchants are facing new challenges and competitive pressures and are demanding secure, reliable and differentiated solutions to more efficiently and effectively process payments. In addition, we believe consumers are increasingly seeking a more transparent and convenient way to pay.

Our solutions

Our payment processing and multi-currency processing services comprise solutions designed to enable acquiring banks and processors and merchants to respond to these challenges by integrating our secure and reliable processing platform into their existing systems with advanced services such as consolidated reporting and data analytics. These services are designed to expand the market reach and merchant portfolio of our acquiring bank customers, increase sales and provide an attractive new revenue stream for merchants, and improve the buying experience for consumers.

Acquiring banks and processors

Through our platform, acquiring banks and processors are able to offer differentiated services to merchant customers that enhance merchant loyalty, attract new merchants, and open new sales channels. In addition, by securing a share of the foreign exchange rate margin, our customers gain access to a new, high-margin revenue stream. By partnering with us, our customers get access to our next-generation technology and are able to cost-effectively enhance the processing services they offer to merchants and the ATM services they offer to cardholders. Our acquiring bank customers also gain a competitive advantage by being able to more easily expand their merchant and ATM portfolios and open new sales channels without incurring the significant up-front costs associated with developing an in-house solution to meet the specific business, legal and regulatory needs of a new geography, industry or merchant type. We provide our customers with worldwide connectivity to our leading payments infrastructure that is secure, compliant and regularly updated with the latest capabilities, services and functionalities.

Merchants

Merchants can use our services to attract more international customers, and make the buying experience more convenient and transparent and share in additional fees. Merchants that use our services are also able to provide customized solutions that are adapted for their specific shopping experience. For example, in the restaurant vertical where the payment card is frequently swiped at a location away from the customer, we developed our patented “Cardholder Choice” service, which presents the two currency amounts and disclosure information on the receipt itself and allows the customer to make their selection on that same receipt. Because of the flexibility and scalability of our platform, merchants can enjoy a single processing solution that is integrated and consistent across multiple locations. Our solution also provides merchants with access to valuable reporting data that helps them better understand and capitalize on the purchasing patterns and form-of-payment preferences of their customers.

Consumers

Consumers benefit from the advanced multi-currency services we provide to our customers, enjoying greater clarity as to the final cost of the transaction in their native currency for point-of-sale purchases, online transactions or cash withdrawals.

Our competitive strengths

Domain knowledge of international payments

Since our founding in 1999, we have established deep domain knowledge of international payments and multi-currency payment processing based on our multi-currency capabilities, patented technology, our proprietary transaction-level reconciliation, global reporting and data analytics services, and our support for local language and market requirements. Given the breadth of our offerings, the global scope of our services, our brand recognition in the industry and the proprietary nature of our technology, we believe we are one of the leading providers of international payment processing in the world.

Broad international footprint and distribution

We provide our services to more than 50 acquiring banks and processors who offer our payment and multi-currency services to their own network of merchants. We utilize our direct sales force and have leveraged the geographic footprints and distribution capabilities of our acquiring customers to build a diversified base of approximately 41,000 active merchant locations in more than 20 countries and territories across the Asia Pacific region, North America, the Middle East, Africa, and Europe. In North America, we offer our payment processing services directly to merchants in certain channels.

Versatile and scalable proprietary technology platform

We have developed and operate a single, currency-neutral payment processing platform that enables us to quickly enter new markets and respond to new opportunities. Our proprietary platform is highly scalable to meet the needs of large volume customers, is highly flexible to provide a broad range of capabilities, and meets the regional requirements of the various markets in which we operate. Given the unified architecture of our single platform, once new enhancements and solutions have been implemented, they are available to all of our customers around the world. Planet Switch is our front-end system, which communicates with the merchant’s system and provides transaction authorization, switching and security services. Merchant Accounting System, or MAS, is our back-end system, which makes a financial record of transactions as between a merchant, acquirer and a card association; calculates, effects settlement and prepares statements of payments, costs, losses and adjustments with respect to transactions in all supported currencies. MAS also comprises our reconciliation and reporting system, which provides fraud and risk management services, as well as web-based reporting and email alerts with local language support. Our platform has dedicated endpoints which allow us to connect directly to Visa, MasterCard, American Express, JCB and UnionPay, and provide an end-to-end service for our customers, without the need for third-party processors. We also provide a proprietary Internet payment gateway service, iPAY Gateway, which we acquired in 2008 and is fully integrated into our platform, to provide a range of online payment processing services to e-commerce customers.

Differentiated and innovative suite of payment services

Our proprietary platform offers a broad range of domestic and international point-of-sale and e-commerce processing services, which utilize our patented rate mark-up methodology. Our suite of services is comprised of our:

•                 Payment processing service that provides end-to-end processing of both domestic and multi-currency transactions, including authorization, capture, clearing and settlement services, along with support for local language and market requirements.

•                  Pay In Your Currency service that enables international consumers to make purchases in their own currency for greater transparency, while merchants enjoy the ease of settlement and reporting in their local currency. Additionally, we launched a new service in the second quarter of 2012 that enables international consumers to view the final amount in their native currency when withdrawing local currency at an ATM.

•                  FX Assured service that utilizes our patented foreign currency exchange rate-calculation methodology that enables merchants to offer their consumers a lower individualized exchange rate than would otherwise have been charged to the consumer by their credit card provider.

•                  Shop In Your Currency service that enables Internet, point-of-sale, and mail order and telephone order, or MOTO, merchants to target international consumers by allowing them to view pricing and make purchases in their home currencies.

•                  iPAY Gateway that provides fully-integrated domestic and multi-currency processing services with connectivity to a range of processors that enables acceptance of all major payment types and methods. iPAY also provides other card-not-present payment services such as subscription and recurring billing services, fraud and security tools and a virtual terminal.

•                  Global Consolidated Reporting and Data Analytics that provide merchants with valuable insights into their operations, with in-depth profiles of customer spending habits and country of origin and enables them to create personalized marketing programs to attract international consumers.

Customized vertical specific solutions

We leverage our platform and services to create a suite of customized solutions for specific verticals and channels, such as hospitality and retail,  that we believe provide a differentiated value proposition for our customers. We have also created solutions for specific point-of-sale systems, such as support for MICROS integrated systems, which enable merchants to utilize our multi-currency processing services easily without any further integration. For the e-commerce vertical, our iPAY service provides customers with fully integrated domestic and multi-currency processing services.

Business model with network effects

We believe there are significant and powerful network effects in our business model, which will help drive growth and operating leverage in our business. As we continue to add new acquiring bank and processing customers, we gain the benefits of their sales force and distribution capabilities as well as their network of merchants. As we gain additional market penetration, our customers’ competitors have recognized the value we provide and have sought to partner with us to provide our services. As we board new merchants, we gain additional market penetration and we are able to demonstrate the benefits of our services to other merchants who may also choose to implement our services.

Our strategy

We seek to extend our leading position and enhance the network effects in our business model by continuing to penetrate our existing markets and expand in new geographies and market segments. Our goal is to continue to deliver innovative payment services to our customers that help merchants sell more goods and services and improve their business efficiencies. The key components of our strategy include:

Continued focus on existing customer base

We intend to continue to collaborate with our existing acquiring bank and processor customers in order to increase participation by merchants in the various services that we offer together. We believe that with our existing acquiring bank and processor customers, we have a large addressable market, which consists of their existing pool of merchants, as well as additional merchants that they may acquire in the future.

Cross-sell to existing customers

We intend to continue to cross sell our innovative services to our acquiring banks and processors, and merchants. Our range of services and solutions enable cross-selling opportunities that are intended to increase revenue from our existing customers by helping them broaden their product set with additional value-add services. We believe these cross-sale opportunities are at a very early stage of penetration and represent a significant incremental margin opportunity for us because there are lower customer acquisition and integration expenses.

Add new customers

Our sales and business development group will continue to target new acquiring banks and processors and merchants in existing regions. We believe acquiring banks and processors are seeking differentiated turnkey solutions, such as ours, to provide them with international payment processing services and multi-currency processing capabilities, which they can offer to merchants. We believe merchants are increasingly seeking global payment processing services, such as ours, that are integrated into their existing business processes, enabling them to consolidate reporting and data from different international business units, regardless of geographic location or sales channel.

Enter new markets

We are leveraging our platform to enter new geographies and business sectors. We are working to implement our services in new countries to expand our footprint and support the growth of our customers. We are targeting geographies with higher levels of international purchase volume, such as in the Latin American region, in which we launched services in 2012. We are also expanding into additional business sectors where we can offer our differentiated technology and services, such as ATM services. We believe the expansion of our services will increase our market opportunity and continue to facilitate our growth into the future.

Enhance our technology platform capabilities

We will continue to use our technology resources to develop advanced platform capabilities in order to enhance our market position and enable our customers to retain and attract new business. We believe that platform enhancements, will lead to increased revenue. For example, adding support for the EMV international payment card standard, also known as “chip and PIN,” as required in certain regions, significantly opened the market opportunity for our multi-currency processing services around the world. In May 2012, we acquired Branded Payment Solutions Ltd, or BPS, which has technology that we believe will enable us to implement additional value-added solutions at a merchant’s point of sale.

Develop new services and solutions

As the payment industry continues to evolve, we aim to be at the forefront by developing new services and solutions that leverage our platform and core competencies and thereby enable us to enter new markets, attract new customers and retain existing ones. We believe the development of new services and solutions will be an important revenue source in the future, enable us to continue to differentiate our platform and capabilities, and accelerate the network effects of our business model. For example, we are developing innovative mobile payment and mobile commerce solutions for our partners and channels that leverage the core competencies of our payment processing platform.  As payment systems quickly move to mobile devices, a multitude of mobile payment solutions and technologies are competing in the marketplace.  To help our customers stay competitive in this market, we intend to partner with emerging technology providers and other value-added solution providers to develop additional international mobile payment solutions.  We have also leveraged our platform and services to develop new solutions for our customers, such as hosting the MICROS Payment Gateway that enables users of MICROS integrated point-of-sale systems around the world to directly access our international payment processing and multi-currency processing services.

Pursue selective acquisitions

We intend to selectively pursue acquisitions that will help us achieve our strategic goals, enhance our technology and capabilities, and accelerate growth. In May 2012, we acquired BPS, a payments technology company headquartered in Ireland, for approximately $1.8 million in cash and $1.6 million in equity or 488,337 shares of our common stock. We believe pursuing these types of acquisitions will increase our ability to work with existing customers, add new customers, enter new markets, develop new services and enhance our processing platform capabilities. However, we have no commitments with respect to any such acquisitions at this time.

Our services

We provide a range of international payment processing and multi-currency processing services that are integrated within the payment card transaction flow. Our services enable our customers to process and reconcile payment transactions in multiple currencies, geographies and channels at the point-of-sale and through e-commerce, including:

Payment processing

Our advanced payment processing services provide an end-to-end solution for our customers. When a merchant wishes to accept a payment using a payment card, we receive an authorization request from a merchant’s point of sale. In real time, we submit that transaction to the card associations for authorization by the card issuer. Upon receipt of an authorization (or decline) we return the message to the merchant, which then completes the transaction with the cardholder. At the end of each day, we capture all of the transactions processed during the day for each merchant and submit them to the card associations as part of the clearing and settlement process. Thereafter, we reconcile and provide reporting to our customers on the transactions that have been processed. We provide these services for major credit and debit card types, for both EMV and magnetic stripe transactions. While our primary differentiator is in the area of international payment processing, we also provide value-add domestic processing that utilizes the same authorization, settlement and reporting systems for local currency payment card transactions.

On the front end, our authorization and capture processing services are integrated into the transaction flow of acquiring banks and processors to provide seamless support to merchants in card-present and card-not-present environments with multi-currency functionality. Our processing services support authorization of various regional card and debit payments, including: Visa; MasterCard; American Express; UnionPay; Diners Club International; Discover; Interac; JCB; and Maestro.

Using our front-end processing services, merchants are able to: accept many forms of payment, including major credit cards, debit cards and Automated Clearing House, or ACH, payments; accept payments online or at physical points of sale; and provide fraud and security protection, including customized access control, fraud monitoring tools and post-clearing exception flag generation.

On the back-end, we deploy a single, flexible and scalable platform that supports acquiring banks, processors and merchants across multiple geographies and payment systems. The key functions of our Merchant Accounting System, or MAS, include:

•                  clearing to the major card associations;

•                  intra-country, intra-regional and international interchange support;

•                  flexible merchant pricing structures, including bundled, unbundled, pass through, 2-tier and 3-tier pricing;

•                  online exception and chargeback management tools;

•                  per-transaction FX markup methodology that calculates exchange rates, which vary by region, and by merchant;

•                  flexible exchange rate sourcing; and

•                  multiple language support for acquirers and merchants, including the ability to support double-byte character sets, such as for Mandarin and Cantonese.

As part of our processing services we also offer our acquiring bank and processor customers advanced transaction reconciliation and reporting services, including the capability for segregated reporting by region, market and currency, available via the Internet, at all times, at the touch of a button.

Multi-currency processing

Our flagship offering is multi-currency processing, which empowers acquiring banks, processors and merchants to provide Pay In Your Currency and Shop In Your Currency by means of our single, currency-neutral proprietary payment processing technology platform.

Our multi-currency processing services are designed for a variety of payment environments, from customer-facing terminals to fully integrated front-desk systems and ATMs or through either our online e-commerce gateway or a third-party e-commerce gateway.

Pay In Your Currency

Pay In Your Currency is a customer service feature in which a payment card purchase initially priced in the merchant’s local currency is converted, after the card is presented, in real time at the point of sale into the consumer’s native currency while the merchant continues to receive settlement in its local currency. We believe this creates a personalized shopping experience and allows international consumers to enjoy the clarity and convenience of paying for their purchase or ATM withdrawal in their native currency.

To further illustrate the advantages of Pay In Your Currency, the chart below sets forth a representative transaction flow for processing: (1) a traditional card-based payment by a U.S. consumer to a Hong Kong merchant; and (2) a card-based payment by a U.S. consumer to a Hong Kong merchant using our multi-currency service:

	Traditional cross-border transaction (U.S. Dollars and Hong Kong Dollars)	Planet Payment Pay In Your Currency transaction (U.S. Dollars and Hong Kong Dollars)
Consumer

The U.S. consumer presents the Hong Kong merchant with a payment card. The consumer will not know the final cost of the transaction in U.S. Dollars (the sum of fees, foreign exchange rate and cost of the purchased item) until receipt of his or her card statement.

The U.S. consumer presents the Hong Kong merchant with a payment card and the merchant offers the consumer a choice of paying in U.S. Dollars or Hong Kong Dollars. The consumer knows the final transaction amount in U.S. Dollars before the sale is completed.

Merchant	The merchant terminal transmits the card information and transaction amount (in Hong Kong Dollars) to the acquiring bank or its third-party processor.

If U.S. Dollars are selected, the merchant (1) uses our technology to show the consumer the price in U.S. Dollars and the exchange rate with a margin agreed to by Planet Payment and the acquiring bank and (2) transmits the card information and transaction amount (in U.S. Dollars) to Planet Payment (on behalf of the acquiring bank).

Acquiring Bank/Processor

The acquiring bank or its third-party processor submits the authorization request (in Hong Kong Dollars) to the card association. Upon eventual settlement of the transaction by the card association, the card association pays the acquiring bank the amount of the charge in Hong Kong Dollars, so that the acquiring bank can pay the merchant what it expects to be paid in the merchant’s local currency.

We (on behalf of the acquiring bank) submit the authorization request (in U.S. Dollars) to the card association. Upon eventual settlement of the transaction by the card association, the card association converts the amount back to Hong Kong Dollars and pays the acquiring bank, so that the acquiring bank can pay the merchant what it expects to be paid in its local currency. The margin that was included in the exchange rate is shared by the acquiring bank, the merchant and Planet Payment.

Card Association (Visa or MasterCard)

The card association typically (1) converts the amount from Hong Kong Dollars into U.S. Dollars using their internal treasury rates and (2) routes the authorization request in U.S. Dollars to the card issuing bank for response.

The card association routes the authorization request in U.S. Dollars to the card issuing bank for response.

	Traditional cross-border transaction (U.S. Dollars and Hong Kong Dollars)	Planet Payment Pay In Your Currency transaction (U.S. Dollars and Hong Kong Dollars)
Card Issuing Bank	The card issuing bank approves or declines	The card issuing bank approves or declines

the transaction and that response is transmitted back through the chain to the merchant. Upon eventual settlement of the transaction (1) the card association charges the card issuing bank and the acquiring bank certain fees for the international transaction and (2) the card issuing bank reflects the final cost of the transaction (the sum of fees, foreign exchange rate and cost of the purchased item) on the consumer’s card statement in U.S. Dollars.

the transaction and that response is transmitted back through the chain to the merchant. Upon eventual settlement of the transaction (1) the card association charges the card issuing bank and the acquiring bank certain fees for the international transaction and (2) the card issuing bank reflects the final cost of the transaction on the consumer’s card statement in the consumer’s native currency, U.S. Dollars, as agreed to by the consumer at the point of sale.

FX Assured

FX Assured is an enhanced customer service feature for merchants that couples the convenience and clarity of Pay In Your Currency with the added benefit of our “Best Rate Guarantee” service. Using our patented rate-calculation methodology, we offer consumers individualized exchange rates calculated, in real time, to be better than the effective exchange rate that would have been charged by the consumer’s card issuing bank.

Shop In Your Currency

Merchants use Shop In Your Currency, primarily in e-commerce, to target and reach international markets more effectively by offering their customers the ability to view pricing in multiple currencies and pay in the currency of their choice. With Shop In Your Currency, the merchant continues to receive settlement in its preferred currency, thereby enabling each party to the sale to transact business in the currency of their choice.

With Shop In Your Currency, the merchant prices its goods and services in various currencies and the customer makes the decision to purchase the goods and services in the currency of their choice. The consumer then presents his or her card at the point of sale and completes the transaction in the chosen currency as displayed by the merchant, and as far as the consumer is concerned no conversion takes place. The transaction is submitted to the card associations in the chosen transaction currency. Upon settlement by the card association to the acquiring bank, the transaction is converted back into the merchant’s settlement currency so that the acquiring bank can pay the merchant what it expected to be paid for the transaction in its local currency.

iPAY Gateway

Our iPAY service provides PCI-compliant payment gateway services for e-commerce, call center, mail-order and telephone order merchants. iPAY provides our customers with fully integrated domestic and multi-currency processing services, which we believe are highly differentiated in the marketplace for a number of reasons, including the following:

•                  we believe iPAY is the only gateway that offers both Pay In Your Currency and Shop in Your Currency services via the same interface as domestic processing;

•                  merchants can use iPAY’s subscription billing features to establish many types of recurring billing plans in multiple currencies and are able to do so in real-time using online tools, and we do not believe other gateways offer this level of flexibility for merchants; and

•                  iPAY is fully integrated into our platform whereas most other gateways are operated by stand-alone gateway companies, which are not full service, registered third-party processors.

iPAY enables acceptance of all major payment types and methods and offers merchants flexibility in configuring iPAY to meet their business and processing needs. We are currently providing iPAY to customers in the United States and Canada and have recently made it available to our customers in all other regions where we operate.

Additionally, as a result of the contract we entered into with UnionPay in 2012, we enhanced iPAY to include support for UnionPay’s new UnionPay Online Payment (UPOP) service. UPOP provides merchants with the facility to authenticate and process UnionPay debit cards online, providing merchants with better access to the Chinese e-commerce space.

Our broad range of services to both business-to-business and business-to-consumer merchant platforms include credit card, purchase card, and debit card acceptance and multi-currency processing. Using the iPAY recurring billing engine, merchants can track various customers billing and payment data, define payment schedules and offer trial periods. Our secure tokenization and sophisticated fraud and chargeback management tools help merchants manage the risks of conducting business in a card-not-present environment.  All of the above services can be supported as a fully-integrated solution within our platform or can be integrated with the platforms of other supported processors.

Global consolidated reporting and data analytics

Our global consolidated reporting and data analytics offer merchants valuable insights into their operations. These services provide in-depth profiles of consumers’ spending habits and country of origin. We also offer customer dashboards that allow merchants to create personalized marketing programs to attract international customers. We have identified a growing need for information and content management, as businesses are generating data from a wide range of internal and external sources. Expansion into new foreign markets frequently complicates a business’ information streams, due to additional factors such as the introduction of different reporting systems and languages. Our centralized reporting platform can provide transactional data in a uniform, consolidated on-line format across a merchant’s international operations with the ability to focus upon selected data according to a merchant’s particular requirements.

Customer service

We offer a full service customer support center based in our Delaware and Hong Kong facilities. Calls are answered and we respond to critical issues 24 hours a day, seven days a week. The call center is divided into consumer, merchant and corporate services teams to help streamline the process. These teams are trained to deal with Level I type issues, which involve support for our direct merchant portfolio in North America, where we are the first point of contact. Level II type issues, where we are supporting our acquiring bank and processor customers on their technical issues and in response to more difficult Level I type issues our customers receive from their merchants, are escalated to the appropriate support team (in the United States or Hong Kong) for resolution via a problem ticket management system. All calls are entered as cases into a customer relationship management case management system to ensure integrity and continuity of service.

Our acquiring banks and processors

We provide our services to more than 50 acquiring banks and processors in more than 20 countries and territories across the Asia Pacific region, North America, the Middle East, Africa and Europe. Our relationship with acquiring banks and processors provides us with broad market coverage by leveraging their distribution network and global portfolio of merchants. Our acquiring bank and processor customers include: Global Payments, Inc., Network International LLC, Vantiv, LLC, and TSYS Acquiring Solutions. We recently announced an agreement with Visa to provide processing services to Visa’s customers in certain emerging markets.  In 2012, Global Payments, Inc. and Network International LLC represented 23% and 17% of our revenue, respectively.

We typically enter into three to five year contracts with our acquiring banks and processors, which contain “evergreen” renewal clauses, so that they automatically renew for a further period, unless one party positively terminates the contract. Our acquiring banks and processors typically either renew or extend their contracts at the expiration of the term.

Our sponsor banks

In order to offer merchant acquiring services for Visa, MasterCard and Discover transactions, we must be sponsored by a financial institution that is a principal member of the Visa, MasterCard and Discover networks. The sponsor bank must register us with Visa as an independent sales organization and with MasterCard as a member service provider. We have therefore entered into sponsorship agreements with member banks of the Visa, MasterCard and Discover networks, which we refer to as our sponsor banks that allow us to offer card acquiring services directly to merchants.

The sponsorship agreements with our sponsor banks require, among other things, that we abide by the laws and regulations of the Visa, MasterCard and Discover networks. Pursuant to the sponsorship agreements, we are required to pay bank sponsorship fees. These fees are included in our consolidated statements of operations as “payment processing service fees.” If we breach a sponsorship agreement, our sponsor bank may terminate the agreement and, under the terms of the agreement, we are entitled to a reasonable transitional period to make arrangements with an alternative sponsor bank.

Our merchants

We provide our services to approximately 41,000 active merchant locations around the world. We serve these merchant locations, either indirectly through our acquiring banks and processors or directly through our sales force, and deliver innovative payment services that help merchants sell more goods and services. As of December 31, 2012, our active merchant locations grew 47% compared to December 31, 2011. 21% of the multi-currency processing services transaction volume processed in December 2012 was attributed to new merchants activated in the year ended December 31, 2012. For the year ended December 31, 2012, multi-currency services processing transaction volume from retail, lodging, restaurant, e-commerce, and MOTO merchant locations composed 49%, 37%, 6%, 6%, and 1%, respectively, of the total multi-currency processing transaction volume we processed during that period.

Sales and marketing

Our sales force is comprised of business development, key account relationship management and direct sales professionals responsible for developing and maintaining our relationships with our customers. Our sales force is focused on supporting our current customers, as well as nurturing relationships with prospective customers in key international markets. Our relationship managers support the development of sales presentation materials and training of our customers’ sales personnel to assist them in marketing our services, either directly or indirectly, to merchants. We also directly train and support selected key merchants’ employees and technology providers in order to grow active merchant locations, increase utilization of our services and solidify relationships. In addition, we employ a direct sales force which targets merchants in North America for our payment processing services.

Our marketing staff is focused on marketing our company, our services and our acquiring bank and processor customers’ services. Managing our corporate website presence is a key responsibility for the marketing team, with a focus on acquiring bank and processor acquisition and describing our services to merchants. Since we allow our acquiring bank and processor customers to market our services under their own brands, our marketing team also assists our customers with the development of marketing materials to encourage adoption of our multi-currency processing services.

Technology

We believe that our wholly owned, currency-neutral processing platform is a major reason why leading international banks and processors use our services. The platform enables us to operate as an international independent third-party processor with direct connectivity to card associations around the world. Since our platform is maintained internally, we are able to efficiently respond to customer needs and market opportunities. Our platform consists of seven synchronized processing centers linked by a global telecommunications network. Our primary data centers are located in secure facilities in Elmsford, New York, and New Castle, Delaware. We also host facilities in Bermuda, Dublin, Shanghai and Macau and host two facilities in Hong Kong, through co-location arrangements. The following is a summary of key attributes of our processing platform:

•                  Singular platform. We operate a single platform that supports all the currencies, languages and regional card products that we offer our customers. Our platform is built on a unified architecture with a centralized database as opposed to the processing platforms of some of our primary competitors that use a regionalized architecture and regionalized database. Our singular platform enables consistency in our services, rapid response to emerging technologies and changing industry standards, and allows us to efficiently offer our services across geographies. Merchants operating across multiple territories can conveniently access a consolidated view of their transaction activity and use their preferred point-of-sale technology. As a result, our merchants can deliver a consistent customer experience in any region, which reduces implementation costs and customer training for both sales and operations.

•                  Individualized exchange rates. Our acquiring banks and merchants can use our patented technology to offer individualized exchange rates for each transaction based on a number of different factors, including merchant location, the customer’s native currency and any special offers. The platform can also accept multiple exchange rate sources and provide rate guarantees for a specific time period; for example, for e-commerce merchants where delivery of the product may take place several days after the payment transaction.

•                  Scalability. Our platform can expand to add new banks and merchants, increase transaction volumes and enter new markets. Our unified global platform utilizes a distributed architecture, which improves flexibility and scalability. The number of payment card transactions that we can process is limited by the number of transactions per second that can be processed by our authorization system and the storage limits of our MAS. We have developed sophisticated exception management processes and procedures that are critical to maintaining our ability to scale effectively by allowing us to monitor and fine-tune our processes as transaction volumes increase. We have been able to increase the capacity of both systems by installing additional hardware on a managed, modular basis on a single platform without significant increases in capital expenditures.

•                  High level of security. Given the sensitive nature of the consumer data that we process and the strict security requirements of our acquiring bank customers, we built our platform with a strong focus on system security. We utilize next generation security safeguards using third party hardware and software encryption, as well as our proprietary tokenization services. Our platform is compliant with the PCI Security Council’s Data Security Standards and is annually audited and certified by an independent security assessor. We proactively monitor our systems and network for any security threat and we are constantly maintaining and improving the security features of our platform to help our customers minimize risk.

•                  Reliability. Our global telecommunications network and processing centers are designed for redundancy and fail-over. During the two years ended December 31, 2012, our two core processing platform components, MAS and Planet Switch, each had average system uptime availability of at least 99.9%.

Processing platform components

The platform was designed with a modular architecture to enhance scalability and easily offer additional components. The primary components of our processing platform include (1) MAS, (2) Planet Switch, (3) iPAY, (4) our card association endpoints, and (5) the Commercial Services Platform.

Merchant Accounting System.  MAS creates end-of-day clearing files to the card associations, reports on merchant and acquiring bank transaction activity, creates and transmits payment instructions for our acquiring banks, and serves as the system of record for our Pay In Your Currency and multi-currency payment processing services. MAS tracks foreign exchange fluctuations on a daily basis to facilitate comprehensive reconciliation of each aspect of the credit card authorization and settlement processes.

MAS is a unified transaction processing system, for all regions, all currencies and all languages that we support, with a web-based management and reporting interface for use by our back-office staff, acquiring bank back-office staff, and merchants. The customer facing web-application and reporting infrastructure currently supports Cantonese, English, French, Canadian French, Mandarin, Portuguese and Spanish. MAS also provides acquiring banks and processors and merchants with comprehensive reporting of the status of their transactions and funding cycles as well as other pertinent credit card operational needs including image processing, chargebacks, retrievals and representments.

Planet Switch.  Planet Switch is an authorization host for both domestic and foreign transactions. Planet Switch also functions as a point-of-sale terminal and integrated system driver and end-of-day reconciliation host for credit card transactions. Planet Switch was designed for multi-currency payment processing and supports our real-time foreign exchange logic at the point of sale. Planet Switch receives the inbound authorization request, converts the sale amount into the consumer’s home billing currency, and forwards the request to the card association endpoints for completion.

iPAY Gateway.  We offer a fully integrated e-commerce gateway differentiated by its multi-currency capabilities that processes all major card brands and ACH transactions. Additionally, iPAY has a virtual terminal payment application for MOTO transactions and enables recurring payments. Given the increased risk of fraud associated with a card-not-present environment, we offer our own and third party advanced fraud monitoring, tokenization and other security tools to protect acquiring banks, merchants and consumers.

Card association endpoints.  We have the capability to submit transaction data directly to Visa, MasterCard, American Express, JCB and UnionPay in the regions in which we do business, through leased hardware provided by Visa or MasterCard and certified interfaces to American Express, JCB and UnionPay. This capability enables us to control the transaction flow and eliminates the need to use third-party processors. In order to utilize these endpoints, we have built support for interchange qualification in the United States, Canada, the Asia Pacific region, the European Union, the Middle East and Africa and have the ability to quickly and effectively develop support for additional local card brands and regional interchange regimes.

Commercial Services Platform

The Commercial Services Platform, or CSP comprises the platform acquired from BPS which was designed to issue and process pre-paid debit cards as well as process non-financial transactions such as mobile phone top-up and lottery ticket sales.  The CSP is being integrated into the Planet Payment platform in order to enable enhanced functionality to be quickly deployed to merchants’ POS devices that are connected to our platform.

Platform innovation and enhancements

We will continue to use our technology resources to develop advanced platform capabilities in order to enhance our market position and enable our customers to retain and attract new business. Given the unified architecture of our single platform, once new enhancements and solutions have been implemented, they are available to all of our customers around the world. During 2012, we continued to enhance our proprietary systems in order to offer acquiring banks, processors, and merchants increased opportunities to capture additional revenue with new services. For example, in 2012 we:

•                  Implemented support for hosted and non-hosted ATM’s in the U.S. and elsewhere.

•                  Developed support to enable money transfers to domestic and international payment cards.

•                  Enhanced platform to support retail, lodging and e-commerce (UPOP) transactions for UnionPay cards, to help merchants access the Chinese market.

•                  Developed additional domestic interchange support for a number of international markets, to enable us to provide full-service outsourced processing to our customers in those countries.

Technology partners

In order to facilitate the provision of our services, technology and service providers to the electronic payments industry, including point-of-sale system providers, such as e-commerce gateways, terminal manufacturers and other processors, have certified their solutions to our platform. Our technology partners, once integrated to our platform, have the ability to support merchants wherever they are, without having to replicate development efforts to connect to different regional platforms. We have comprehensive implementation documents to guide our technology partners through development and a team of implementation and certification specialists to assist in the process.

Competition

We compete in the global payments processing marketplace, with segments of our services competing against international payment processors, multi-currency payment service providers and global e-commerce payment service providers.

International payment processors

Currently, there is a high level of concentration in the international payment processing industry, with a few large processors providing payment card processing services to acquiring banks on a multi-national and multi-regional basis. The payment processing industry is mostly regionalized, with many acquiring banks and processors providing services focused specifically on their local region or country. International processors with whom we compete include: First Data Corporation, with its OmniPay Limited subsidiary operating a multi-currency platform; Elavon, Inc., a wholly owned subsidiary of U.S. Bancorp, that operates in North America and Europe; and WorldPay (UK) Limited, formerly owned by Royal Bank of Scotland Group, PLC, that also primarily services the North American and European markets. We compete with these entities primarily based on the specialized solutions and quality of services that we provide. While we compete with international payment processors for acquiring bank customers, in certain situations, we also work cooperatively with them to process transactions. International processors with whom we currently partner under multi-currency processing agreements, include Global Payments, Inc. in the Asia Pacific region, the United States and Canada, and First Data Corporation under its Merchant Solutions former joint venture with Standard Chartered Bank in the Asia Pacific region. We also work with large, regional processors under multi-currency processing agreements, including TSYS Acquiring Solutions in the United States, Vantiv, LLC in the United States, and Network International LLC in the Middle East. We may also compete against prospective acquiring bank customers that may prefer to develop and offer their own payment processing solution. We believe the payment industry will continue to consolidate and outsource processing to benefit from access to new services without significant investment or modifications to their existing systems.

Multi-currency payment service providers

The multi-currency payment service industry is largely segmented among large, international processors, which provide multi-currency processing services as part of their broader international payment processing service, including those referenced above, and smaller companies who work on a regional or local basis to provide DCC or multi-currency processing services on behalf of acquiring banks or merchants. Specialized DCC providers include: FEXCO Holdings; Travelex Holdings Limited; Global Blue; Monex Financial Services Limited; Euronet Worldwide, Pure Commerce Pty Ltd, a subsidiary of Euronet; Fintrax Group Holdings; and Continuum Commerce Ltd. (formerly known as GCX—(Global Currency Exchange Limited)). Since many of these competitors come from the foreign exchange sector, their business models are based upon trading settlement currencies. As a result, many of these companies work with a multi-currency enabled acquiring bank or processor, which we believe gives rise to additional complexity and inefficiencies in implementation and processing. We compete with these companies primarily based on the quality of our offerings and process efficiencies. Some of these competitors may attempt to compete with us by significantly undercutting our prices or offering substantial incentives.

Global e-commerce payment service providers

In the global e-commerce payment space, our Shop In Your Currency and iPAY services compete with several international online payment service providers, including CyberSource Corporation, a subsidiary of Visa, MasterCard International Gateway Services, or MIGS, PayPal, Inc., GlobalCollect, FiftyOne Inc., WorldPay (UK) Limited, and Payvision. In the United States, we compete against acquiring banks offering multi-currency processing solutions to online merchants, including Chase Paymentech and Bank of America.  In the Asia Pacific region, we compete against regional providers, including AsiaPay Limited, JETCO, and eNETS Pty Ltd, but also support MIGS. We compete with these entities primarily based on the specialized solutions and quality of services that we can provide, in addition to price. In North America, a number of locally-focused payment gateway providers primarily concentrate on delivering domestic online payment services. Our iPAY service competes with them based on the specialized multi-currency solutions we offer. We also work cooperatively with several payment gateway providers to offer Shop In Your Currency services online, including USAePAY and Plug’n Pay.

Regulatory and legal environment

Our customers are subject to numerous laws and regulations applicable to banks and other financial institutions in the United States and elsewhere and, as a consequence, our business is affected by such laws and regulations. Our contracts with acquiring banks and processor customers require us to comply with applicable laws and regulations in the United States and in the various jurisdictions in which we and our customers operate, including:

•                  banking regulations, and monetary and other governmental authority requirements relating to the processing of payment card transactions;

•                  anti-money laundering laws, regulations and related requirements, such as the USA PATRIOT Act in the United States;

•                  privacy and data security regulations, including rules regarding safeguarding personal information, such as rules implementing the privacy provisions of Gramm-Leach-Bliley Act, or GLBA, in the United States;

•                  U.S. Internal Revenue Service, or IRS, and other taxing authority reporting requirements;

•                  card association and payment network organization rules; and

•                  other laws and regulations.

Banking regulations

The financial services industry is subject to significant legislative and regulatory scrutiny. Interchange fees, which are typically paid by the acquiring bank to the card issuing bank in connection with transactions, are being reviewed by regulatory authorities and central banks in a number of jurisdictions in which we operate and are subject to increasingly intense legal, regulatory, and legislative scrutiny worldwide. For instance, in the United States, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, requires the Board of Governors of the Federal Reserve System to regulate the fees charged or received by issuers for processing point-of-sale debit card transactions, as well as other restrictions on routing debit card transactions and network exclusivity. Regulatory actions such as this one, even if not directed at us, may have a significant and negative impact on our customers in the United States because they may require significant efforts to change our systems and services and may require changes to how we price our services and solutions to our current and potential customers. We do not expect that the Dodd-Frank Act or other regulations governing interchange fees will have a significant negative effect on our business, as our business model is predominantly based on credit cards and we are primarily serving acquiring banks outside of the United States that are not subject to the Dodd-Frank Act. However, we cannot predict the effect of these and any prospective regulatory changes on our customers, our operations and financial condition.

The Canadian Department of Finance issued a voluntary Code of Conduct for payment card industry participants in Canada. Visa and MasterCard adopted the Code of Conduct in the form proposed by the Canadian government. The purpose of the Code of Conduct is to demonstrate the industry’s commitment to:

•                  ensuring that merchants are fully aware of the costs associated with accepting credit and debit card payments, thereby allowing merchants to reasonably forecast their monthly costs related to accepting such payments;

•                  providing merchants with increased pricing flexibility to encourage consumers to choose the lowest-cost payment option; and

•                  allowing merchants to freely choose which payment options they will accept.

The requirements for increased transparency and disclosure to merchants have required us to change the formats of our merchant statement and certain other documentation in order to enable our customers in Canada to comply with the new Code of Conduct. At this time, it is not possible to predict what effect the other provisions of the Code of Conduct will have on our customers, operations and financial condition.

The banking and/or monetary authorities of some jurisdictions, such as the Hong Kong Monetary Authority, require acquiring banks to obtain their permission before outsourcing processing services to us. In accordance with our agreements with our customers, we are subject to compliance audits by our customers and by their regulators, as well as by the card associations. Although most of our customers conduct annual or other periodic reviews of various aspects of our services, we have not been subject to any audit or inspection by any government regulator to date. MasterCard has conducted periodic reviews of our operations under its Fraud Management Program (formerly known as Risk Assessment Management Program) and found that we are a risk aware service provider with the tools and knowledge required to assist member banks in the mitigation of fraud losses. Government regulators and regulatory bodies, such as the card associations, could change or impose additional requirements on us and our customers with respect to outsourcing, or the introduction of new services could require additional authorization from such regulators.

In April 2005, the People’s Bank of China along with other Chinese government authorities issued the Various Opinions Concerning the Promotion of the Bank Card Industry, or the Opinions. One of the goals set out in the Opinions is to strengthen bank card risk management and to establish a risk prevention mechanism. As one of the measures to be taken to achieve this goal, the Opinions call for Chinese government authorities to strengthen access to and supervision of the outsourcing of bank card data processing and related operations. The Opinions specifically note the need for specific regulations with respect to foreign-invested organizations that engage in related services in China. Notwithstanding the Opinions, we are not aware of any regulations directly applicable to bank card data processing operations or operators, whether domestic or foreign-invested, which have been publicly promulgated to date.

In January 2011, the China Bank Regulatory Commission, or CBRC, issued the Measures for the Supervision and Administration of Credit Card Business of Commercial Banks, or the Measures. The Measures impose a number of requirements on commercial banks involving credit card businesses, particularly in relation to information security and the ability to ensure the integrity and security of customer information and operational data. These requirements are applicable to acquiring banks and not their service providers, such as us. However, we cannot rule out the possibility that CBRC and other relevant authorities may decide to issue new laws or regulations or otherwise extend the reach of the Measures or other existing regulations in a manner that will impact the operations of third-party data processors, such as us.

Anti-money laundering laws

Most jurisdictions in which we and our customers operate have implemented, amended or have pending anti-money laundering and anti-terrorism regulation. We are subject to the provisions of the USA PATRIOT Act, which requires the creation and implementation of comprehensive anti-money laundering programs. In general, this requires that we make certain efforts to prevent the use of our payment processing system to facilitate money laundering and the financing of terrorist activities, including, for example, the designation of a compliance officer, training of employees, adoption of internal policies and procedures to mitigate money laundering risks, and periodic audits. As are all U.S. citizens and U.S. entities, we are subject to regulations imposed by the U.S. Department of the Treasury Office of Foreign Assets Control, or OFAC, which prohibit or restrict financial and other transactions with specified countries, and designated individuals and entities, such as terrorists and narcotics traffickers.

As a payments processor that does not handle customer funds, our primary responsibilities in this area relate to the underwriting and monitoring of merchants in our direct merchant portfolio. Our acquiring bank customers have the sole responsibility for underwriting merchants in their own portfolios, for which we are just acting as the processor, and the primary responsibility for monitoring unusual transactions. We have procedures and controls in place that are designed to protect against having direct business dealings with countries, individuals or entities that are subject to OFAC-administered sanctions. However, due to the complexity of the payments systems in which our customers participate, such as MasterCard and Visa, it is possible our computer systems may be used in the processing of transactions involving countries or parties subject to OFAC-administered sanctions.

Anti-money laundering regulations are constantly evolving, and we cannot predict how future regulations or changes thereto might affect us. Therefore, we monitor our compliance with anti-money laundering regulations to ensure that we comply with the most current legal requirements. Complying with future regulation could be expensive or require us to change the way we operate our business.

Privacy and data security regulation

We collect and store consumers’ personally identifiable information on behalf of our customers, including names, card account numbers and expiration dates, and maintain a database of consumer data relating to specific transactions, including card numbers, in order to process transactions and assist our customers with retrieval requests, chargebacks and refunds. We also collect and store personally identifiable information about merchants and individual principals of these merchants, in connection with the underwriting of merchants in our direct merchant business, including names, addresses, social security numbers and employer identification numbers. As a service provider to financial institutions in the United States, we comply with the privacy provisions of GLBA and its implementing regulations and, as applicable with various other federal, state and foreign privacy statutes and regulations, and the PCI Security Standards Council’s Data Security Standards, each of which is subject to change at any time. We may only use and disclose the personal information we receive on behalf of our customers for the purposes for which it was provided to us and consistent with each acquiring bank and processor’s own data privacy and security obligations.

In order to comply with our obligations under GLBA, applicable state and foreign laws and our contractual agreements with our acquiring banks and processors, we are required to safeguard and protect the privacy of personally identifiable information we receive. As part of their compliance with the requirements, each of our U.S. customers is expected to have a program in place for responding to unauthorized access to, or use of, consumer information that could result in substantial harm or inconvenience to consumers. A majority of U.S. states have enacted security breach legislation, requiring varying levels of consumer notification in the event of a security breach, which could result in significant costs to us and significant damage to our reputation. Outside of the United States, most of the jurisdictions in which we or our customers operate have laws regulating the protection of personal data. We may be subject to these laws as a result of our contractual arrangement with our customers.

The interpretation of pending and existing laws and regulations is evolving and, therefore, these laws and regulations may be applied inconsistently. It is possible that our current data protection policies and practices may be deemed inconsistent with new legal requirements or interpretations thereof, and breaches in the security of our payment processing platform and technology could result in a violation of these laws and regulations.

Internal Revenue Service regulations

The IRS adopted Section 1.6050W-1 of the Code requiring acquiring banks and processors to file Form 1099-K reports regarding sales volumes processed on behalf of merchants using payment cards, commencing January 2012. This regulation imposes obligations on us to collect and report on information regarding the sales activities of merchants in the United States for which we process transactions. This regulation required us to modify our systems and processes and resulted in additional costs and imposed additional requirements on the way we provide our services to our customers, and may, in the future, result in further costs and require substantial internal development work. This regulation may be subject to change or may be supplemented by additional regulations and it is not possible to predict the impact of such new regulations on our business and operations.

Card association and payment network organization rules

The acquiring banks that are our customers, or that sponsor the bank identification numbers for Visa transactions and interbank card association number for MasterCard transactions that our customers use, whether or not such acquiring banks are our customers, must register us with Visa and MasterCard as a third party processor. Visa and MasterCard set the standards with which we and the acquiring banks must comply. As a result of being registered as a third-party processor, we are subject to card association rules and standards, and if we fail to comply with those rules and standards, the card association or network organization may subject our acquiring banks to a variety of fines or other penalties for which we could be responsible, including the termination of our ability to process transactions routed through these entities. Each card association and network organization has the power to audit us, as well as our merchant and acquiring bank customers, from time to time to ensure compliance with their rules and standards. We continue to work with our acquiring banks and processors to implement and maintain appropriate policies and programs, as well as adapt our business practices in order to comply with all applicable rules and standards.

The card association rules and standards have included and may in the future include rules impacting DCC and multi-currency pricing services such as ours. For example, Visa maintains a prohibition on performing DCC services on cash withdrawal transactions performed at ATMs with Visa cards and card associations other than Visa and MasterCard, such as JCB and American Express, only permit Shop In Your Currency services on transactions undertaken with their cards in certain circumstances. We currently have a limited agreement with JCB that enables us to offer our Shop In Your Currency service only in North America for Japanese Yen and U.S. Dollars and we do not currently offer our Shop In Your Currency service on any American Express transactions, although we are planning to do so.

Visa and MasterCard operating rules are subject to change at any time and in particular include twice yearly “compliance updates” each April and October. Such changes or updates often require us to modify our systems and processes and may result in additional costs, require substantial internal development work and change, or impose additional requirements on, the way we provide our services.

Currently, rules issued by both Visa and MasterCard require DCC service providers to make certain disclosures regarding the currency conversion information and to offer consumers a choice as to whether to accept the currency conversion. The specific disclosure requirements and procedures vary for each card type and may also differ according to the merchant’s industry vertical. In addition, Visa has recently established a certification regime that requires all new DCC services, and all changes to certified DCC solutions, to undergo a certification process and be approved by Visa. Visa also charges acquiring banks an annual fee of $45,000 for each country and territory in which they offer a DCC service. Additionally, both Visa and MasterCard charge additional cross-border fees for transactions involving DCC.

Other laws and regulations

As we develop new services and solutions, we may become subject to additional laws or regulations. These additional laws or regulations could substantially restrict the nature of the business in which we may engage. In addition, changes in current or future laws or regulations may restrict our ability to operate our business and may have a material adverse effect on our business, results of operations and financial condition.

In addition, changes to laws and regulations, or the interpretation or enforcement thereof, could have a negative financial effect on our business. Even an inadvertent failure to comply with laws and regulations could damage our business or our reputation. We cannot predict the substance or impact of pending or future legislation or regulation, or the application thereof, although enactment of such legislation would affect how we and our customers operate and could significantly increase costs, impede the efficiency of internal business processes and limit our ability to pursue business opportunities in an efficient manner.

Intellectual property

Our intellectual property rights are a key component of our business success. We rely on a combination of patent, trademark, copyright, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology. We generally require employees, consultants, customers, suppliers and partners to execute confidentiality agreements with us that restrict the disclosure of our intellectual property. We also generally require our employees and consultants to execute invention assignment agreements with us that protect our intellectual property rights. Despite these precautions, third parties may obtain and use without our consent intellectual property that we own or license. Any unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

As of December 31, 2012, we had one issued patent and two patent applications in the United States, and multiple issued patents in Australia, India, New Zealand, the Philippines, Singapore, South Africa and Sri Lanka and patent applications pending in several other jurisdictions, all of which are counterparts to our patent and patent applications in the United States. We cannot ensure that any of our pending patent applications will be granted or that any of our issued patents will adequately protect our intellectual property. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them. The patent laws in the United States and foreign countries in which we have issued patents and/or pending applications may change, making it more difficult or impossible to obtain or enforce patent rights related to our business. In addition, third parties could claim invalidity, co-inventorship or make similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time, attention and resources, damage our reputation and brand, and substantially harm our business. Therefore, the exact effect of having a patent cannot be predicted with certainty.

We own and use distinctive trademarks on or in connection with our products and services, including both unregistered common law marks and issued trademark registrations in the United States, Canada, Hong Kong and the European Union. We also have trademark applications pending to register marks in the United States, Canada and China. We have also registered numerous Internet domain names.

While we actively take steps to protect our proprietary rights, such steps may not be sufficient to prevent third parties from infringing or misappropriating our intellectual property. Trade secrets are difficult to protect.

From time to time, we may become involved in disputes over rights and obligations concerning intellectual property. Although we believe that our product offerings do not infringe the intellectual property rights of any third party, we have not performed any significant freedom-to-operate analyses with respect to U.S. or foreign patent rights, nor can we be certain that we will prevail in any intellectual property dispute. If we do not prevail in these disputes, we may lose some or all of our intellectual property protection, be enjoined from further sales of our products that are determined to infringe the rights of others, and/or be forced to pay substantial license fees or royalties to a third party, any of which would adversely affect our business, financial condition and results of operations.

Employees

As of December 31, 2012, we had a total of 201 regular full-time employees, including 75 employees located outside the United States. None of our employees are represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be good.

Executive Officers of the Registrant

The following sets forth certain information with regard to our executive officers, including their ages as of February 28, 2013:

Name	Age	Position
Philip D. Beck	52	Chairman of the Board of Directors, Chief Executive Officer and President
Graham N. Arad	54	Director, Senior Vice President and General Counsel
Robert J. Cox III	47	Senior Vice President, Chief Financial Officer and Treasurer
Kieth W. Flaherty	45	Senior Vice President, Operations and Project Management
Alan M. Lubitz	61	Chief Technology Officer and Senior Vice President, Product Development
E. Drew Soinski	54	Senior Vice President, Managing Director, Americas
Jason A. Taylor	41	Chief Information Officer

Philip D. Beck founded our company in 1999, and has since then served as Chairman of our Board of Directors and our Chief Executive Officer and President. Mr. Beck previously practiced for almost 20 years as an international banking and corporate lawyer. Mr. Beck holds an L.L.B. from Queen Mary, the University of London, and is admitted to practice law in England and Wales, and the state of New York. Mr. Beck serves on our Board of Directors due to his in-depth knowledge and understanding of our business and its development, the perspective and experience he brings as our Chief Executive Officer, and his extensive background in the payments industry, which give him unique insight into our company’s challenges, opportunities and business.

Graham N. Arad has served as a director and our Senior Vice President and General Counsel since our company’s founding in 1999. From 1993 to June 2007, Mr. Arad was a partner at Beck & Arad, LLP, a New York law firm, and from February 1996 to January 2008, Mr. Arad was a partner at Hewlett Beck & Arad, a British Virgin Islands law firm, as an international corporate and commercial law attorney, working in a limited capacity at both law firms after our company was founded. Mr. Arad holds an L.L.B. from the London School of Economics, University of London, and is admitted to practice in England and Wales, and the state of New York. Mr. Arad brings to our Board of Directors in-depth knowledge and understanding of our business and his expansive experience in advising businesses operating internationally.

Robert J. Cox III has served as our Senior Vice President, Chief Financial Officer and Treasurer since November 2009. From June 2009 to November 2009, Mr. Cox served as the Chief Financial Officer of Harris Interactive, Inc., a market research firm. From 2001 to May 2009, Mr. Cox served as the Chief Financial Officer of DealerTrack Holdings, Inc., an automotive retail software solution provider. Prior to that, Mr. Cox served as Chief Financial Officer at Triton International Inc. and Green Stamp America Inc. He began his career as a Certified Public Accountant in the audit practice at KPMG LLP. Mr. Cox holds a B.A. in Accounting from St. Bonaventure University and an M.B.A. from Columbia Business School.

Kieth W. Flaherty has served as our Senior Vice President, Operations and Project Management since November 2006. From April 2002 to November 2006, Mr. Flaherty served as the Chief Technology Officer at Transworld Payment Solutions, a provider of payment solutions. Prior to that, Mr. Flaherty held various senior positions with Bank of Bermuda, Arab National Bank and First Ecommerce Data Services.

Alan M. Lubitz has served as our Chief Technology Officer since November 2003 and our Senior Vice President, Product Development since July 2008. Prior to joining us, Mr. Lubitz spent over 17 years holding various senior positions at Paymentech, TermNet Merchant Services, National Card Processing Systems and Chase Merchant Services. Mr. Lubitz holds a B.S. in Electrical Engineering from the City College of New York, an M.S. in Electrical Engineering from the Polytechnic Institute of New York, and an M.B.A. from the Boston College School of Management.

E. Drew Soinski has served as our Senior Vice President, Managing Director, Americas since May 2011. From May 2010 to May 2011, Mr. Soinski was the Vice President of Sales, Payments at Voltage Security and from May 2009 to May 2010, he served as the Vice President of Business Development at Hypercom, each of which provides encryption and security software and services for transaction processing. From August 2007 to November 2008, Mr. Soinski served as the Chief Marketing Officer and President of Global Swift Funding, a provider of financing solutions for small and middle market business. From September 2005 to July 2007, Mr. Soinski served as Chief Marketing Officer of Cardtronics, Inc., an owner and operator of ATMs. Prior to that, he held various senior positions with First Horizon Merchant Services, National Processing Corporation (now Bank of America Merchant Services), Dassault Electronique, TransGlobal Systems (now part of Chase Paymentech), and NaBanco (now Chase/Paymentech Merchant Services). Mr. Soinski holds a B.S. in Marketing from the University of Central Florida.

Jason A. Taylor has served as our Chief Information Officer since June 2009 and from November 2006 until his promotion in June 2009, served as our Senior Vice President of Card Systems and Quality Assurance. From October 2001 to October 2006, Mr. Taylor was Manager, Card Systems, at TransWorld Payment Solutions, a third party payment processor. Mr. Taylor holds a B.S. in Business from Kwantlen University.

Available Information

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, free of charge on our website at www.planetpayment.com, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”) at www.sec.gov. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. For information about the SEC’s Public Reference Room, contact 1-800-SEC-0330.

ITEM 1A.                                       RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, before making a decision to invest in our common stock. Our business, operating results, financial condition or prospects could be materially and adversely affected by any of these risks and uncertainties. In that case, the trading price of our common stock could decline and you might lose all or part of your investment. In addition, the risks and uncertainties discussed below are not the only ones we face. Our business, operating results, financial performance or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. In assessing the risks and uncertainties described below, you should also refer to the other information contained in this Annual Report on Form 10-K before making a decision to invest in our common stock.

Risks related to our business and industry

We have a history of losses and may not sustain profitability in the future.

We had a net loss of $(4.5) million for the year ended December 31, 2012, and have incurred losses since our inception, except in 2011.  We had an accumulated deficit of $(81.9) million as of December 31, 2012.

Our ability to achieve profitability in the future will likely depend on our ability to continue to increase our revenue, which is subject to a number of factors including our ability to continue to increase multi-currency processing revenue, increase new merchant deployments in the regions in which we currently operate, and add new acquiring banks and processor customers in new geographies. Our revenue is also impacted by factors beyond our control such as global economic and political conditions, particularly those affecting cross-border travel and commerce, such as the continuing macroeconomic downturn. Our ability to achieve profitability in the future also depends on our expense levels, including our selling, general and administrative expenses, and other expenses related to improvements in our technology, launches of new services, and our expansion into new geographic and vertical markets. In addition, our fees, interchange and assessments may also be influenced by increased competition and changes in card association rules and governmental regulations. Our efforts to grow our business may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue, manage our expenses and maintain or improve our gross profit margin, we may not be able to sustain profitability in the future.

If the card associations do not allow our services to be offered, either generally or in certain geographies, then we cannot sell our services to acquiring banks, processors and merchants in those geographies and our ability to grow our business may be harmed.

Our services require us to interconnect with the Visa, MasterCard, American Express, JCB and UnionPay card associations, and if these card associations do not allow acquiring banks and processors to offer certain services, either generally or in certain geographies, then we cannot sell our services to acquiring banks, processors and merchants, either generally or in those geographies. For example, in April 2010, Visa announced a moratorium on all new acquiring banks and merchants offering dynamic currency conversion, or DCC, services, such as our Pay In Your Currency service, and studied the impact of DCC on Visa cardholders and the Visa brand. In October 2010, Visa lifted the moratorium and also established certain rule changes that removed a prior prohibition on offering DCC services in certain regions, namely Central Europe, the Middle East, Africa, Latin America and the Caribbean. Prior to the lifting of this moratorium we were unable to provide DCC services in those regions to potential customers. If the card associations do not allow the offering of certain services, either generally or in certain geographies, then we will not be able to sell our services to potential customers generally or in those geographies and our ability to grow our business may be harmed.

A limited number of our customers are responsible for a significant portion of our revenue and a decrease in revenue from these customers could have a material adverse effect on our operating results and cash flow.

A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the year ended December 31, 2012, subsidiaries of Global Payments Inc. represented 23% of our revenue and Network International, LLC represented 17% of our revenue. Our contractual arrangements with these customers do not obligate them to offer our services and if they choose to do so, the agreements do not dictate the timing of implementation. Additionally, if these customers lose merchants or if their merchants do not use our services, then our revenue will decrease.

We expect that a limited number of customers will continue to account for a significant portion of our revenue in future periods. If we do not adequately perform under, or successfully renew or renegotiate, our agreements with these or our other customers, our business will suffer. Our acquiring bank and processor customers typically enter into agreement with three- or five-year terms and upon the termination of that initial contractual term, customers have the opportunity to consider other providers or renegotiate the terms of the contract. The loss of our contracts with existing customers, our failure to renegotiate contracts with existing customers on terms as favorable as in the past, or a significant decline in the number of transactions we process for them could adversely affect our business, financial condition and results of operations.

In addition, the financial position of our customers and their willingness to pay for our services and solutions are affected by general market conditions, competitive pressures and operating margins within the banking industry. Any of these factors could negatively affect our business, financial condition and results of operations.

We rely on third parties to implement our services and to market them to consumers.

We rely on acquiring banks, processors and merchants to integrate our services within their services and ultimately to offer our services to consumers in order to generate revenue for us. Although we have contracts with our customers, they are not obligated to offer our services and if they choose to do so, the agreements do not dictate the timing of implementation. If the pace of adoption of our services is slower than anticipated it could adversely affect our business, financial condition and results of operations. Following initial implementation of our services, we continue to be significantly dependent on our relationships with acquiring banks and processors to market our services to their merchants and customers. Even those contractual arrangements with our customers that contain exclusivity provisions are not perpetual, and customers could reassess their commitments to us in the future, purchase alternative services and/or develop their own competitive services following the expiration of the exclusivity period, which in several cases does not run for the full term of the agreement.

Also, we collaborate with service providers that facilitate the provision of our services, technology and service providers to the electronic payments industry, including point-of-sale system providers, such as e-commerce gateways, terminal manufacturers and other processors that have certified their solutions to our platform. These third parties include acquiring banks, processors and merchants, each of which could be a customer, as well as a supplier, in addition to commercial communications providers. If these service providers fail to perform in accordance with the requirements of the technological specifications necessary for us to provide our services to our customers, it could result in our failure to provide our services in accordance with our contracts, potentially exposing us to liability to our customers. In these cases, we may have to rely on an indemnity or other contractual obligation from the service provider in order to avoid ultimate liability or suffering damages. However, due to the inherent risk of litigation, such indemnity or other obligation may not prove to be enforceable against the service provider, or even if favorable judgment is obtained, the service provider may not have the financial ability to meet its obligations, thereby exposing us to bearing the burden of the loss.

In many cases, we have little or no direct access to our customers’ merchant bases and are heavily reliant on our customers’ sales forces to promote our services. It is ultimately up to our customers or our customers’ merchants to offer our services to consumers and to do so in an effective manner, and there is no guarantee that these merchants or their consumers will continue to use our services. Our customers may not be as effective at selling our services and solutions as our own sales personnel. Our customers are also competing with other participants in the industry for processing business and may have other actual or perceived disadvantages relative to such competitors, which may affect their ability to generate business, whether or not such business includes our services and solutions. As a result, much of our business depends on the continued success and competitiveness of our acquiring banks and processors. We further rely on the success of the merchants. If these merchants experience a reduction in transaction volume or become financially unstable, we may lose revenue. The performance of our customers and our customers’ merchants is subject to general economic conditions and their impact on consumer spending.

In addition, we rely on the continuing expansion of merchant and consumer acceptance of the card associations’ brands and programs. There can be no guarantee that merchant and consumer acceptance will continue to expand, and if the rate of merchant acceptance growth slows or reverses itself, our business could suffer.

Any security and privacy breaches in our systems may damage client relations, our reputation and expose us to liability.

We electronically collect and store sensitive personal information, such as credit card numbers, about consumers. We process that data and deliver our products and services by using computer systems and telecommunications networks operated by both us and by third party service providers. The confidentiality of the consumer information that resides on our systems is critical to our business. Although, we have what we believe to be sufficient security around our systems to prevent unauthorized access, we cannot be certain that our measures will be successful and sufficient to counter all current and emerging technology threats designed to breach our systems in order to gain access to confidential information. If we are unable to protect, or our customers perceive that we are unable to protect, the security and privacy of our electronic transactions:

•                  our clients may lose confidence in our services;

•                  our reputation may be harmed;

•                  we may be exposed to unbudgeted or uninsured financial liability;

•                  it may become more difficult for us to register with card associations;

•                  we may be subject to increased regulatory scrutiny; and

•                  our expenses may increase as a result of potential remediation costs.

Our ability to attract and retain customers and employees could be adversely affected to the extent our reputation is damaged. While we believe we use proven applications and processes designed for data security and integrity to process electronic transactions, there can be no assurance that our use of these applications and processes will be sufficient to counter all current and emerging technology threats designed to breach our systems in order to gain access to confidential client information or our intellectual property or address the security and privacy concerns of existing and potential customers. Any failures in our security and privacy measures could adversely affect our business, financial condition and results of operations.

Any new laws, regulations, card association rules or other industry standards affecting our business, or any changes made to them, in any of the geographic regions in which we operate may require significant development efforts or have an unfavorable impact on our financial results.

We are subject to regulations that affect the electronic payments industry in the countries and territories in which we operate. Regulation and proposed regulation of the payments industry has increased significantly in recent years. Failure to comply with regulations may result in the suspension or revocation of a license or registration, the limitation, suspension or termination of service, and the imposition of civil and criminal penalties, including fines, which could have a material adverse effect on our financial condition. For example, we are subject to:

•                  the rules of Visa, MasterCard, American Express, JCB, UnionPay and other payment networks;

•                  applicable privacy and information security regulations in the regions where we operate and of the card associations;

•                  banking and financial regulations or monetary authority rules in the jurisdictions in which we operate; and

•                  governmental regulation of the payments, payment processing and financial services industries.

For example, in April 2010, Visa announced a moratorium on all new acquiring banks and merchants offering DCC services, including our Pay In Your Currency service, and studied the impact of DCC on Visa cardholders and the Visa brand. In October 2010, Visa lifted the moratorium and also established certain rule changes that removed a prior prohibition on offering DCC services in certain regions, namely Central Europe, the Middle East, Africa, Latin America and the Caribbean. Prior to the lifting of this moratorium we were unable to provide DCC services in those regions to existing or potential customers.

Interchange fees, which are typically paid by the acquiring bank to the card issuing bank in connection with transactions, are subject to increasingly intense legal, regulatory, and legislative scrutiny worldwide. For instance, in the United States, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, requires the Board of Governors of the Federal Reserve System to regulate the fees charged or received by card issuing banks for processing point-of-sale debit card transactions. Rules limiting point-of-sale debit card interchange fees and restricting routing rules and network exclusivity became effective in 2011. Certain of our customers or potential customers may experience difficulty complying with any new regulations and as a result, reduce or eliminate purchases of services such as ours. In addition, regulatory actions that impact our industry, even if not directed at us, may require significant efforts and costs to change our services and may require changes to how we price our services to customers. We cannot predict the impact of any of these changes on our operations and financial condition.

Although we are registered with the card associations and other payment networks as a third party processor and an independent sales organization, or ISO, we do not actively participate in their affairs by, for example, participating in the development of operating rules and procedures. The card associations could adopt new operating rules or interpretations of the existing rules that could be damaging to our competitive position because, for example, compliance might be difficult for us or our customers, but not for other participants.

Changes in the electronic payments industry in general, or changes in the laws and regulations that affect the electronic payments industry, or interpretation or enforcement thereof, could adversely affect our business, financial condition and results of operations. In addition, even an inadvertent failure to comply with laws and regulations could damage our business or our reputation.

We rely on our management team and will need to attract, retain and motivate highly skilled personnel to grow our business, and the loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.

Our success and future growth depend on the skills, working relationships and continued services of our management team and other key personnel. The loss of any of member of our senior management team, and in particular Philip D. Beck, our founder and Chief Executive Officer, who is our key policy-maker and has a direct working relationship with significant customers, could adversely affect our business. All of our employees in the United States work for us on an at-will basis, which means they may terminate their employment relationship with us at any time. We do not maintain key-person life insurance on any of our employees.

Our future success will also depend on our ability to attract, retain and motivate highly skilled personnel who have experience with our operations, the rapidly changing transaction processing industry, and the selected markets in which we offer our services. Competition for these types of personnel is intense, particularly in the New York metro area, where our headquarters are located. Additionally, we have significant operations abroad, including developing countries, and attracting highly skilled personnel with the necessary experience in these locations may be difficult.

Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key personnel. Many of our senior management personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested stock options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of shares of our common stock. We cannot guarantee that we will continue to attract, retain or motivate such personnel, and our inability to do so could adversely affect our business.

We are required to be registered with Visa and MasterCard in order to provide our services, and we rely on the sponsorship of our acquiring bank customers for this registration.

Our services require us to interconnect with the Visa and MasterCard card associations, and to therefore be registered with those card associations. Since we are not a bank, we are unable to belong to and directly access the Visa and MasterCard card associations. Visa and MasterCard operating regulations require us to be sponsored by an acquiring bank in order to process payment card transactions. We are currently registered with Visa and MasterCard through the sponsorship of acquiring banks that are members of the card associations and a significant majority of our revenue is from transactions processed using Visa and MasterCard payment cards. If these sponsorships are terminated and we are unable to secure another bank sponsor, we will not be able to process payment card transactions.

By registering with card associations, we are subject to card association rules that could subject us or our customers to fines or penalties that may be levied by the card associations for certain acts or omissions. If we or our acquiring bank sponsors fail to comply with the applicable requirements of the card associations, the card associations could fine us, suspend us or terminate our registration. The termination or suspension of our registration could require us to stop providing payment processing services, which would adversely affect our business, financial condition and results of operations.

In order for us to continue to grow and improve our operating results, we must continue to increase participation by existing customers, cross sell additional services and add new customers in existing and new geographies.

Our future growth depends in part upon our ability to increase participation by our acquiring bank and processor customers’ merchants in the various services that we offer, cross sell additional services to existing acquiring bank, processor and merchant customers, and add new acquiring banks and processors, and merchants in existing and new geographies.

In order to increase participation by our customers and their merchants in the various services that we offer together, we need to collaborate with our customers. However, our existing acquiring bank and processor customers may not assist us in increasing participation by their merchants or their merchants may be unreceptive to using our services. If our existing customers do not appreciate, and our sales force does not demonstrate, the benefits of our additional services, we will not be able to effectively cross sell to existing customers. Our expansion into new geographies is also dependent upon our ability to deploy our existing platform or to develop new services to meet the particular service needs of each new geographic location. We may not have adequate financial or technological resources to develop effective and secure services that will satisfy the demands of these new markets.

If we fail to increase participation by existing customers, cross sell additional services and add new customers in existing and new geographies, we may not be able to continue to grow and improve our operating results.

Fees that may be charged in connection with our Pay In Your Currency processing service are subject to change.

When a consumer uses our Pay In Your Currency processing service, they pay a fee that is included in the exchange rate used for each Pay In Your Currency transaction. While Visa and MasterCard rules permit merchants and other third parties to charge these fees, if these card associations change their policies in permitting merchants and other third parties to charge these fees, otherwise restrict the ability to do so or if the card associations charge additional fees for providing such service, our business, financial condition and results of operations could be adversely affected.

In addition, some card issuing banks impose a fee on consumers for any foreign transaction, irrespective of the currency in which it occurred. Where this occurs, the consumer will pay the card issuing bank an extra fee on a foreign transaction in addition to any margin reflected by us in the cost of the converted amount for our Pay In Your Currency service. This additional cost, and other efforts by the card issuing banks to discourage consumers from utilizing our services, may adversely affect consumers’ willingness to use our services.

We are subject to international business uncertainties.

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention. Historically, a significant majority of our revenue has been generated from international customers. For example, in 2012, we generated 56% of our revenue internationally and 44% in the United States. International revenue and operations may be subject to risks such as:

•                  difficulties in staffing and managing foreign operations;

•                  burdens of complying with a wide variety of laws, regulations and standards;

•                  controls on or obstacles to the repatriation of earnings and cash;

•                  currency exchange rate fluctuations;

•                  different tax burdens;

•                  preference for local vendors;

•                  trade restrictions;

•                  changes in tariffs;

•                  the imposition of government controls;

•                  nationalization or seizure by banking regulators of our customers;

•                  political instability;

•                  exposure to a business culture in which improper sales practices may be prevalent; and

•                  terrorist activities.

The legal systems of developing countries continue to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In certain instances, local implementation rules and/or the actual implementation are not consistent with the regulations at the national level. Additionally, the laws of certain countries do not protect our intellectual property to the same extent as do the laws of the United States. Our failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, as well as civil remedies, including fines, injunctions and recalls of our services and solutions.

International expansion and market acceptance depend on our ability to modify our business approach and technology to take into account such factors as differing customer business models, services requirements and needs, the applicable regulatory and business environment, labor costs and other economic conditions. There can be no assurance that these factors will not have an adverse effect on our future international revenue and, consequently, on our business, financial condition and results of operations.

Additionally, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws in the United States and elsewhere that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. We have operations in and deal with countries known to experience corruption. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, contractors or customers that could be in violation of various laws, including the FCPA, even though these parties are not always subject to our control. We have implemented safeguards to discourage these practices by our employees, consultants and customers. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, contractors or customers may engage in conduct for which we might be held responsible. Violations of the FCPA or similar laws may result in severe criminal or civil sanctions and we may be subject to other liabilities, which could adversely affect our business, financial condition and results of operations.

Adverse changes in political and economic policies of the Chinese government could impede the overall economic growth of China, which could reduce the demand for our services and solutions and damage our business.

We conduct significant operations, including through an indirect subsidiary and a branch office, and generate a significant portion of our revenue, in the People’s Republic of China, or China, as well as Hong Kong and Macau, which are special administrative regions of China.

Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

•                  a higher level of government involvement;

•                  an early stage of development of the market-oriented sector of the economy;

•                  a rapid growth rate;

•                  a higher level of control over foreign exchange; and

•                 the control over the allocation of resources.

As the Chinese economy has been transitioning from a planned economy to a more market-oriented economy, the Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Although these measures may benefit the overall Chinese economy, they may also have a negative effect on us.

Although the Chinese government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the Chinese government continues to exercise significant control over economic growth in China through the allocation of resources, controlling the payment of foreign currency-denominated obligations, setting monetary policy, state ownership and imposing policies that impact particular industries or companies in different ways. For example, the Chinese government has suggested that Chinese government authorities should strengthen access and supervision with respect to the outsourcing of bank card data processing and related operations, specifically noting the need for specific regulations with respect to foreign-invested organizations that engage in related services in China.

Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. Government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof.

Any adverse change in economic conditions or government policies in China could have a material adverse effect on the overall economic growth in China, which in turn could lead to a reduction in demand for our services and solutions and consequently adversely affect our business, financial condition and results of operations.

We derive a significant percentage of our net revenue from a limited number of countries and territories, and any natural disasters or other adverse changes could harm our business.

A significant portion of our net revenue is derived from four countries and territories. For the year ended December 31, 2012, we derived 44%, 18%, 18% and 6% of our net revenue, from the United States, the United Arab Emirates, Hong Kong and China, respectively. We expect that a limited number of countries and territories will continue to account for a significant portion of our net revenue in future periods. If any of these countries or territories are affected by acts of terrorism, natural disasters, such as Hurricane Sandy, which hit the East Coast of the United States in October 2012, the effects of climate change, outbreaks of diseases or other significant adverse changes, cross-border travel to these countries and territories could decline, which could adversely affect our business, financial condition and results of operations.

Adverse changes in general economic or political conditions in any of the major countries or territories in which we do business could adversely affect our operating results.

Our business can be affected by a number of factors that are beyond our control, such as general geopolitical, economic, and business conditions. As a result of the continuing global macroeconomic downturn, concerns over the downgrade of U.S. sovereign debt, and continued sovereign debt, monetary and financial uncertainties in the U.S., Europe and other foreign countries, consumers reduced their international travel and spending. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of an economic recovery, or the magnitude of any new geopolitical or economic conditions and the affect they would have on our business. A further weakening in the economy may reduce the number of settled transactions and dollar volumes processed and, as a result, reduce our revenue.

Additionally, we generate a significant amount of our revenue from cross-border transactions. Thus, revenue from processing cross-border transactions for our customers fluctuates with cross-border travel and the need for transactions to be converted into a different currency. Cross-border travel may be adversely affected by world geopolitical, economic and other conditions. These include the threat of terrorism, natural disasters, the effects of climate change, and outbreaks of diseases. A decline in cross-border travel could adversely affect our revenue. A decline in the need for conversion of currencies might also adversely affect our revenue and profitability.

Additionally, because we are domiciled in the United States, a negative perception of the United States arising from its political or other positions could harm the perception of our company and our brand. Any of these factors could adversely affect our business, financial condition and results of operations.

Consolidation among financial institutions, including the merger of our customers with entities that are not our customers or the sale of portfolios of merchants by our customers to entities that are not our customers could materially impact our financial position and results of operation.

The payments industry is currently undergoing significant consolidation. Specifically, we face the risk that our acquiring bank or processor customers may merge with entities that are not our customers or may sell portfolios of merchants to entities that are not our customers, thereby impacting our existing agreements and projected revenue with these customers. Consolidation among financial institutions results in an increasingly concentrated client base of large acquiring banks and processors and could increase the bargaining power of our current and future customers. In addition, any nationalization or seizure of one of our acquiring bank customers by banking regulators in any of the jurisdictions in which we operate may also impact the services that we provide. Any significant changes in the ownership or operation of our customers, as a result of consolidation or otherwise, could adversely affect our business, financial condition and results of operations.

If our services and solutions do not interoperate with our customers’ systems or experience defects, errors, or delays, the purchase or deployment of our services and solutions may be delayed or cancelled.

Our services are based on sophisticated software and computing systems and are designed to interface with our customers’ payment card systems, each of which may have different specifications and utilize different standards. If we find errors in the existing software or defects in the hardware used in our customers’ systems, or if there are errors or delays in our processing of electronic transactions or defects in our software, we may need to modify our services or solutions to fix or overcome these errors, delays and defects and/or our customers may need to modify or fix their systems so that our services and solutions will interoperate with the existing software and hardware. Either of these solutions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential customers, harm to our reputation, breaches in security and/or exposure to liability claims. In addition, if our services and solutions do not interoperate with our customers’ systems, customers may seek to hold us liable and demand for our services and solutions could be adversely affected. Any of these events could hurt our operating results, damage our reputation, and adversely affect our business, financial condition and results of operations.

Interruptions or delays in service from our systems and processing centers could impair the delivery of our services and harm our business.

We currently serve our customers out of seven synchronized processing centers linked by a global telecommunications network. Our primary data centers are located in Elmsford, New York, and New Castle, Delaware, but we also host facilities in Bermuda, Shanghai and Macau and host two facilities in Hong Kong, through co-location arrangements. We depend on the efficient and uninterrupted operation of our computer network systems, software, telecommunications networks, and processing centers, as well as the systems and services of third parties.

Our systems and processing centers are vulnerable to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, terrorist acts, war, unauthorized entry, human error, and computer viruses or other defects. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct.

We have security, backup and recovery systems in place, as well as business continuity plans designed to ensure our systems will not be inoperable. However, there is still a risk that a system outage or data loss may occur which would not only damage our reputation but as a result of contractual commitments could also require the payment of penalties to our clients if our systems do not meet certain operating standards. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of sabotage or terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Our property and business interruption insurance may not be applicable or adequate to compensate us for all losses or failures that may occur.

Any damage to, failure of, or defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures or other difficulties could result in loss of revenue, loss of merchants, loss of merchant and consumer data, harm to our business or reputation, exposure to fraud losses or other liabilities, negative publicity, additional operating and development costs, and diversion of technical and other resources.

If we fail to respond to evolving technological changes, our services and solutions could become obsolete or less competitive.

Our industry is characterized by new and rapidly evolving technologies, developing industry standards and legal regulations and customer requirements and preferences. Recent technological developments include smart cards, mobile commerce and radio frequency and proximity payment devices, such as contactless cards. Accordingly, our operating results depend upon, among other things, our ability to anticipate and respond to these industry and customer changes in order to remain competitive. The process of developing new technologies and services and solutions is complex, and carry the risks associated with any research and development effort, including cost overruns, delays in delivery and performance problems.

Our markets are experiencing rapid technological change. Any delay in the delivery of new services or solutions or the failure to differentiate our services and solutions could render them less desirable to our customers, or possibly even obsolete. In addition, our services and solutions are designed to process complex transactions and deliver reports and other information on those transactions, all at high volumes and processing speeds. Any failure to deliver an effective and secure service or solution, or any performance issue that arises with a new service or solution could result in significant processing or reporting errors, possibly resulting in losses.

If we are unable to develop enhancements and new features for our existing services and solutions or new services and solutions that keep pace with technological developments, industry standards, legal regulations, and customer requirements and preferences, our services and solutions may become obsolete and less marketable, and our business could be significantly harmed. Additionally, if there are delays in the introduction of new features or new services and solutions to the market, our business could be significantly harmed.

We operate in a highly competitive industry and we compete against many companies with substantially greater financial and other resources, and our business may be harmed if we are unable to respond to our competitors effectively.

Competition in our market is intense and involves rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changes in customer requirements. To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and continue to develop and introduce new features, services and solutions in a timely and efficient manner. Our primary competitors are international payment processors, multi-currency payment service providers and global e-commerce payment service providers. Our competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a bank for registration with the card networks. These factors may allow them to offer better pricing terms to customers, which could result in a loss of our current or potential customers or could force us to lower our prices as well. Either of these actions could adversely affect our business, financial condition and results of operations.

Currently, there is a high level of concentration in the international payment processing industry, with a few large processors providing payment card processing services to acquiring banks on a multi-national and multi-regional basis. International processors with whom we compete include: First Data Corporation, with its OmniPay Limited subsidiary operating a multi-currency platform; Elavon, Inc., a wholly owned subsidiary of U.S. Bancorp, that operates in North America and Europe; and WorldPay (UK) Limited, formerly owned by Royal Bank of Scotland Group, PLC, that also primarily services the North American and European markets.

The multi-currency payment service industry is largely segmented among large, international processors, which provide multi-currency processing services as part of their broader international payment processing service, including those referenced above, and smaller companies who work on a regional or local basis to provide DCC or multi-currency processing services on behalf of acquiring banks or merchants. Specialized DCC providers include: FEXCO Holdings; Travelex Holdings Limited; Global Blue; Monex Financial Services Limited; Euronet Worldwide, Pure Commerce Pty Ltd, a subsidiary of Euronet Worldwide; Fintrax Group Holdings, Ltd.; and Continuum Commerce Ltd. (formerly known as GCX (Global Currency Exchange Limited)).

In the global e-commerce payment space, our Shop In Your Currency service and iPAY Gateway, or iPAY, compete with several international online payment service providers, including CyberSource Corporation, a subsidiary of Visa, MasterCard International Gateway Services, or MIGS, PayPal, Inc., FiftyOne, Inc., GlobalCollect, WorldPay (UK) Limited, and Payvision. In the United States, we compete against acquiring banks offering multi-currency processing solutions to online merchants, including Chase Paymentech and Bank of America.  In the Asia Pacific region, we compete against regional providers, including AsiaPay Limited, Joint Electronic Teller Services Ltd., or JETCO, and eNETS Pte Ltd, but also support MIGS.

Several of our competitors enjoy substantial competitive advantages such as:

•                  greater name and brand recognition and longer operating histories;

•                  larger sales and marketing budgets and resources;

•                  greater resources to make acquisitions of other competitors or products, services and technologies that strengthen their service and solution offerings and increase their presence in the market;

•                  lower labor and development costs;

•                  larger intellectual property portfolios related to electronic payment methods and systems; and

•                  substantially greater financial, technical, customer support and other resources.

Conditions in our market could change rapidly and significantly as a result of technological advancements or market consolidation. For example, one of our smaller payment processing competitors may be acquired by a larger company with significant resources, and could leverage those resources to become a more significant competitive presence in our market. The development and market acceptance of alternative technologies could decrease the demand for our services and solutions or render them obsolete.

Our competitors may have the ability to devote more financial and operational resources than we can to the development of new technologies, including Internet payment processing services that provide improved operating functionality and features to their service and solution offerings. If successful, their development efforts could render our services and solutions less desirable to customers. If we are unable to compete successfully in the future, our business may be harmed.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, our financial performance may suffer.

We have substantially expanded our overall business, customer base, employee headcount and operations in recent periods both domestically and internationally. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. In particular, we provided our services to approximately 10,000 active merchant locations in nine countries and territories as of December 31, 2009 and approximately 41,000 active merchant locations in more than 20 countries and territories as of December 31, 2012. Our growth strategy contemplates further increasing the number of our customers and active merchant locations, however, the rate at which we have been able to establish relationships with our customers and active merchant locations in the past may not be indicative of the rate at which we will be able to do so in the future.

Our success will depend in part upon the ability of our management team to manage growth effectively. Our ability to grow also depends upon our ability to successfully hire, train, supervise, and manage new employees, obtain financing for our capital needs, expand our systems effectively, control increasing costs, allocate our human resources optimally, enhance and improve our operational functions and our finance and accounting functions, and manage the pressures on our management and administrative, operational and financial infrastructure. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we continue to expand our operations or that we will be able to manage growth effectively or to achieve further growth at all. If our business does not continue to grow or if we fail to effectively manage any future growth, our business, financial condition and results of operations could be adversely affected.

Our quarterly results are inherently unpredictable and subject to substantial fluctuations, and, as a result, we may fail to meet the expectations of securities analysts and investors, which could adversely affect the trading price of shares of our common stock.

We expect our quarterly revenue and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The factors that may affect the unpredictability of our quarterly results include, but are not limited to:

•                  our dependence on a limited number of customers;

•                  our reliance on acquiring banks, processors, merchants and other technology providers to integrate our services within their services and to offer our services to consumers;

•                  the timing of new service launches with new and existing customers;

•                  our inability to increase sales to existing customers, retain existing customers and attract new customers;

•                  seasonality in the use of our services, as our revenue has historically been seasonal with the first quarter of our year traditionally having less revenue compared to the prior fourth fiscal quarter;

•                 changes in our pricing policies;

•                  the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure;

•                  the timing of revenue and expenses related to the development or acquisition of technologies, products, services or businesses;

•                 changing market conditions;

•                  competition;

•                  failures of our services that result in contractual penalties or terminations; and

•                  economic, regulatory and political conditions in the markets where we operate or anticipate operating, particularly those impacting cross-border travel and commerce.

As a result, we believe that quarter-to-quarter comparisons of operating results are not necessarily a good indication of what our future performance will be. It is likely that in some future quarters, our operating results may be below the expectations of securities analysts or investors, in which case the price of shares of our common stock may decline and we could face costly securities class action suits or other unanticipated issues.

Seasonality may cause fluctuations in our operating results.

Our revenue has historically been seasonal with the first quarter of our year traditionally having less revenue compared to the prior fourth fiscal quarter. We believe that increased international travel and spending by consumers during the traditional holiday months of November and December cause the fourth quarter of our year to have relatively higher revenue than our other quarters. Our seasonal volumes and revenue trends could change from those we have historically experienced upon our entry into new geographies.

In addition, the timing of signing a contract and implementing our services with a large acquiring bank or processor and bringing their merchants on board may overshadow seasonal factors in any particular quarterly period. In the future, we may experience revenue growth from additional other factors such as regulatory mandates that could continue to mask underlying seasonality of our business. Seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our results of operations in the future. We expect seasonality to continue to impact our business in the future.

Where we have direct contractual acquiring relationships with merchants, we incur chargeback liability when our merchants fail to reimburse chargebacks resolved in favor of their customers. We cannot accurately anticipate these liabilities, which may adversely affect our results of operations and financial condition.

In the event a billing dispute between a consumer and a merchant is not resolved in favor of the merchant, the transaction is normally “charged back” to the merchant and the purchase price is credited or otherwise refunded to the consumer. If we are acting as the acquiring bank by virtue of our status as an ISO and are unable to collect such amounts from the merchant’s account or reserve account (if applicable), or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for a chargeback, we bear the loss for the amount of the refund paid to the consumer. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. Although only a small part of our revenue is derived from direct contractual acquiring relationships with merchants, any increase in chargebacks not paid by our merchants may adversely affect our business, financial condition and results of operations.

Where we have direct contractual acquiring relationships with merchants, fraud by merchants or others or the violation of card association requirements by merchants could have an adverse effect on our operating results and financial condition.

We have potential liability for fraudulent bankcard transactions or credits initiated by merchants or others where we are acting as the acquiring bank by virtue of our status as an ISO. Examples of merchant fraud include when a merchant processes fraudulent debit transactions or credits an accomplice’s payment card for transactions that did not occur or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeit and fraud. While we have systems and procedures designed to detect and reduce the impact of fraud, we cannot ensure the effectiveness of these measures. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud would increase our chargeback liability or other liability. Additionally, if a merchant fails to comply with the applicable requirements of the card associations, it could be subject to a variety of fines or penalties that may be levied by the card associations. If we cannot collect such amounts from the applicable merchant, we could end up bearing such fines or penalties. Although only a small part of our revenue are derived from direct contractual relationships with merchants, increases in chargebacks or other liability could adversely affect our business, financial condition and results of operations.

We are exposed to currency exchange risk.

We perform currency conversion data processing services, which involves processing and accounting for payments in multiple currencies. The currency conversion underlying such services is presently carried out through the card associations and certain acquiring banks with different exchange rates being applied to a transaction on authorization and subsequent settlement. In most cases, we may have exposure to between one and three days of currency exchange risk. Daily fluctuations will occur in the rate of exchange of the various currencies for which we offer multi-currency payment processing. These fluctuations may be favorable or adverse. Although there can be no guarantee that future fluctuations will match events to date, our analysis of these variations over an extended period of years indicates that variations over the short run have been substantially less than the margin that we charge for multi-currency payment processing transactions, and over the long run to date, the average variation has been nominal. In most cases, we share revenue with acquiring banks and processors and merchants after taking into account foreign exchange fluctuations, and therefore the risk is borne proportionately by us and the other parties participating in these transactions. Although we do not currently engage in hedging or other techniques to minimize exposure to currency exchange risk, we may decide to do so in the future as international transactional volume increases, and such techniques would introduce additional risks, including the risk that a counterparty may be unable to fulfill its obligations to us under such contracts.

Additionally, in the future, it is possible that an increasing proportion of our revenue will be received in non-U.S. currencies that may be subject to foreign currency risk as international currencies fluctuate relative to the value of the U.S. Dollar. Resulting exchange gains and losses are included in our net income. This may give rise to an exchange risk against the U.S. Dollar upon repatriation of foreign currency earnings or upon consolidation for financial account purposes. We will consider strategies for managing and hedging such risks once the volume of foreign earnings reaches certain threshold levels. Furthermore, we may become subject to exchange control regulations that might restrict or prohibit the conversion of its revenue currencies into U.S. Dollars or other freely tradable currencies. The occurrence of any of these factors could adversely affect our business, financial condition and results of operations.

Our business may suffer if it is alleged or found that our services infringe the intellectual property rights of others.

The operation of our business may subject us to claims of infringement or misappropriation of third party intellectual property. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand, and cause us to incur significant expenses. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations. Further, claims of intellectual property infringement might require us to redesign or replace affected services, delay affected service offerings, enter into costly settlement or license agreements or pay costly damage awards or face a temporary or permanent injunction prohibiting us from marketing, selling or distributing the affected services. If we cannot or do not license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and earnings could be adversely impacted. Additionally, our customers may not purchase our services if they are concerned that our services infringe third party intellectual property rights. This could reduce the market opportunity for the sale of our services and solutions.

For example, a competitor holds a patent for a particular method of performing DCC in several countries and territories including Canada, India, Malaysia, Mexico, Singapore and Taiwan, which could obstruct or impair us from doing business in those jurisdictions.  Other parties, including other competitors, have filed patent applications or obtained patents with respect to various aspects of DCC in the United States and abroad. We closely monitor these applications and the actions of other parties who hold patents relating to DCC. Our ability to do business in particular jurisdictions may be severely impaired in the event that a third party successfully argues that any of our services, including Pay In Your Currency, infringe a patent held by such third party. Any pre-emptive legal action or legal action to defend against a lawsuit may not be successful, and could result in substantial legal fees, which could adversely affect our financial condition and results of operations.

Further, we are contractually obligated to indemnify certain customers or other third parties that use our services for losses suffered or incurred in the event our services are alleged to infringe a third party’s intellectual property rights. The term of these indemnity provisions is generally perpetual after execution of the customer agreement subject to the statute of limitations.

The occurrence of any of these events may adversely affect our business, financial condition and results of operations.

The success of our business depends on our ability to protect and enforce our intellectual property rights.

We rely on a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, to the extent available, may be very difficult to enforce and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology adequately against unauthorized third party copying, infringement or use, which could adversely affect our competitive position.

As of December 31, 2012, we had one patent issued and two patent applications pending in the United States, and multiple issued patents in Australia, India, New Zealand, the Philippines, Singapore, South Africa and Sri Lanka and patent applications pending in several other jurisdictions, all of which are counterparts to our patent and patent applications in the United States. We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them. In addition, third parties could claim invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business.

In addition to patented technology, we rely on our unpatented technology and trade secrets. We generally seek to protect this information by confidentiality, non-disclosure and assignment of invention agreements with our employees and contractors and with parties with which we do business. These agreements may be breached and we may not have adequate remedies for any such breach. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology. Moreover, our trade secrets may be disclosed to or otherwise become known or be independently developed by competitors. To the extent that our employees, contractors, or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

In order to protect or enforce our proprietary technology, we may initiate litigation against third parties, such as patent infringement suits or patent interference proceedings. Litigation may be necessary to assert claims of infringement, enforce our patents, protect our trade secrets or know-how, or determine the enforceability, scope and validity of the proprietary rights of others. Any lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable.

If, for any of the above reasons, our intellectual property is disclosed or misappropriated, it would harm our ability to protect our rights and could adversely affect our business, financial condition and results of operations.

We may not be able to enforce our contracts with our customers, including any exclusivity arrangements.

If our customers do not comply with the terms of our contracts, such as the payment of fees or exclusivity arrangements, we may lose revenue and this may adversely affect our business. Particularly, if those customers with whom we have exclusivity arrangements do not comply with these provisions, we may lose business to our competitors. If our customers do not comply with the provisions of our contracts, we may be required to enter into expensive litigation in order to enforce our rights. We cannot be certain that any such litigation would be successful. Even if successful, litigation may merely prevent a customer from engaging in competitive activity but would not necessarily require the customer to continue to use our services and, in any event, may severely harm the working relationship with such customer and other existing and potential customers that may learn of the litigation.

The costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our financial position and results of operations.

From time to time, we may be involved in various litigation matters and governmental or regulatory investigations or similar matters arising out of our business. Our insurance may not cover all claims that may be asserted against it, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any pending or future litigation or investigation significantly exceed our insurance coverage, they could adversely affect our business, financial condition and results of operations In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all. In addition, the expense of defending litigation may be significant, the amount of time to resolve lawsuits is unpredictable and defending ourselves may divert management’s attention from the day-to-day operations of our business, any of which could adversely affect our business, results of operations and cash flows.

Our inability to acquire and integrate other businesses, services or technologies could seriously harm our competitive position.

In order to remain competitive, obtain key competencies or accelerate our time to market, we may seek to acquire additional businesses or technologies and new products. To date, we have a limited history of acquisitions. Most recently, in May 2012, we completed the acquisition of BPS, a payments technology company headquartered in Ireland. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, services or technology into our existing business and operations. We may have difficulty integrating acquired technologies or products with our existing services and solutions. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, services or technology, including issues related to intellectual property, quality, regulatory compliance practices, revenue recognition or other accounting practices, deficiencies or weaknesses in the disclosure controls and procedures and internal controls over financial reporting, or employee or customer issues. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of shares of our common stock. In addition, any acquisitions we are able to complete may not result in the synergies or any other benefits we had expected to achieve, which could result in substantial write-offs. Contemplating or completing an acquisition and integrating an acquired business, services or technology will significantly divert management and employee time and resources. Further, if the integration process does not proceed smoothly, the following factors, among others, could reduce our revenue and earnings, increase our operating costs, and result in a loss of projected synergies:

•                  if we are unable to successfully integrate the benefits, duties and responsibilities, and other factors of interest to the management and employees of BPS or any other acquired business, we could lose employees to our competitors in the region, which could significantly affect our ability to operate the business and complete the integration; and

•                  if the integration process of BPS or any other acquired business causes any delays with the delivery of our services, or the quality of those services, we could lose customers to our competitors, which would reduce our revenue and earnings.

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year before the end of that five-year period, we would cease to be an “emerging growth company” as of December 31 of that year. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under Section 107(b) of the Jumpstart Our Business Startups Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourself of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Our business is subject to changing regulations regarding corporate governance, disclosure controls, internal control over financial reporting and other compliance areas that will increase both our costs and the risk of noncompliance. If we fail to comply with these regulations or remediate the material weakness identified in our internal control over financial reporting, we could face difficulties in preparing and filing timely and accurate financial reports.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the rules and regulations of NASDAQ. In addition, we are currently listed on AIM and subject to AIM’s admission and compliance requirements. Maintaining compliance with these rules and regulations, particularly after we cease to be an emerging growth company, will increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly and may also place increased strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and, in the future that we assess and report on the effectiveness of internal control over financial reporting. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to implement and maintain effective internal control also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports filed with the SEC, beginning for our year ending December 31, 2013 under Section 404(a) of the Sarbanes-Oxley Act or the annual auditor attestation reports regarding effectiveness of our internal controls over financial reporting that we will be required to include in our periodic reports filed with the SEC, beginning for our year ending December 31, 2017, unless, under the Jumpstart Our Business Startups Act, we meet certain criteria that would require such reports to be included prior to then, under Section 404(b) of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of shares of our common stock.

As previously disclosed in our registration statement on Form 10, we had a material weakness in our control over financial reporting that had not yet been fully remediated as of December 31, 2011.  Management has taken action to remediate the various elements of this material weakness and has concluded that with exception of controls over accounting for income taxes, the other elements of the identified material weaknesses have now been remediated. Management has concluded that the controls over accounting for income taxes (an element of the previously disclosed material weakness) are still not effective and accordingly, a material weakness continues to exist as of December 31, 2012.  We have had historical errors with return to provision adjustments and deferred tax balances, as well as a lack of a thorough process to identify uncertain tax positions.  This could result in reduced net current and deferred tax assets, which could materially impact previous income tax disclosures.

If we are unable to appropriately maintain the remediation plan we have recently implemented and maintain any other necessary controls currently in place or that we implement in the future and pending such implementation, or if any difficulties are encountered in their implementation or improvement, (1) our management might not be able to certify, and our independent registered public accounting firm might not be able to report on, the adequacy of our internal control over financial reporting, which would cause us to fail to meet our reporting obligations, and (2) additional misstatements in our financial statements may occur that may not be prevented or detected on a timely basis.

In addition to the remediation plan, in order to maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting going forward, we will need to expend significant resources and provide significant management oversight. We have a substantial effort ahead of us to implement appropriate processes, document our system of internal control over relevant processes, assess their design, remediate any deficiencies identified and test their operation. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results and financial condition. These efforts will also involve substantial accounting-related costs. Prior to becoming subject to the Exchange Act in December 2012, we have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner, particularly if material weakness or significant deficiencies persist.

Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, our stock price could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

The Sarbanes-Oxley Act and the rules and regulations of NASDAQ may make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain or increase coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors, especially those directors who may be considered independent for purposes of NASDAQ rules, and officers may be curtailed.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

We may not be able to utilize a significant portion of our net operating loss carryforwards, which could adversely affect our results.

As of December 31, 2012, we had available federal net operating loss carryforwards of $70.5 million, state net operating loss carryforwards, primarily New York state, of $24.8 million, and various foreign net operating loss carryforwards, the most significant of which expire between 2020 and 2032. Realization of these net operating loss carryforwards is dependent upon future income arising prior to the expiration dates and other factors under the relevant provisions of the Internal Revenue Code of 1986, as amended, or the Code. Our existing net operating loss carryforwards could expire and be unavailable to offset future income tax liabilities or the use of our net operating loss carryforwards could be limited, which would adversely affect our results.

Our business and financial performance could be negatively impacted by the application of new tax regulations or changes in existing tax laws or regulations.

We are subject to taxation by various jurisdictions on our net income or fees charged to customers for our services. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Additionally, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to continue or purchase our services and solutions in the future. If we are unable to pass these tax expenses on to our customers, our costs will increase, reducing our earnings. Any or all of these events could adversely impact our business and financial performance.

Risks related to ownership of our common stock

To date, there has been only a limited market for our common stock in the United States and an active trading market for our common stock may not develop in the United States.

To date, there has been a limited public market for shares of our common stock in the United States. Since 2006, our common stock has traded on AIM under the symbols “PPT” and “PPTR.” From 2008 until December 2012, our common stock traded on the OTCQX in the United States under the symbol “PLPM.” There is currently a limited volume of trading in our common stock on AIM and NASDAQ, which affects the liquidity of our common stock. We cannot predict when or whether investor interest in our common stock might lead to an increase in its market price or the development of a more active trading market. An active trading market for our shares in the United States may never develop or be sustained. If an active market for our common stock does not develop, it may be difficult to sell shares of our common stock without depressing the market price for the shares, or at all.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of listed companies. Stock prices of many newly public companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, financial condition and results of operations.

Our common stock is traded on two separate stock markets and investors seeking to take advantage of price differences between such markets may create unexpected volatility in our share price; in addition, investors may not be able to easily move shares for trading between such markets.

Our shares of common stock are listed and traded on NASDAQ and on AIM. Price levels for our common stock may fluctuate significantly on either market, independent of our common stock price on the other market. Investors could seek to sell or buy our common stock to take advantage of any price differences between the two markets through a practice referred to as arbitrage. Any arbitrage activity could create unexpected volatility in both our common stock prices on either exchange and the volumes of shares of our common stock available for trading on either exchange. In addition, holders of common stock in either jurisdiction will not be immediately able to transfer such common stock for trading on the other market without effecting necessary procedures with our transfer agent. This could result in time delays and additional cost for our stockholders. Further, if we are unable to continue to meet the regulatory requirements for admission to AIM or listing on NASDAQ, we may lose our admission to AIM or listing on NASDAQ, which could impair the liquidity of shares of our common stock. Investors whose source of funds for the purchase of shares of our common stock is denominated in a currency other than U.S. Dollars may be adversely affected by fluctuations in the exchange rate between such currency and the U.S. Dollar, even if the price of our common stock increases.

A significant portion of our total outstanding shares may be sold into the market in the near future. If there are substantial sales of shares of our common stock, the price of shares of our common stock could decline.

The price of shares of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. As of February 28, 2013, we had 60,552,501 shares of common stock (which includes preferred stock on an as-converted to common stock basis).

The holders of up to an aggregate of shares of our common stock (which includes shares of our Series A Preferred Stock on an as-converted to common stock basis) outstanding as of February 28, 2013 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We have registered shares of common stock that we issue under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance. The market price of the shares of our common stock could decline as a result of sales of a substantial number of our shares in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

If securities or industry analysts in the United States do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We may not obtain widespread research coverage by securities analysts in the United States, and industry analysts that currently cover us may cease to do so. If there is limited securities analysts coverage of our company, or if industry analysts cease coverage of our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Our directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

As of February 28, 2013, our directors, executive officers and holders of more than 5% of our common stock (which includes preferred stock on an as-converted to common stock basis), together with their affiliates, beneficially own, in the aggregate, 53% of our outstanding capital stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of shares of our common stock by:

•                  delaying, deferring or preventing a change of control of us;

•                  impeding a merger, consolidation, takeover or other business combination involving us; or

•                  discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, you may only receive a return on your investment in our common stock if the market price of shares of our common stock increases.

Holders of our Series A Preferred Stock have rights that are superior to holders of our common stock.

If we ever liquidate or sell our company to another company or transfer substantially all of our assets or a majority of our stock to another company, the holders of our outstanding Series A Preferred Stock may be entitled to receive proceeds prior and in preference to the holders of our common stock pursuant to the rights set forth in our certificate of incorporation.  Accordingly, it is possible that you will receive nothing in exchange for your shares in the event of a bankruptcy, liquidation or sale of our company.

Delaware law and provisions in our certificate of incorporation and bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of shares of our common stock.

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change of control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our Board of Directors, including the following:

•                  our Board of Directors is classified into three classes of directors with staggered three-year terms;

•                  only our chairman of the board, our chief executive officer, our president or a majority of our Board of Directors is authorized to call a special meeting of stockholders;

•                  our stockholders may only take action at a meeting of stockholders and not by written consent;

•                  vacancies on our Board of Directors may be filled only by our Board of Directors and not by stockholders;

•                  directors may be removed from office only for cause;

•                  our certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without stockholder approval, and authorizes shares of our Series A Preferred Stock, which are currently outstanding ;

•                  advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders; and

•                  if two-thirds of our Board of Directors approves the amendment of our certificate of incorporation and bylaws, or any provisions thereof, then such amendment need only be approved by stockholders holding a majority of our outstanding shares of common stock entitled to vote; otherwise, such amendment must be approved by stockholders holding two-thirds of our outstanding shares of common stock entitled to vote.

ITEM 1B.              UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                        PROPERTIES

Our corporate headquarters are located in Long Beach, New York, where we occupy facilities totaling approximately 16,300 square feet under a lease that expires on December 31, 2016. We have an option to renew the lease for an additional five-year term if we give notice to the landlord at least 180 days prior to December 31, 2016. We use our headquarter facilities for administration, marketing and sales, research and development, operations and information technology. We also lease office space for our subsidiaries around the world, including Delaware, which also hosts one of our data centers, and Georgia in the United States, Bermuda, Beijing and Shanghai in China, Hong Kong, Ireland, Mexico, Singapore, the United Arab Emirates and the United Kingdom. In addition, we rent space for one of our data centers in a secure facility in New York, and also host facilities in Bermuda, Dublin, Shanghai, Macau and Hong Kong through co-location arrangements.

We may procure additional space as we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

ITEM 3.                        LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We currently have no material legal proceedings pending.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since March 20, 2006, shares of our common stock have traded on AIM under the symbols “PPT” and “PPTR.”Shares of our common stock began trading on NASDAQ on December 17, 2012.  From November 19, 2008 until December 14, 2012, shares of our common stock were traded on the OTCQX under the symbol “PLPM.” The following table sets forth, for the quarters indicated, the high and low intra-day sales prices per share of our common stock on NASDAQ under the symbol “PLPM,” AIM under the symbols “PPT” and “PPTR” and on the OTCQX under the symbol “PLPM” for each quarter of our two most recent fiscal years:

	Shares Traded on NASDAQ under the ticker “PLPM” (US Dollars)		Shares Traded on AIM under the ticker “PPT” (British Pound)		Shares Traded on AIM under the ticker “PPTR” (British Pound)		Shares Traded on the OTCQX under the ticker “PLPM” (US Dollars)
Fiscal Period	High	Low	High	Low	High	Low	High	Low
Fiscal Year ending December 31, 2012
First Quarter	$—	$—	£2.36	£1.35	£1.72	£1.25	$4.00	$2.20
Second Quarter	—	—	2.84	2.20	2.15	1.61	5.00	3.06
Third Quarter	—	—	2.70	1.60	2.12	1.73	4.42	2.55
Fourth Quarter	3.90	2.81	2.00	1.60	2.12	1.73	3.27	2.50
Fiscal Year ended December 31, 2011
First Quarter	—	—	1.80	0.80	1.53	0.75	3.50	1.60
Second Quarter	—	—	2.20	1.42	1.40	1.23	3.95	2.60
Third Quarter	—	—	2.85	2.00	1.74	1.15	4.96	2.30
Fourth Quarter	—	—	2.15	1.57	1.74	1.25	3.75	2.41

Holders of Common Equity

As of February 28, 2013, there were outstanding 60,552,501 shares of our common stock (which includes preferred stock on an as-converted to common stock basis) held by approximately 235 stockholders of record.  There is no trading market for shares of our Series A Preferred Stock nor do we expect there to be one.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to declare or pay any dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors that our Board of Directors considers relevant.

Recent Sales of Unregistered Securities

From November 1, 2012 until December 19, 2012 (the date of the filing of our registration statement on Form S-8, No. 333-185554), we granted stock options to purchase 94,500 shares of our common stock to our employees under the 2006 Stock Incentive Plan. During such period we issued an aggregate of 13,833 shares of common stock that were not registered under the Securities Act to employees pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $27,000. We also issued 917,602 shares, during the period, that were not registered under the Securities Act to a shareholder pursuant to a net exercise of warrants, which did not result in cash proceeds to us.  These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 and Section 4(2) of the Securities Act. The recipients of these shares of common stock represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution, and appropriate legends were affixed to stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No shares of our common stock were repurchased during the fourth quarter of 2012.

ITEM 6.                        SELECTED FINANCIAL DATA

The consolidated statements of operations data for the years ended December 31, 2012, 2011, and 2010 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2009 and 2008 have been derived from our audited financial statements not included in this Annual Report.  You should read the following selected historical consolidated financial data in conjunction with Item 7 “Management’s discussion and analysis of financial condition and results of operations” and the consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data

	Year ended December 31,
	2012	2011	2010	2009	2008
Consolidated statements of operations data:
Net revenue	$43,578,016	$41,858,166	$30,553,164	$26,319,319	$21,185,878
(Loss) income from operations	(4,241,704)	2,935,466	(1,892,419)	(2,961,303)	(10,552,390)
(Loss) income from continuing operations	(4,452,305)	2,384,729	(3,064,787)	(4,183,200)	(11,429,513)
Income from discontinued operations, net of taxes	—	—	—	—	272,847
Net (loss) income	$(4,452,305)	$2,384,729	$(3,064,787)	$(4,183,200)	$(11,156,666)
Basic net (loss) income per share from continuing operations	$(0.09)	$0.04	$(0.08)	$(0.12)	$(0.43)
Basic net income per share from discontinued operations	$—	$—	$—	$—	$0.01
Basic net (loss) income per share applicable to common stockholders	$(0.09)	$0.04	$(0.08)	$(0.12)	$(0.42)
Diluted net (loss) income per share applicable to common stockholders	$(0.09)	$0.04	$(0.08)	$(0.12)	$(0.42)
Weighted average common stock outstanding (basic)	52,187,144	49,348,033	40,431,073	33,725,727	26,720,171
Weighted average common stock outstanding (diluted)	52,187,144	52,167,492	40,431,073	33,725,727	26,720,171

Consolidated Balance Sheet Data

	As of December 31,
	2012	2011	2010	2009	2008
Consolidated balance sheet data
Cash and cash equivalents	$6,002,457	$7,671,963	$5,182,499	$3,752,423	$246,848
Working capital(1)	7,429,390	9,468,507	6,908,916	1,396,446	206,869
Total assets	27,318,502	24,854,144	19,168,991	16,143,284	10,987,530
Total liabilities	9,435,645	6,109,178	13,492,281	17,022,589	17,763,148
Accumulated deficit	(81,913,244)	(77,460,939)	(79,845,668)	(76,780,881)	(72,597,681)
Total stockholders’ equity (deficit)	17,882,857	18,744,966	5,676,710	(879,305)	(6,775,618)

(1)                                Working capital is defined as current assets less current liabilities.

ITEM 7                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth above under “—Selected consolidated financial data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Item 1A. Risk factors” and elsewhere in this Annual Report on Form10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Business overview

We believe Planet Payment is a leading provider of international payment processing and multi-currency processing services. We provide our services to approximately 41,000 active merchant locations in more than 20 countries and territories across the Asia Pacific region, North America, the Middle East, Africa and Europe, primarily through our acquiring bank and processor customers, as well as through our own direct sales force. Our point-of-sale and e-commerce services help merchants sell more goods and services to consumers and enable our acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels.

In 2012, we produced 56% of our revenue internationally and 44% in the United States through a recurring revenue model that generates fees every time a purchase is made across our network. We manage our business through two operating segments: our multi-currency processing services and our payment processing services. Our multi-currency processing services, which include Pay In Your Currency and Shop In Your Currency, enable merchants to offer customized pricing in multiple currencies. Our payment processing services comprise end-to-end authorization, capture, clearing and settlement services to our customers along with localized language support and online access to advanced reconciliation, reporting and analytics services. For the year ended December 31, 2012, our multi-currency processing services represented approximately 66% of our revenue and our payment processing services represented approximately 34% of our revenue.

For the years 2012, 2011 and 2010, our net revenue was $43.6 million, $41.9 million and $30.6 million, respectively. In the same periods, our net (loss) income was $(4.5) million, $2.4 million and $(3.1) million, respectively, and our Adjusted EBITDA was $2.4 million, $5.9 million and $1.8million, respectively. Adjusted EBITDA is a financial measure not calculated in accordance with GAAP. For information on how we calculate Adjusted EBITDA, see “—Key metrics—Adjusted EBITDA.”

Key trends

Our financial results have been and we believe will continue to be impacted by trends in the international payment processing industry, including the global shift toward electronic-based methods of payments and away from paper-based methods of payment, the increasing levels of international travel and commerce and the rapid adoption of e-commerce on a global scale. Our results are impacted by the changes in levels of international spending using electronic methods, and as a result, negative trends in the global economy may negatively impact the growth in total transaction volume processed using our platform. Since 2008, the United States and other global economies have been undergoing a period of economic uncertainty and stock markets are experiencing high levels of volatility, and it is difficult to predict how long this uncertainty and volatility will continue.

Despite these negative macro-economic trends, we plan to continue to grow our business by increasing the use of our services by the merchants of our existing and future acquiring bank and processor customers. If we are successful in increasing our share of this currently addressable market, as well as by adding new acquiring bank and processor customers and expanding into new geographies and business sectors, we would expect our revenue to continue to grow. In addition, based on the positive trends in the international payment processing industry noted above, we anticipate that as and when more payments are made using electronic methods, such as those that we offer, our revenue would also increase.

We expect that our payment processing service fees, which primarily represent fees, interchange and assessments, will continue to rise as our revenue from direct acquiring customers increases. We also expect that our processing and service costs, which include expenses related to running our platform infrastructure, and our selling, general and administrative expense will increase, but at a rate of increase that is less than the growth of our revenue due to the leverage in our business model.

Key metrics

Our management relies on certain performance indicators to manage and assess our business. The key performance indicators set forth below help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. We believe that improvements in these metrics will result in improvements in our financial performance over time. We monitor our non-GAAP financial measures and other business statistics as a measure of operating performance in addition to net (loss) income and the other measures included in our consolidated financial statements.

The following is a table consisting of non-GAAP financial measures and certain other business statistics that management monitors:

	Year ended December 31,
	2012	2011	2010
KEY METRICS:
Consolidated gross billings(1)	$117,945,131	$102,439,474	$64,653,725
Adjusted EBITDA (non-GAAP)(2)	$2,425,570	$5,923,149	$1,815,478
Capitalized expenditures	$1,921,766	$2,102,811	$2,350,507
Total active merchant locations (at period end)(3)	40,918	27,887	16,697
Multi-currency processing services key metrics:
Active merchant locations (at period end)(3)	22,015	16,347	12,157
Settled transactions processed(4)	11,883,366	10,801,177	6,980,010
Gross foreign currency mark-up(5)	$103,174,205	$87,820,070	$52,073,798
Settled dollar volume processed(6)	$2,628,252,265	$2,339,615,142	$1,377,308,710
Average net mark-up percentage on settled dollar volume processed(7)	1.10%	1.16%	1.30%
Payment processing services key metrics:
Active merchant locations (at period end)(3)	18,921	11,552	4,603
Payment processing services revenue(8)	$14,770,926	$14,619,404	$12,579,927

(1)                                 Represents gross foreign currency mark-up (see footnote 5) plus payment processing services revenue (see footnote 8).

(2)                                 We define Adjusted EBITDA as GAAP net (loss) income adjusted to exclude (1) interest expense, (2) interest income, (3) provision (benefit) for income taxes, (4) depreciation and amortization, (5) stock-based expense from options and warrants and (6) certain other items management believes affect the comparability of operating results. Please see “—Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

(3)                                 We consider a merchant location to be active as of a date if the merchant completed at least one revenue-generating transaction at the location during the 90-day period ending on such date. The total number of active merchant locations exceeds the total number of merchants, as merchants may have multiple locations. As of December 31, 2012, 2011 and 2010, there were 18, 12 and 63 active merchant locations, respectively, that used both our multi-currency processing services and our payment processing services.

These amounts are included in multi-currency and payment processing active merchant locations but are not included in total active merchant locations.

(4)                                 Represents settled transactions processed using our multi-currency processing services.

(5)                                 Represents the gross foreign currency mark-up amount on settled dollar volume processed using our multi-currency processing services. Gross foreign currency mark-up represents multi-currency processing services net revenue plus amounts paid to acquiring banks and their merchants associated with such multi-currency processing transactions. Management believes this metric is relevant because it provides the reader an indication of the gross mark-up derived from multi-currency transactions processed through our platform during a given period. Refer to our revenue recognition policy in Note 2 and segment disclosure in Note 17 of our consolidated financial statements for information on our net revenue from multi-currency processing services.

(6)                                 Represents the total settled dollar volume processed using our multi-currency processing services.

(7)                                 Represents the average net mark-up percentage earned on settled dollar volume processed using our multi-currency processing services. The average net mark-up percentage on settled dollar volume processed is calculated by taking the reported total multi-currency processing services net revenue ($28.8 million, $27.2 million and $18.0 million for the years ended December 31, 2012, 2011 and 2010, respectively) and dividing by settled dollar volume processed (see footnote 6).

(8)                                 Represents revenue earned and reported on payment processing services.

Adjusted EBITDA

This Annual Report on Form 10-K includes information about Adjusted EBITDA that is not prepared in accordance with GAAP. Adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. A reconciliation of this non-GAAP measure is included below.

Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net (loss) income adjusted to exclude (1) interest expense, (2) interest income, (3) provision (benefit) for income taxes, (4) depreciation and amortization, (5) stock-based expense from options and warrants and (6) certain other items management believes affect the comparability of operating results.

Management believes that Adjusted EBITDA, when viewed with our results under GAAP and the accompanying reconciliations, provides useful information about our period-over-period growth. Adjusted EBITDA is presented because management believes it provides additional information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We also rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our company and our management team in connection with our executive compensation.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation from, or as a substitute for, analysis of our results as reported under GAAP. Some of these limitations are:

•                  Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•                  Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•                  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•                  non-cash compensation is and will remain a key element of our long-term incentive compensation for our employees, although we exclude it from Adjusted EBITDA when evaluating our ongoing performance for a particular period; and

•                  Adjusted EBITDA does not include the impact of certain charges or gains resulting from matters we consider not to be indicative of our ongoing operations.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as a supplement to our GAAP results.

The following table sets forth the reconciliation of Adjusted EBITDA to net (loss) income, our most directly comparable financial measure in accordance with GAAP:

	Year ended December 31,
	2012	2011	2010
ADJUSTED EBITDA:
Net (loss) income	$(4,452,305)	$2,384,729	$(3,064,787)
Interest expense	55,987	319,098	1,169,578
Interest and other expense (income)	7,503	(1,582)	(429)
Provision for income taxes	147,111	331,903	3,219
Depreciation and amortization	2,831,379	2,416,873	1,769,650
Expensing of deferred IPO costs(1)	2,578,770	—	—
Stock-based expense	1,135,047	570,810	829,733
Software licenses impairment(2)	—	—	1,108,514
Convertible debt prepayment(3)	—	601,318	—
Derecognition of note payable(4)	—	(700,000)	—
Acquisition deal costs	122,078	—	—
Adjusted EBITDA (non-GAAP)	$2,425,570	$5,923,149	$1,815,478

(1)                                 In July 2011 we filed our first registration statement on Form S-1.  From July 2011 through August 2012 we continued to update and amend the Form S-1.  During the quarter ended September 30, 2012, we determined that it is likely that our IPO will be postponed for a period in excess of 90 days and as a result deemed it to be an aborted offering in accordance with the guidance set forth in ASC 340-10-S99-1.  For the three months ended September 30, 2012, we expensed previously deferred IPO costs of $2.3 million associated with our registration statement on Form S-1 as well as any IPO costs incurred in the third quarter to selling, general and administrative expenses.  The total amount of the third quarter expense was $2.6 million.

(2)                                 In the fourth quarter of 2010, due to our unsuccessful efforts to sell software licenses previously purchased for resale, we determined that the underlying undiscounted cash flow projections did not support the recorded value of the asset and wrote off the entire asset balance of $1.1 million to cost of revenue for the year ended December 31, 2010.

(3)                                 In April 2011, the convertible debt holders converted the outstanding principal amount of $9.0 million under convertible notes issued in 2007 and 2008 into an aggregate of 4,049,776 shares of common stock. In addition, we issued 127,318 shares of common stock valued at $0.3 million in lieu of cash payments for accrued interest and 297,682 shares of common stock valued at $0.6 million as a prepayment fee negotiated at the time of conversion. The shares issued for the accrued interest and the prepayment fee were valued at the average closing price of our common stock on AIM under the symbol “PPTR” during the 10 trading day period ending two days prior to the conversion.

(4)                                 In 2003, we entered into an agreement with First Horizon Merchant Services, Inc. (“FHMS”) and First Tennessee Bank National Association (“FTB”)  and recorded a liability. Due to a breach of the contractual terms by FHMS and FTB, we did not believe we were liable to repay these amounts. As of March 31, 2011, the statute of limitations had expired on $0.66 million of the $0.7 million balance and as of September 30, 2011, the statute of limitations had expired on the remaining $40,000. For the year ended December 31, 2011, we recorded other income due to the derecognition of the note payable in the amount of $0.7 million.

Components of operating results

Sources of revenue

We derive our revenue principally through transaction fees earned under fixed contractual arrangements with customers who use our international payment and multi-currency processing services. We operate the business in two reportable segments:

•                  Multi-currency processing services revenue.  Revenue derived from foreign currency transaction fees earned on processing and converting a credit or debit card transaction from one currency into another currency. Foreign currency transactions fees earned under our agreements with our multi-currency processing services customers have traditionally been based on a fixed percentage applied to the net foreign currency margin earned, after deducting any merchant revenue and other contractual costs.

•                  Payment processing services revenue.  Revenue derived from transaction fees earned on processing services provided in facilitating the sale of goods and services by means of credit and debit cards and other electronic payments.

Geographic and customer concentration

We conduct our business primarily in three geographical regions: Asia Pacific, or APAC, North America, and Central Europe, Middle East and Africa, or CEMEA. The following table provides multi-currency processing services revenue concentration by geographical region. Revenue by region is based upon where the transaction originated. We conduct our payment processing services primarily in North America.

Analysis of revenue by segment and geographical region:

	Year ended December 31,
	2012	2011	2010
Revenue:
APAC	$16,248,880	$18,337,513	$15,198,058
North America	5,000,064	3,991,374	2,647,547
CEMEA	7,558,146	4,909,875	127,632
Total multi-currency processing services revenue	28,807,090	27,238,762	17,973,237
Payment processing services revenue	14,770,926	14,619,404	12,579,927
Net revenue	$43,578,016	$41,858,166	$30,553,164

A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the year ended December 31, 2012, subsidiaries of Global Payments, Inc. represented 23% and of our revenue, and Network International, LLC represented 17% of our revenue.

Operating expenses

Cost of revenue.  Cost of revenue primarily consists of two categories: (1) payment processing services fees, which includes payment processing transactions fees such as sponsorship fees, interchange and card association fees and assessments; and (2) processing and service costs, which include expenses related to running our platform infrastructure, including: Internet connectivity, hosting and data storage expenses, amortization expense on acquired intangibles and capitalized software development costs, compensation and related benefits and a portion of general overhead expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses consist primarily of compensation and related benefits, facility costs, public company costs and professional service fees for our sales, marketing, customer service, administrative functions, and a portion of general overhead expenses.

In July 2011 we filed our first registration statement on Form S-1.  From July 2011 through August 2012 we continued to update and amend the Form S-1.  During the quarter ended September 30, 2012 we determined that it is likely that our IPO will be postponed for a period in excess of 90 days and as a result deemed it to be an aborted offering in accordance with the guidance set forth in ASC 340-10-S99-1. For the three months ending September 30, 2012, we expensed previously deferred IPO costs of $2.3 million associated with our registration statement on Form S-1 as well as any IPO costs incurred in the third quarter to selling, general and administrative expenses.  The total amount of the third quarter expense was $2.6 million.

In October 2012, the east coast of the United States was hit by Hurricane Sandy, including the city of Long Beach, where the our corporate offices are located.  The aftermath of this event caused temporary disruption to certain functions undertaken at that office and caused us to incur additional costs for repairs, temporary office space and other requirements to maintain or re-establish these functions.  While we insure against such property damage and business interruption risks, such insurance may not adequately compensate us for losses incurred.  For the year ended December 31, 2012 we recorded a selling, general and administration expense of $0.1 million primarily related to disposal of property and equipment that was damaged in the hurricane which was offset by a pre-funding insurance reimbursement of $0.1 million.  Based on the information available we estimate that the future impact of such losses to be approximately $0.1 million.  At no time were any of our transaction processing functions or systems affected by the storm and accordingly none of our customers suffered any loss of transactions.

We allocate overhead such as occupancy, telecommunication charges and depreciation expense based on headcount, as we believe this to be the most accurate measure. As a result, a portion of general overhead expenses is reflected in both our cost of revenue and selling, general and administrative expenses.

Other (expense) income, net

Other (expense) income, net, primarily consists of interest expense related to our capital leases, term debt and convertible debt and the derecognition of our note payable due to First Horizon Merchant Services and First Tennessee Bank.

Critical accounting policies and estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. These principles require us to make certain estimates and judgments that affect the amounts reported in our financial statements. We base our estimates on historical experience, future trends and other assumptions we believe to be reasonable under the circumstances. Because these accounting policies require significant judgment, our actual results may differ materially from our estimates.

We consider an accounting policy to be critical if it is important to our financial condition and results of operations, and if it requires significant judgment, subjectivity and complexity on the part of management in its application. We believe the following to be our critical accounting policies.

Revenue recognition

We derive revenue principally through fees earned under fixed contractual arrangements with customers who use our international payment and multi-currency processing services. We have two revenue streams:

Multi-currency processing services revenue

Multi-currency processing services revenue is the foreign currency transaction fee earned on processing and converting of a credit or debit card transaction from one currency into another currency. Multi-currency transaction processing services revenue is recognized upon settlement of the transaction.

Payment processing services revenue

We follow the requirements of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, included in the Revenue Recognition Topic of Accounting Standards Codification (“ASC”) topic 605, in determining its payment processing services revenue reporting. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenue is reported at the time of settlement on a gross basis equal to the full amount of the discount charged to the merchant. This amount may include interchange paid to card issuing banks and assessments paid to payment card associations.

Payment processing services revenue is transaction based and priced either as a fixed fee per transaction or calculated based on a percentage of the transaction value. The fees are charged for processing services provided in facilitating the sale of goods and services by means of credit, debit and prepaid cards and other electronic payments and do not include the gross sales price paid by the ultimate buyer. Payment processing services revenue is recognized upon settlement of the transaction.

Our revenue is presented net of a provision for sales credits, which is estimated based on historical results and established in the period in which services are provided. As of the periods presented, there were no such provisions.

Software development costs and amortization

We develop software that is used in providing payment processing services to customers. Capitalization of internally developed software, primarily associated with our operating platform, occurs when we have completed the preliminary project stage, management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended. The preliminary project stage consists of the conceptual formulation of alternatives, the evaluation of alternatives, the determination of existence of needed technology and the final selection of alternatives.

We capitalize costs of materials and consultants, payroll and payroll-related costs incurred by employees involved in developing internal use computer software. Costs incurred during the preliminary project and post-implementation stages are charged to processing and service costs, which are included in cost of revenue as incurred. Software development costs are amortized to processing and service costs, which are included in cost of revenue on a straight-line basis over estimated useful lives of approximately three to five years. We perform periodic reviews to ensure that unamortized software costs remain recoverable from future cash flows. Capitalized software development costs, net, were $4.8 million and $5.0 million as of December 31, 2012 and 2011, respectively. Amortization expense totaled $1.7 million, $1.5 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Goodwill, intangibles and long-lived assets

We record as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired. Other acquired intangible assets, which primarily include identifiable acquired technology, is being amortized on a straight-line basis over five years, which approximates the pattern in which the assets are utilized, over their estimated useful lives.

We perform reviews to determine if the carrying value of our goodwill is impaired. We review goodwill for impairment at least annually during the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. We review goodwill for impairment utilizing either a qualitative assessment or a two-step process. If we decide that it is appropriate to perform a qualitative assessment and conclude that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. For reporting units where we perform the two-step process, the first step requires us to estimate the fair value of each reporting unit and compare that fair value to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired and no further evaluation is necessary. If the carrying value is higher than the estimated fair value, there is an indication that impairment may exist and the second step is required. In the second step, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment charge.

For reporting units where we decide to perform a qualitative assessment, management assesses and makes judgments regarding a variety of factors which potentially impact the fair value of a reporting unit, including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, our financial performance and trends, our strategies and business plans, capital requirements, management and personnel issues, and our stock price, among others. Management then considers the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect a reporting unit’s fair value or the carrying amount of its net assets, to reach a qualitative conclusion regarding whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount.

For reporting units where we perform the two-step process, we may utilize a combination of the following approached to assess fair value: (a) an income based approach, using projected discounted cash flows, (b) a market based approach, using multiples of comparable companies, and (c) a transaction based approach, using multiples for recent acquisitions of similar businesses made in the marketplace.

Our estimate of fair value of each reporting unit may be based on a number of subjective factors, including: (a) appropriate consideration of valuation approaches (income approach, comparable public company approach, and comparable transaction approach), (b) estimates of future cost structure, (c) discount rates for estimated cash flows, (d) selection of peer group companies for the public company and the market transaction approaches, (e) required levels of working capital, (f) assumed terminal value, and (g) time horizon of cash flow forecasts.

The entire goodwill balance as of December 31, 2012 is attributable to the acquisition of BPS. We did not record any impairment of goodwill for the three years ended December 31, 2012.

We evaluate long-lived assets, including property and equipment, capitalized software and finite-lived intangible assets for potential impairment on an individual asset basis or at the lowest level asset grouping for which cash flows can be separately identified. Long-lived asset impairments are assessed whenever changes in circumstances could indicate that the carrying amounts of those productive assets exceed their projected undiscounted cash flows. When it is determined that impairment exists, the related asset group is written down to its estimated fair market value. The determination of future cash flows and the estimated fair value of long-lived assets, involve significant estimates on the part of management. In order to estimate the fair value of a long-lived asset, we may engage a third party to assist with the valuation.

Our process for assessing potential triggering events may include, but is not limited to, analysis of the following:

•                  any sustained decline in our stock price below book value;

•                  results of our goodwill impairment test;

•                  sales and operating trends affecting products and groupings;

•                  the impact of current and future operating results;

•                  any losses of key acquired customer relationships; and

•                  changes to or obsolescence of acquired technology, data, and trademarks.

We also evaluate the remaining useful life of our long-lived assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period.

Stock-based expense and assumptions

Stock-based expense is measured at the grant date based on fair value and recognized as an expense over the requisite service period, net of an estimated forfeiture rate.

The following summarizes stock-based expense recognized by income statement classification:

	Year ended December 31,
	2012	2011	2010
Processing and service costs	$262,775	$135,444	$211,582
Selling, general and administrative expense	872,272	435,366	618,151
Total stock-based expense	$1,135,047	$570,810	$829,733

The following summarizes stock-based expense recognized by type:

	Year ended December 31,
	2012	2011	2010
Stock options	$1,135,047	$555,882	$739,992
Warrants(1)	—	14,928	89,741
Total stock-based expense	$1,135,047	$570,810	$829,733

(1)                                 For the periods indicated in the table above, we issued warrants as a partial payment for legal services rendered.

For the year ended December 31, 2012 stock-based option expense includes $0.1 million of capitalized stock-based compensation.  Capitalized stock-based compensation for 2011 and 2010 was immaterial.

A summary of the unamortized stock-based expense and associated weighted average remaining amortization periods for stock options and warrants is presented below:

	As of December 31, 2012		As of December 31, 2011
	Unamortized stock-based expense	Weighted average remaining amortization period (in years)	Unamortized stock-based expense	Weighted average remaining amortization period (in years)
Stock options	$1,383,725	1.80	$786,668	1.69
Warrants	—	—	—	—

Stock-based expense assumptions and vesting requirements

Determining the appropriate fair value model and calculating the fair value of options and warrants require the input of highly subjective assumptions, including the expected life, expected stock price volatility, and the number of expected options and warrants that will be forfeited prior to the completion of the vesting requirements. We use the Black-Scholes Option Pricing Model to value our options and warrants.

We account for warrants issued to non-employees as expense at their fair value over the service period. Warrants issued to non-employees vest immediately upon issuance and are not required to be revalued.

Expected life

Due to our limited public company history, the expected life for our options granted was determined based on the “simplified” method under the provisions of ASC 718-10, Compensation—Stock Compensation. The expected life of warrants granted was determined based on the warrants contractual life.

Expected stock price volatility

Due to our limited public company history, expected stock price volatility prior to December 31, 2011 was determined based upon the expected volatility of similar entities whose shares are publicly traded and have trading history commensurate with the expected life.

For options and warrants granted after January 1, 2012, we began estimating our expected volatility using a time-weighted average of our historical volatility in combination with the historical volatility of similar entities whose common shares are publicly traded.

Risk-free interest rate and dividend yield

The risk-free interest rates used for our options and warrants granted were the U.S. Treasury zero-coupon rates for bonds matching the expected life of an option or warrant on the date of grant.

The expected dividend yield is not applicable to any options or warrants granted as we have not paid any dividends and intend to retain any future earnings for use in our business.

Vesting requirements

Options granted to employees generally vest 1/3rd of the amount of shares subject to each option on each 12-month anniversary from the vesting commencement date over a three year period and expire ten years from the grant date.

A director’s annual grant vests and becomes exercisable as to 1/12th of the shares each month from the vesting commencement date. A director’s initial grant vests and becomes exercisable as to 1/3rd of the shares on the 12-month anniversary from the vesting commencement date and then 1/36th of the shares each month thereafter, such that the grant vests in full after three years. All directors’ options expire ten years from the grant date.

Our 2000 Stock Incentive Plan allows for acceleration of the vesting of outstanding options granted upon the occurrence of certain events related to change of control, merger, and the sale of substantially all of our assets or liquidation of the company, at the discretion of our Board of Directors. Our 2006 Equity Incentive Plan provides that if outstanding options are not assumed or replaced by a successor corporation, options shall immediately vest as to 100% of the shares at such time and on such conditions as our Board of Directors shall determine.  Our 2012 Equity Incentive Plan provides that if outstanding options are not assumed or replaced by successor corporations options shall immediately vest as to 100% of the shares (and any applicable right of repurchase shall fully lapse prior to relevant event.

Warrants granted are issued for services performed by third parties or investments and are generally fully vested at grant and generally expire over a period of five years.

Black-Scholes assumptions used for options and warrants

The fair market value of each option and warrant granted for all periods presented has been estimated on the grant date using the Black-Scholes Option Pricing Model with the following assumptions:

Year ended December 31,
	2012	2011	2010
Expected life (in years)	5.25 – 6.00	5.0 - 6.32	5.0 - 6.0
Expected volatility (percentage)	45.13 – 47.36	27.80 - 36.68	28.20 - 36.23
Risk-free interest rate (percentage)	0.91 – 1.39	1.58 - 2.72	1.59 - 3.04
Expected dividend yield	—	—	—

For all option grants our Board of Directors set the exercise price of stock options based on a price per share not less than the fair value of our common stock on the date of grant. Since our shares of common stock began trading on AIM in 2006, and until our shares of common stock began trading on NASDAQ, our Board of Directors determined that the fair value of the shares of common stock on the date of grant was the closing price of shares of our common stock that traded under the AIM symbol “PPTR.” The underlying security for all options and warrants issued prior to the effectiveness of our registration statement on Form S-8 was our common stock trading under “PPTR.”

Following the effectiveness of our Form 10 and Form S-8 our Board of Directors has determined that the fair value of the shares of common stock on the date of grant is the closing price of shares of our common stock that trade under the NASDAQ symbol “PLPM.” The underlying security for all issued and outstanding options and warrants is our common stock trading under “PLPM” / “PPT.”

Long-term incentive restricted stock agreement assumptions and vesting requirements On July 26, 2011, we made a restricted stock grant of 915,000 shares of our common stock to Philip Beck, our Chairman of the Board, Chief Executive Officer and President, pursuant to a Long-Term Incentive Restricted Stock Agreement. The 915,000 shares vest in four separate tranches, each with a different long-term performance goal. The agreement provides that (1) upon a corporate transaction, certain unvested shares accelerate and become vested, and (2) upon Mr. Beck’s involuntary termination, certain unvested shares shall remain outstanding and become vested only at such time as the performance goals applicable to such unvested shares are satisfied. The performance goals for each tranche are outlined below:

•                  Tranche one (expires 12/31/2014): Performance condition award consisting of 305,000 shares that vest based upon the achievement of adjusted EBITDA (as will be defined in our earnings releases for the relevant periods) per fully diluted share greater than or equal to $0.36 per share for any fiscal year concluding after the date of the restricted stock grant and on or prior to the expiration date. The fair value of tranche one is $0.7 million.

•                  Tranche two (expires 12/31/2017): Performance condition award consisting of 47,000 shares that vest based upon the achievement of adjusted EBITDA (as will be defined in our earnings releases for the relevant periods) per fully diluted share greater than or equal to $0.64 per share for any fiscal year concluding after the date of the restricted stock grant and on or prior to the expiration date. The fair value of tranche two is $0.1 million.

•                  Tranche three (expires 12/31/2017): Performance condition award consisting of 469,000 shares that vest based upon the achievement of adjusted EBITDA (as will be defined in our earnings releases for the relevant periods) per fully diluted share greater than or equal to $0.71 per share for any fiscal year concluding after the date of the restricted stock grant and on or prior to the expiration date. The fair value of tranche three is $1.0 million.

•                  Tranche four (expires 12/31/2017): Market condition award consisting of 94,000 shares that vest based upon the fair market value of our common stock being greater than or equal to $12.00 per share for 75 consecutive trading days in the United States for any period of time beginning after the date of the restricted stock grant and concluding on or prior to the expiration date. The fair value of tranche four is $5,600.

In accordance with ASC 718-10, we valued the performance condition and market condition awards using the Black-Scholes and binomial lattice models, respectively. The fair values of the performance condition awards are based upon the closing price of shares of our common stock that trade on AIM under the symbol “PPTR” on the date of grant. The total fair value of all three tranches of the performance condition awards is $1.8 million, of which no amounts have been expensed as it was not deemed probable that the performance conditions would be satisfied based on the financial assessment of December 31, 2012. We will reassess the probability of achieving each performance condition metric at each reporting period. The total fair value of the market condition award is $5,600. Given the inconsequential nature of the amount, we recorded the entire expense at the time of grant. The expense related to the market condition award is not reversed even if the market conditions are not satisfied.

The fair value of the market condition award has been estimated on the grant date using a binomial lattice-based valuation pricing model with the following assumptions:

July 26,
2011
Expected life (in years)	5.3
Expected volatility (percentage)	31.68
Risk-free interest rate (percentage)	2.04
Expected dividend yield	—

Income taxes

We account for income taxes on the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in results of operations in the period during which the tax change occurs. Our operations are conducted in various geographies with different tax rates. As our operations evolve this may impact our future effective tax rate.

We are required to assess whether it is necessary to establish a valuation allowance to reduce the deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our process includes evaluating both positive (for example, sources of taxable income) and negative (for example, historical losses) evidence and determining whether it is more likely than not that the deferred tax assets will not be realized.

ASC 740-10, Accounting for Income Taxes, prescribes a comprehensive model for how companies should recognize, measure, present, and disclose uncertain tax positions taken or expected to be taken on a tax return. We initially and subsequently measure such tax positions as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. We reviewed and evaluated the relevant technical merits of each of our tax positions, for all periods presented, and determined that there are no uncertain tax positions that would have a material impact on our financial statements.

Deferred IPO costs

In July 2011 we filed our first registration statement on Form S-1.  From July 2011 through August 2012 we continued to update and amend the Form S-1.  During the quarter ended September 30, 2012, we determined that it is likely that our IPO will be postponed for a period in excess of 90 days and as a result deemed it to be an aborted offering in accordance with the guidance set forth in ASC 340-10-S99-1.  During the three months ended September 30, 2012, we expensed previously deferred IPO costs of $2.3 million associated with our registration statement on Form S-1 as well as any IPO costs incurred in the third quarter to selling, general and administrative expenses.  The total amount of the third quarter expense was $2.6 million.

Emerging growth company

Under Section 107(b) of the Jumpstart Our Business Startups Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Results of operations

The following table sets forth our consolidated results of operations for the periods presented and as a percentage of our net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Year ended December 31,
	2012		2011		2010
	$ amount	% of revenue	$ amount	% of revenue	$ amount	% of revenue
Revenue:
APAC	$16,248,880	37.3%	$18,337,513	43.9%	$15,198,058	49.7%
North America	5,000,064	11.5	3,991,374	9.5	2,647,547	8.7
CEMEA	7,558,146	17.3	4,909,875	11.7	127,632	0.4
Total multi-currency processing services revenue	28,807,090	66.1	27,238,762	65.1	17,973,237	58.8
Payment processing services revenue	14,770,926	33.9	14,619,404	34.9	12,579,927	41.2
Net revenue	43,578,016	100.0	41,858,166	100.0	30,553,164	100.0
Operating expenses:
Cost of revenue:
Payment processing services fees	10,943,290	25.1	11,677,012	27.9	10,051,640	32.9
Processing and service costs	11,010,778	25.3	9,093,674	21.7	6,980,981	22.9
Software licenses impairment	—	—	—	—	1,108,514	3.6
Total cost of revenue	21,954,068	50.4	20,770,686	49.6	18,141,135	59.4
Selling, general and administrative expenses	25,865,652	59.4	18,152,014	43.4	14,304,448	46.8
Total operating expenses	47,819,720	109.8	38,922,700	93.0	32,445,583	106.2
(Loss) income from operations	(4,241,704)	(9.8)	2,935,466	7.0	(1,892,419)	(6.2)
Other (expense) income:
Interest expense	(55,987)	(0.1)	(319,098)	(0.8)	(1,169,578)	(3.8)
Interest income	1,236	0.0	1,582	0.0	429	0.0
Other (expense) income, net	(8,739)	—	98,682	0.2	—	—
Total other expense , net	(63,490)	(0.1)	(218,834)	(0.6)	(1,169,149)	(3.8)
(Loss) income from operations before provision for income taxes	(4,305,194)	(9.9)	2,716,632	6.4	(3,061,568)	(10.0)
Provision for income taxes	(147,111)	(0.3)	(331,903)	(0.8)	(3,219)	0.0
Net (loss) income	$(4,452,305)	(10.2)%	$2,384,729	5.6%	$(3,064,787)	(10.0)%

Comparison of the years ended December 31, 2012 and 2011

Revenue

	Year ended December 31,		Variance
	2012	2011	Amount	Percent
APAC	$16,248,880	$18,337,513	$(2,088,633)	(11)%
North America	5,000,064	3,991,374	1,008,690	25
CEMEA	7,558,146	4,909,875	2,648,271	54
Total multi-currency processing services revenue	28,807,090	27,238,762	1,568,328	6
Payment processing services revenue	14,770,926	14,619,404	151,522	1
Net revenue	$43,578,016	$41,858,166	$1,719,850	4

Net revenue increased $1.7 million, or 4%, to $43.6 million for the year ended December 31, 2012 from $41.9 million for the year ended December 31, 2011. The year over year increase in revenue was primarily due to the overall increase in total active merchant locations processing transactions through our multi-currency and increased transactions from our direct acquiring payment processing customers.  This increase related to merchant locations was partially offset by the decrease in APAC average mark-up percentage on settled dollar volume as described below.

Multi-currency processing services revenue

APAC multi-currency processing services revenue.  APAC multi-currency processing services revenue decreased $2.1 million, or 11%, to $16.2 million for the year ended December 31, 2012 from $18.3 million for the year ended December 31, 2011. The decrease in APAC multi-currency processing services revenue was driven by changes in the following key business metrics:

	Year ended December 31,		Variance
	2012	2011	Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	11,945	10,712	1,233	12%
APAC multi-currency processing settled transactions processed	5,736,247	5,907,408	(171,161)	(3)
APAC multi-currency processing gross foreign currency mark-up	$60,411,967	$58,928,772	$1,483,195	3
APAC multi-currency processing settled dollar volume processed	$1,458,852,664	$1,490,081,483	$(31,228,819)	(2)
APAC average net mark-up % on settled dollar volume processed	1.11%	1.23%	(0.12)%	(10)

The 2% decrease in settled dollar volume processed resulted in a $0.3 million decrease to revenue.  APAC multi-currency processing revenue was further decreased by a 10% decrease in our average net mark-up percentage on settled dollar volume processed, which resulted in a $1.8 million decrease to revenue.  The decrease in average net mark-up percentage on settled dollar volume processed was primarily due to a re-pricing of certain contracts that have been renewed on a long-term basis coupled with the pricing mix of services during the period.

North America multi-currency processing services revenue.  North America multi-currency processing services revenue increased $1.0 million to $5.0 million for the year ended December 31, 2012 from $4.0 million for the year ended December 31, 2011. North America multi-currency processing services revenue key business metrics are as follows:

	Year ended December 31,		Variance
	2012	2011	Amount	Percent
North America multi-currency processing active merchant locations (at period end)	3,463	1,779	1,684	95%
North America multi-currency processing settled transactions processed	3,163,363	3,121,833	41,530	1
North America multi-currency processing gross foreign currency mark-up	$12,305,935	$10,656,935	$1,649,000	15
North America multi-currency processing settled dollar volume processed	$389,638,679	$332,410,427	$57,228,252	17
North America average net mark-up % on settled dollar volume processed	1.28%	1.20%	0.08%	7

The 17% increase in settled dollar volume processed resulted in a $0.7 million increase to revenue. The primary reason for the increase in settled dollar volume processed was an increase in active North America merchant locations, which resulted from the addition of new active merchant locations in existing markets.

CEMEA multi-currency processing services revenue.  CEMEA multi-currency processing services revenue increased $2.6 million to $7.5 million for the year ended December 31, 2012 from $4.9 million for the year ended December 31, 2011. CEMEA multi-currency processing services revenue key business metrics are as follows:

	Year ended December 31,		Variance
	2012	2011	Amount	Percent
CEMEA multi-currency processing active merchant locations (at period end)	6,607	3,856	2,751	71%
CEMEA multi-currency processing settled transactions processed	2,983,756	1,771,936	1,211,820	68
CEMEA multi-currency processing gross foreign currency mark-up	$30,456,303	$18,234,363	$12,221,940	67
CEMEA multi-currency processing settled dollar volume processed	$779,760,922	$517,123,232	$262,637,690	51
CEMEA average net mark-up % on settled dollar volume processed	0.97%	0.95%	0.02%	2

The 51% increase in settled dollar volume processed resulted in a $2.5 million increase in revenue. This increase in settled dollar volume processed was due to the continued merchant rollout for a CEMEA customer. The addition of the merchant locations from these new countries significantly impacted the number of transactions processed through our multi-currency services in CEMEA.

Cost of revenue

	Year ended December 31,		Variance
	2012	2011	Amount	Percent
Payment processing services fees	$10,943,290	$11,677,012	$(733,722)	(6)%
Processing and service costs	11,010,778	9,093,674	1,917,104	21
Total cost of revenue	$21,954,068	$20,770,686	$1,183,382	6

Payment processing services fees

The decrease of $0.8 million, or 6%, to $10.9 million for the year ended December 31, 2012 from $11.7 million for the year ended December 31, 2011 is a result of the pricing mix of services for 2012.

Processing and service costs

Processing and service costs increased $1.9 million, or 21%, to $11.0 million for the year ended December 31, 2012 from $9.1 million for the year ended December 31, 2011. The increase in processing and service costs was primarily the result of increased salary and compensation and related benefit costs of $0.9 million, which are primarily due to technology headcount additions to support the growth in our existing business, launches into new markets, increased stock compensation and a reduction in capitalized technology salaries, $0.3 million in increased technology costs, and an increase in depreciation and amortization expense of $0.5 million primarily related to the acquired intangible assets as a result of the acquisition of BPS.

Selling, general and administrative expenses

	Year ended December 31,		Variance
	2012	2011	Amount	Percent
Selling, general and administrative expenses	$25,865,652	$18,152,014	$7,713,638	42%

Selling, general and administrative expenses increased $7.7 million, or 42%, to $25.9 million for the year ended December 31, 2012 from $18.2 million for the year ended December 31, 2011. The increase in selling, general and administrative expenses was primarily the result of expensing $2.6 million of deferred IPO cost in the third quarter. The increase in selling, general and administrative expenses was also due to increased salary compensation and related benefit costs of $2.3 million, professional fees of $1.4 million, recruiting costs of $0.3 million, and travel costs, facility costs, insurance costs and other selling, general and administrative costs of $1.1 million. These increases are primarily due to budgeted head count additions to support the growth in our existing business and our launches into new markets with new customers.

Other expense, net

	Year ended December 31,		Variance
	2012	2011	Amount	Percent
Interest expense	$(55,987)	$(319,098)	$263,111		*
Interest income	1,236	1,582	(346)		*
Other (expense) income	(8,739)	98,682	(107,421)		*
Total other expense, net	$(63,490)	$(218,834)	$155,344		*

*                                         Percentages not meaningful.

Total other expense, net, decreased $0.2 million for the year ended December 31, 2012. The decrease was primarily due to the reduction in interest expense, which in 2011 was incurred upon the recognition of six months of convertible debt interest expense, compared to zero in 2012. The convertible debt holders converted their entire principal in April 2011.

Provision for income taxes

Provision for income taxes decreased to $0.1 million for the year ended December 31, 2012 from $0.3 million for the year ended December 31, 2011. The decrease in the tax provision of $0.2 million related primarily to decreased profitability of certain foreign subsidiaries and the benefit for the reduction of a deferred tax liability established as part of our BPS acquisition. Our effective tax rate could fluctuate depending on the mix of earnings from foreign jurisdictions taxed at substantially lower statutory rates, primarily Bermuda and Hong Kong.

Comparison of the years ended December 31, 2011 and 2010

Revenue

	Year ended December 31,		Variance
	2011	2010	Amount	Percent
APAC	$18,337,513	$15,198,058	$3,139,455	21%
North America	3,991,374	2,647,547	1,343,827	51
CEMEA	4,909,875	127,632	4,782,243		*
Total multi-currency processing services revenue	27,238,762	17,973,237	9,265,525	52
Payment processing services revenue	14,619,404	12,579,927	2,039,477	16
Net revenue	$41,858,166	$30,553,164	$11,305,002	37

*                                         Percentage not meaningful.

Net revenue increased $11.3 million, or 37%, to $41.9 million for the year ended December 31, 2011 from $30.6 million for the year ended December 31, 2010. The year over year increase in revenue was primarily due to the overall increase by 67%, or 11,190, in total active merchant locations processing transactions through our multi-currency and payment processing services. Additionally, we believe our business was positively impacted by the global shift toward electronic payment transactions, increased international travel and commerce, and increased e-commerce on a global scale.

Multi-currency processing services revenue

APAC multi-currency processing services revenue.  APAC multi-currency processing services revenue increased $3.1 million, or 21%, to $18.3 million for the year ended December 31, 2011 from $15.2 million for the year ended December 31, 2010. The increase in APAC multi-currency processing services revenue was driven by changes in the following key business metrics:

	Year ended December 31,		Variance
	2011	2010	Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	10,712	9,539	1,173	12%
APAC multi-currency processing settled transactions processed	5,907,408	5,044,204	863,204	17
APAC multi-currency processing gross foreign currency mark-up	$58,928,772	$45,768,876	$13,159,896	29
APAC multi-currency processing settled dollar volume processed	$1,490,081,483	$1,201,455,560	$288,625,923	24
APAC average net mark-up % on settled dollar volume processed	1.23%	1.26%	(0.03)%	(3)

The 24% increase in settled dollar volume processed resulted in a $3.5 million increase to revenue, offset by a 3% decrease in our average net mark-up percentage on settled dollar volume processed, which resulted in a $0.4 million decrease to revenue. The primary reasons for the increase in settled dollar volume processed were a 12% increase in APAC multi-currency processing active merchant locations, which resulted from the addition of new active merchant locations in existing markets, our entry into five new APAC markets in the second quarter of 2010, and the continued improvement in the global economy. This resulted in a 17% increase in settled transactions processed through our multi-currency services. The decrease in average net mark-up percentage on settled dollar volume processed was primarily due to the different mark-ups applied to different customers and for a variety of services.

North America multi-currency processing services revenue.  North America multi-currency processing services revenue increased $1.3 million, or 51%, to $4.0 million for the year ended December 31, 2011 from $2.6 million for the year ended December 31, 2010. The $1.3 million increase in North America multi-currency processing services revenue was driven by changes in the following key business metrics:

	Year ended December 31,		Variance
	2011	2010	Amount	Percent
North America multi-currency processing active merchant locations (at period end)	1,779	1,528	251	16%
North America multi-currency processing settled transactions processed	3,121,833	1,899,198	1,222,635	64
North America multi-currency processing gross foreign currency mark-up	$10,656,935	$5,867,264	$4,789,671	82
North America multi-currency processing settled dollar volume processed	$332,410,427	$162,032,780	$170,377,647	105
North America average net mark-up % on settled dollar volume processed	1.20%	1.63%	(0.43)%	(27)

The 105% increase in settled dollar volume processed resulted in a $2.0 million increase to revenue offset by a 27% decrease in our average net mark-up percentage on settled dollar volume processed which resulted in a $0.7 million decrease to revenue. The primary reason for the increase in settled dollar volume processed was a 16% increase in active North America merchant locations, which resulted from the addition of new active merchant locations in existing markets including a large national retailer. This resulted in a 64% increase in settled transactions processed through our multi-currency processing services. The decrease in average net mark-up percentage on settled dollar volume processed was primarily due to the different mark-ups applied to different customers and for a variety of services.

CEMEA multi-currency processing services revenue.  CEMEA multi-currency processing services revenue increased $4.8 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The $4.8 million increase in CEMEA multi-currency processing services revenue was driven by changes in the following key business metrics:

	Year ended December 31,		Variance
	2011	2010	Amount	Percent
CEMEA multi-currency processing active merchant locations (at period end)	3,856	1,090	2,766		*
CEMEA multi-currency processing settled transactions processed	1,771,936	36,608	1,735,328		*
CEMEA multi-currency processing gross foreign currency mark-up	$18,234,363	$437,658	$17,796,705		*
CEMEA multi-currency processing settled dollar volume processed	$517,123,232	$13,820,370	$503,302,862		*
CEMEA average net mark-up % on settled dollar volume processed	0.95%	0.92%	0.03%	3

*                                        Percentages not meaningful.

The $503.3 million increase in settled dollar volume processed was due to our entry into two new countries during the last quarter of 2010. The addition of the merchant locations from these new countries significantly impacted the number of transactions processed through our multi-currency processing services in CEMEA.

Payment processing services revenue

Payment processing services revenue is primarily earned from transactions originating in North America. Payment processing services revenue increased $2.0 million, or 16%, to $14.6 million for the year ended December 31, 2011 from $12.6 million for the year ended December 31, 2010. The increase was primarily due to increased transaction volume in the Canadian market for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Cost of revenue

	Year ended December 31,		Variance
	2011	2010	Amount	Percent
Payment processing services fees	$11,677,012	$10,051,640	$1,625,372	16%
Processing and service costs	9,093,674	6,980,981	2,112,693	30
Software licenses impairment	—	1,108,514	(1,108,514)		*
Total cost of revenue	$20,770,686	$18,141,135	$2,629,551	14

*                                         Percentage not meaningful.

Payment processing services fees

The increase of $1.6 million, or 16%, to $11.7 million for the year ended December 31, 2011 from $10.1 million for the year ended December 31, 2010 is as a result of the increase in payment processing revenue and the pricing mix of services for 2011.

Processing and service costs

Processing and service costs increased $2.1 million, or 30%, to $9.1 million for the year ended December 31, 2011 from $7.0 million for the year ended December 31, 2010. The increase in processing and service costs was primarily the result of increased salary and compensation and related benefit costs of $1.0 million and increased technology costs of $0.6 million, both increases which are primarily due to technology headcount additions to support the growth in our existing business, launches into new markets and increased bonus compensation, as well as an increase in depreciation and amortization expense of $0.6 million primarily related to software development additions.

Software licenses impairment charge

In the fourth quarter of 2010, due to our unsuccessful efforts to sell software licenses previously purchased for resale, management determined that the underlying undiscounted cash flows projections did not support the recorded value of the asset and the entire balance of $1.1 million was written off to cost of revenue for the year ended December 31, 2010.

Selling, general and administrative expenses

	Year ended December 31,		Variance
	2011	2010	Amount	Percent
Selling, general and administrative expenses	$18,152,014	$14,304,448	$3,847,566	27%

Selling, general and administrative expenses increased $3.9 million, or 27%, to $18.2 million for the year ended December 31, 2011 from $14.3 million for the year ended December 31, 2010. The increase in selling, general and administrative expenses was primarily the result of increased salary compensation and related benefit costs of $2.1 million, and travel costs, facility costs, insurance costs and other general and administrative costs of $1.2 million. These increases were primarily due to head count additions to support the growth in our existing business and our launches into new markets. The increase in selling, general and administrative expenses was also due to a $0.6 million recovery of a previously written-off receivable during 2010.

Other (expense) income, net

	Year ended December 31,		Variance
	2011	2010	Amount	Percent
Interest expense	$(319,098)	$(1,169,578)	$850,480		*
Interest income	1,582	429	1,153		*
Other income	98,682	—	98,682		*
Total other (expense) income, net	$(218,834)	$(1,169,149)	$950,315		*

*                                         Percentages not meaningful.

Total other expense, net, decreased $1.0 million, to $0.2 million for the year ended December 31, 2011 from a non-operating expense of $1.2 million for the year ended December 31, 2010. The decrease was primarily due to recording twelve months of interest expense on our convertible debt for the year ended December 31, 2010 compared to four months of interest expense for the year ended December 31, 2011, as the debt converted in April 2011. The convertible debt holders converted their entire $9.0 million in principal under their notes and accrued interest into an aggregate of 4,049,776 shares of common stock. In addition, we issued 127,318 shares of common stock valued at $0.3 million in lieu of cash payments for accrued interest and 297,682 shares of common stock valued at $0.6 million as a prepayment fee negotiated at the time of conversion. The shares issued for the accrued interest and the prepayment fee were valued at the average closing price of our common stock on AIM under the symbol “PPTR” during the 10 trading day period ending two days prior to the conversion.

In addition, we recorded $0.7 million in other income due to the derecognition of a note payable for which the statute of limitations expired and that management did not believe we were liable to repay, which was almost entirely offset by the recognition of the $0.6 million prepayment fee.

Provision for income taxes

Provision for income taxes increased to $0.3 million for the year ended December 31, 2011 from $3,219 for the year ended December 31, 2010. The increase in the current tax provision of $0.3 million related primarily to increased profitability of certain foreign subsidiaries. Our effective tax rate could fluctuate depending on the mix of earnings from foreign jurisdictions taxed at substantially lower statutory rates, primarily Bermuda and Hong Kong. We have tax attribute carryforwards in our federal, state and foreign jurisdictions and based on all available evidence, it is not more likely than not that we would realize the benefit from a significant portion of the deferred tax assets. Therefore, a full valuation allowance is recorded on these deferred tax assets and no deferred tax provision or benefit is recorded. There are no tax attribute carryforwards in the jurisdictions that are currently generating income.

Quarterly results of operations

The following tables set forth selected unaudited quarterly statements of operations data for the last eight fiscal quarters. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for any future period.

2012 (unaudited)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net revenue	$11,680,936	$10,117,038	$9,925,137	$11,854,905
Gross profit(1)	6,166,516	5,040,200	4,264,636	6,152,596
Income (loss) from operations	896,468	(1,009,083)	(3,965,241)	(163,848)
Net income (loss)	$787,147	$(1,158,622)	$(3,961,815)	$(119,015)
Basic net income (loss) per share applicable to common stockholders(2)	$0.01	$(0.02)	$(0.08)	$(0.00)
Diluted net income (loss) per share applicable to common stockholders(2)	$0.01	$(0.02)	$(0.08)	$(0.00)
Weighted average common stock (basic)	51,782,902	52,035,014	52,366,739	52,558,578
Weighted average common stock (diluted)	54,259,500	52,035,014	52,366,739	52,558,578

2011 (unaudited)	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net revenue	$9,595,704	$10,271,303	$9,660,128	$12,331,031
Gross profit(1)	4,565,930	5,270,040	4,659,292	6,592,218
Income (loss) from operations	324,467	880,346	(289,932)	2,020,585
Net income (loss)	$768,956	$206,769	$(375,414)	$1,784,418
Basic net income (loss) per share applicable to common stockholders(2)	$0.02	$0.00	$(0.01)	$0.03
Diluted net income (loss) per share applicable to common stockholders(2)	$0.02	$0.00	$(0.01)	$0.03
Weighted average common stock (basic)	46,147,557	49,509,756	50,794,219	50,822,522
Weighted average common stock (diluted)	47,725,757	52,511,732	50,794,219	53,590,332

(1)           For the purposes of this table, gross profit is defined as net revenue less total cost of revenue.

(2)           The addition of earnings per share by quarter may not equal total earnings per share for the year or interim period.

Liquidity and capital resources

We currently anticipate that our available cash balances will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next twelve months. However, we may be required to raise additional funds through public or private debt or equity financing to meet additional working capital requirements. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders. If adequate funds are not available on acceptable terms, our business and operating results could be adversely affected.

Sources of liquidity

As of December 31, 2012, we had approximately $6.0 million in cash and cash equivalents of which we had $3.9 million in cash held by foreign subsidiaries. Currently, if we were to repatriate cash held by our foreign subsidiaries, to the extent that such repatriation was a taxable event, we could utilize a portion of our $70.5 million net operating loss carryforward to offset the tax obligation, so that no U.S. tax liability would arise. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

BPS acquisition

On May 23, 2012, we completed the acquisition of BPS, a company incorporated in Ireland and headquartered in Dublin, through the purchase of all outstanding shares of BPS. Under the terms of the agreement to acquire BPS, we paid consideration of approximately $3.4 million as follows: approximately $1.8 million in cash, including approximately $0.8 million to repay certain BPS indebtedness, and the issuance of 488,337 shares (valued on the date of closing at $1.6 million) of our common stock to the former BPS shareholders. Of the 488,337 consideration shares, 72,887 shares (valued on the date of closing at $0.2 million) are subject to certain technology development milestones. We have assessed the probability of achieving these milestones at 100%.

Convertible debt

In April 2011, the convertible debt holders converted the outstanding principal amount of $9.0 million under convertible notes issued in 2007 and 2008 into an aggregate of 4,049,776 shares of our common stock. In addition, we issued 127,318 shares of common stock valued at $0.3 million in lieu of cash payments for accrued interest and 297,682 shares of common stock valued at $0.6 million as a prepayment fee negotiated at the time of conversion. The shares issued for the accrued interest and the prepayment fee were valued at the average closing price of our common stock on AIM under the symbol “PPTR” during the 10 trading day period ending two days prior to the conversion.

Capital expenditures

Our capital expenditures related to property and equipment, software development costs, and intangible assets were $1.9 million in 2012, $2.1 million in 2011 and $2.4 million in 2010. Amounts expended per year are primarily the result of capital investments to significantly enhance our processing platform.

Cash flows

	Year ended December 31,
	2012	2011	2010
Cash provided by operating activities	$1,601,416	$5,866,720	$280,594
Cash used in investing activities	(3,366,345)	(2,012,769)	(2,350,507)
Cash provided by (used in) financing activities	95,423	(1,364,487)	3,527,589

Operating activities

Cash provided by operating activities during the year ended December 31, 2012 was $1.6 million, comprising $1.9 million of cash generated by operations and a net decrease in our operating assets and liabilities of $0.3 million. This net decrease in our operating assets and liabilities of $0.3 million primarily consisted of a $1.7 million increase in accounts receivable and other current assets, coupled with a $0.6 million increase in our settlement assets.  Both increases are generally due to increases in both our MCP and payment processing revenue.  These amounts were offset by an increase in current liabilities which include accounts payable, accrued expenses and due to merchants of

$2.1 million. The increases in current liabilities are primarily due to increases in accounting and legal professional fees due to our Form S-1 and Form 10 filings.  Cash generated by operations of $1.9 million was inclusive of a net loss of $4.5 million and total net non-cash charges of $6.4 million. Significant non-cash adjustments to net income primarily included: (i) expensing of previously deferred IPO costs of $2.3 million, (ii) depreciation and amortization expense of $2.8 million and (iii) stock option expense of $1.1 million.

Cash provided by operating activities during the year ended December 31, 2011 was $5.9 million, primarily comprising $5.8 million cash generated by operations and a net decrease in our operating assets and liabilities of less than $0.1 million. This net decrease in our operating assets and liabilities of $0.1 million primarily consisted of a $1.8 million increase in accounts receivable and other current assets, driven by an increase in activity in our multi-currency processing services business during the period, offset by a $2.1 million increase in accounts payable and accrued expenses. Cash generated by operations of $5.8 million was inclusive of net income of $2.4 million and total net non-cash charges of $3.3 million. Significant non-cash adjustments to net income primarily included: (i) depreciation and amortization expense of $2.4 million, (ii) non-cash interest expense on convertible and term debt of $0.3 million, (iii) stock option expense of $0.6 million, and (iv) a prepayment fee negotiated at the time of conversion of convertible debt of $0.6 million, offset by the derecognition of other income of $0.7 million related to the expiration of the statute of limitations on a note payable.

Cash provided by operating activities during the year ended December 31, 2010 was $0.3 million, primarily comprising $1.7 million cash generated by operations offset by a net increase in our operating assets and liabilities of $1.4 million. This net increase in our operating assets and liabilities of $1.4 million primarily consisted of: $1.8 million increase in accounts receivable and other current assets, driven by an increase in activity in our multi-currency processing services business during the period, offset by (i) a net increase due to merchants of $0.2 million due to growth in the ACH processing business and an increase in reserves held on behalf of merchants using our credit card acquiring services as security deposits and (ii) an increase in accounts payable and accrued expenses of $0.2 million due to timing of payments. Cash generated by operations of $1.7 million was inclusive of a net loss of $3.1 million, offset by total non-cash charges of $4.8 million. Significant non-cash adjustments to net loss primarily included: (i) depreciation and amortization expense of $1.8 million, (ii) a software license impairment charge of $1.1 million due to our unsuccessful efforts to sell licenses previously purchased for resale and the write off of the entire asset balance of $1.1 million to operating expenses for the year ended December 31, 2010, (iii) non-cash interest expense on convertible and term debt of $1.1 million and (iv) stock option and warrant expense of $0.8 million.

Investing activities

Cash used in investing activities for the year ended December 31, 2012 was $3.4 million, which was primarily attributable to the acquisition of BPS for $1.6 million and our investment in the business through capital expenditures for network infrastructure and investments in software development.

Cash used in investing activities for the year ended December 31, 2011 was $2.0 million, which was primarily attributable to our investment in the business through capital expenditures for network infrastructure and investments in software development.

Cash used in investing activities for the year ended December 31, 2010 was $2.4 million, which was primarily attributable to our investment in the business through capital expenditures for network infrastructure and investments in software development.

Financing activities

Cash used in financing activities for the year ended December 31, 2012 was $0.8 million for proceeds from the exercise of options offset by $0.4 million in cash paid for IPO costs and $0.3 million in payments for capital lease obligations.

Cash used in financing activities for the year ended December 31, 2011 was $1.4 million, primarily consisting of $1.3 million in paid costs related to our proposed initial public offering.

Cash provided by financing activities for the year ended December 31, 2010 was $3.5 million, primarily consisting of $5.7 million in net proceeds from a private placement of 4.5 million shares of our common stock, partially offset by $2.0 million used to pay off term debt.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Effects of inflation

Our monetary assets consist primarily of cash and cash equivalents and receivables, and our non-monetary assets consist primarily of property and equipment, software development and intangible assets, which are not affected significantly by inflation. We believe the replacement costs of property and equipment will not materially affect our operations. However, the rate of inflation affects our expenses, which may not be readily recoverable in the prices of services we offer.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of December 31, 2012:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	$4,272,555	$1,455,730	$1,939,825	$877,000	$—
Capital lease obligations	758,234	376,336	377,055	4,843	—
Acquiring bank sponsorship agreement obligations	965,000	340,000	600,000	25,000	—
Total contractual cash obligations	$5,995,789	$2,172,066	$2,916,880	$906,843	$—

Term debt

In 2003, we entered into an agreement with FHMS and FTB and recorded a liability. Due to a breach of the contractual terms by FHMS and FTB, we did not believe we were liable to repay these amounts. As of March 31, 2011, the statute of limitations had expired on $0.66 million of the $0.7 million balance and as of September 30, 2011, the statute of limitations had expired on the remaining $40,000. For the year ended December 31, 2011, we recorded other income due to the derecognition of the note payable in the amount of $0.7 million.

Convertible debt

In April 2011, the convertible debt holders converted the outstanding principal amount of $9.0 million under convertible notes issued in 2007 and 2008 into an aggregate of 4,049,776 shares of our common stock. In addition, we issued 127,318 shares of common stock valued at $0.3 million in lieu of cash payments for accrued interest and 297,682 shares of common stock valued at $0.6 million as a prepayment fee negotiated at the time of conversion. The shares issued for the accrued interest and the prepayment fee were valued at the average closing price of our common stock on AIM under the symbol “PPTR” during the 10 trading day period ending two days prior to the conversion.

Employment agreements

Pursuant to employment agreements with certain employees, we had a commitment to pay severance of approximately $1.6 million and $1.8 million as of December 31, 2012 and 2011, respectively, in the event of termination without cause, as defined in the agreements. Additionally, in the event of termination upon a change of control, as defined in the agreements, we had a commitment to pay severance of $1.9 million as of December 31, 2012 and 2011.

Uncertain tax positions

We have reviewed and evaluated the relevant technical merits of each of our tax positions and determined that there are no uncertain tax positions that would have a material impact on our financial statements.

Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued guidance resulting in common fair value measurement disclosure requirements between U.S. GAAP and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements. Some of the requirements clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance were effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. This standard was effective for us beginning with the quarter ended March 31, 2012. We adopted this standard as of January 1, 2012. The adoption had no material impact on our consolidated financial statements.

In June 2011, the FASB issued an accounting pronouncement that provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions for this pronouncement were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. This standard was effective for us beginning with the quarter ended March 31, 2012. We adopted this standard in the quarter ended March 31, 2012. As a result of adoption, our December 31, 2011, 2010 and 2009 consolidated financial statements have been retrospectively adjusted to reflect our adoption of the two-statement approach.

In December 2011, the FASB issued accounting standards update ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in Accounting Standards Update 2011-05, Comprehensive Income (FASB ASC Topic 220): Presentation of Comprehensive Income. The provisions for this update were effective for the fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. This standard was effective for us beginning with the three months ended March 31, 2012. As noted above, we adopted ASU No. 2011-05 as of January 1, 2012.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We had cash and cash equivalents totaling $6.0 million and $7.7 million as of December 31, 2012 and 2011, respectively. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments. The cash and cash equivalents are held for working capital purposes. We did not have any derivative financial instruments as of December 31, 2012 and 2011. We are not exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates given the historic low levels of interest being earned on the short-term fixed-rate cash operating accounts.

Foreign currency exchange risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, principally the Hong Kong Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net (loss) income as a result of transaction gains (losses), we believe such a change would not have a material impact on our results of operations as Hong Kong is not considered to be a highly inflationary or deflationary economy and historically the Hong Kong Dollar has traded in a very narrow band of exchange rates against the U.S. Dollar. Based upon our historical financial statements, for every 1% change in the exchange rate between the U.S. Dollar and the Hong Kong Dollar, our net (loss) income would be impacted by approximately $10,000 and the carrying value of assets on our balance sheet would be impacted by approximately $0.1 million.

In the event our foreign sales and expenses increase and expand into other currencies, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not enter into derivatives or other financial activities in an attempt to hedge our foreign currency exchange risk, but may do so in the future. It is difficult to predict the impact any hedging activities would have on our results of operations.

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Planet Payment, Inc.

Long Beach, New York

We have audited the accompanying consolidated balance sheets of Planet Payment, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, changes in convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Planet Payment, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 25, 2013

Planet Payment, Inc. consolidated balance sheets

	December 31,
	2012	2011

Current assets:
Cash and cash equivalents	$6,002,457	$7,671,963
Restricted cash	2,517,616	1,941,909
Accounts receivable, net of allowances of $1.5 million and $1.4 million, respectively, as of December 31, 2012 and 2011	5,585,815	4,768,040
Prepaid expenses and other assets	2,395,137	947,043
Total current assets	16,501,025	15,328,955
Other assets:
Restricted cash	669,406	659,958
Property and equipment, net	1,396,154	1,223,562
Software development costs, net	4,776,320	4,978,002
Intangible assets, net	3,289,590	799,648
Goodwill	347,599	—
Security deposits and other assets	338,408	213,230
Deferred IPO costs	—	1,650,789
Total other assets	10,817,477	9,525,189
Total assets	$27,318,502	$24,854,144
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$889,118	$993,872
Accrued expenses	5,298,789	2,482,255
Due to merchants	2,546,140	2,137,064
Current portion of capital leases	337,588	247,257
Total current liabilities	9,071,635	5,860,448
Long-term liabilities:
Long-term portion of capital leases and other long-term liabilities	364,010	248,730
Total long-term liabilities	364,010	248,730
Total liabilities	9,435,645	6,109,178
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock—10,000,000 shares authorized as of December 31, 2012 and 4,000,000 shares authorized as of December 31, 2011, $0.01 par value: Series A—2,243,750 issued and outstanding as of December 31, 2012 and 2011; $8,975,000 aggregate liquidation preference	22,438	22,438
Common stock—250,000,000 shares authorized as of December 31, 2012 and 80,000,000 shares authorized as of December 31, 2011, $0.01 par value, and 53,658,857 and 51,764,405 shares issued and outstanding as of December 31, 2012 and 2011, respectively	536,589	517,644
Additional paid-in capital	97,576,498	94,083,901
Warrants	1,622,651	1,622,651
Accumulated other comprehensive gain (loss)	37,925	(40,729)
Accumulated deficit	(81,913,244)	(77,460,939)
Total stockholders’ equity	17,882,857	18,744,966
Total liabilities and stockholders’ equity	$27,318,502	$24,854,144

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc. consolidated statements of operations

	Year ended December 31,
	2012	2011	2010

Revenue:
Net revenue	$43,578,016	$41,858,166	$30,553,164
Operating expenses:
Cost of revenue:
Payment processing service fees	10,943,290	11,677,012	10,051,640
Processing and service costs	11,010,778	9,093,674	6,980,981
Software licenses impairment	—	—	1,108,514
Total cost of revenue	21,954,068	20,770,686	18,141,135
Selling, general and administrative expenses	25,865,652	18,152,014	14,304,448
Total operating expenses	47,819,720	38,922,700	32,445,583
(Loss) income from operations	(4,241,704)	2,935,466	(1,892,419)
Other (expense) income:
Interest expense	(55,987)	(319,098)	(1,169,578)
Interest income	1,236	1,582	429
Other (expense) income, net	(8,739)	98,682	—
Total other expense, net	(63,490)	(218,834)	(1,169,149)
(Loss) income from operations before provision for income taxes	(4,305,194)	2,716,632	(3,061,568)
Provision for income taxes	(147,111)	(331,903)	(3,219)
Net (loss) income	$(4,452,305)	$2,384,729	$(3,064,787)
Basic net (loss) income per share applicable to common stockholders	$(0.09)	$0.04	$(0.08)
Diluted net (loss) income per share applicable to common stockholders	$(0.09)	$0.04	$(0.08)
Weighted average common stock outstanding (basic)	52,187,144	49,348,033	40,431,073
Weighted average common stock outstanding (diluted)	52,187,144	52,167,492	40,431,073

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc. consolidated statements of comprehensive (loss) income

	Year ended December 31,
	2012	2011	2010

Net (loss) income	$(4,452,305)	$2,384,729	$(3,064,787)
Foreign currency translation adjustment	78,654	(13,129)	(27,600)
Total comprehensive (loss) income	$(4,373,651)	$2,371,600	$(3,092,387)

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc. consolidated statements of cash flows

	Year ended December 31,
	2012	2011	2010

Cash flows from operating activities:
Net (loss) income	$(4,452,305)	$2,384,729	$(3,064,787)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based expense	1,075,079	555,882	739,992
Depreciation and amortization expense	2,831,379	2,416,873	1,769,650
Provision (recovery) for doubtful accounts	136,350	75,384	(36,703)
Deferred tax liability	(66,009)	—	—
Disposal of property and equipment	86,388	—	—
Expensing of deferred IPO costs	2,346,210	—	—
Software license impairment charge	—	—	1,108,514
Accrued insurance proceeds	(100,000)	—	—
Non-cash interest expense on convertible debt	—	254,636	808,193
Non-cash interest expense on term debt	—	—	295,743
Warrant expense	—	14,928	89,741
Common stock issued for payment of account payable	—	20,000	—
Derecognition of note payable	—	(700,000)	—
Non-cash prepayment fee on conversion of convertible debt	—	601,318	—
Changes in operating assets and liabilities net of effects of acquisitions:
(Increase) decrease in settlement assets	(575,707)	118,448	(46,859)
Increase in accounts receivables, prepaid expenses and other current assets	(1,725,523)	(1,825,403)	(1,787,798)
Increase in software licenses	—	—	(80,209)
(Increase) decrease in security deposits and other assets	(11,575)	32,051	52,247
Increase in accounts payable and accrued expenses	1,713,071	2,088,190	231,768
Increase (decrease) in due to merchants	409,076	(157,188)	201,103
Other	(65,018)	(13,128)	(1)
Net cash provided by operating activities	1,601,416	5,866,720	280,594
Cash flows from investing activities:
(Increase) decrease in restricted cash	(9,448)	90,042	—
Purchase of property and equipment	(269,557)	(161,705)	(300,540)
Capitalized software development	(1,360,091)	(1,862,653)	(1,970,349)
Purchase of intangible assets	(149,420)	(78,453)	(79,618)
Cash paid for business combination, net of cash acquired	(1,577,829)	—	—
Net cash used in investing activities	(3,366,345)	(2,012,769)	(2,350,507)
Cash flows from financing activities:
Proceeds from issuance of common stock	774,749	269,965	6,058,702
Principal payments on capital lease obligations	(324,795)	(284,682)	(187,144)
Payment of capital-raising expense	—	—	(343,969)
Repayment of long-term debt	—	—	(2,000,000)
Payment of IPO costs	(354,531)	(1,349,770)	—
Net cash provided by (used in) financing activities	95,423	(1,364,487)	3,527,589
Effect of exchange rate changes on cash and cash equivalents(*)	—	—	(27,600)
Net (decrease) increase in cash and cash equivalents	(1,669,506)	2,489,464	1,430,076
Beginning of period	7,671,963	5,182,499	3,752,423
End of period	$6,002,457	$7,671,963	$5,182,499
Supplemental disclosure:
Cash paid for:
Interest	$53,994	$64,462	$65,642
Income taxes	541,933	233,535	142
Non cash investing and financing activities:
Convertible debt converted to common stock	$—	$8,979,926	$—
Common stock issued to pay accrued interest	—	—	1,103,936
Common stock issued for BPS acquisition	1,596,862	—	—
Common stock issued for stock options and warrants exercised	13,335	354	19,661
Assets acquired under capital leases	530,984	349,484	223,965
Common stock issued for warrants exercised	—	—	2,000,000
Reduction of long-term debt through exercise of warrants	—	—	(2,000,000)
Accrued IPO costs	—	301,019	—

(*)                                 For the year ended December 31, 2012 and 2011, the effect of exchange rate changes on cash and cash equivalents was inconsequential.

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc. consolidated statements of changes in convertible preferred stock and stockholders’ (deficit) equity

	Convertible preferred stock $0.01 par value— 4,000,000 shares authorized as of December 31, 2009, 2010 and 2011 and 10,000,000 shares authorized as of December 31, 2012 Series A		Common stock $0.01 par value— 70,000,000 shares authorized as of December 31, 2009 and 2010 and 80,000,000 shares authorized as of December 31, 2011 and 250,000,000 shares authorized as of		Additional		Accumulated other		Total
	Shares	Shares par	December 31, 2012		paid-In		comprehensive	Accumulated	stockholders’
	issued	Value	Issued	Par value	capital	Warrants	(loss) gain	deficit	(deficit) equity
Balance—December 31, 2009	2,243,750	$22,438	39,170,213	$391,701	$73,969,455	$1,517,982	$—	$(76,780,881)	$(879,305)
Stock issued	—	—	5,357,897	53,579	6,765,090	—	—	—	6,818,669
Warrant exercised	—	—	1,526,718	15,267	1,984,733	—	—	—	2,000,000
Options exercised	—	—	13,668	137	(137)	—	—	—	—
Warrant expense	—	—	—	—	—	89,741	—	—	89,741
Stock-based expense	—	—	—	—	739,992	—	—	—	739,992
Cumulative translation adjustment	—	—	—	—	—	—	(27,600)	—	(27,600)
Net loss	—	—	—	—	—	—	—	(3,064,787)	(3,064,787)
Balance—December 31, 2010	2,243,750	22,438	46,068,496	460,684	83,459,133	1,607,723	(27,600)	(79,845,668)	5,676,710
Stock issued	—	—	4,484,776	44,848	9,811,033	—	—	—	9,855,881
Restricted stock issued	—	—	915,000	9,150	—	—			9,150
Warrants exercised	—	—	28,560	286	(286)	—	—	—	—
Options exercised	—	—	267,573	2,676	258,139	—	—	—	260,815
Warrant expense	—	—	—	—	—	14,928	—	—	14,928
Stock-based expense	—	—	—	—	555,882	—	—	—	555,882
Cumulative translation adjustment	—	—	—	—	—	—	(13,129)	—	(13,129)
Net income	—	—	—	—	—	—	—	2,384,729	2,384,729
Balance—December 31, 2011	2,243,750	22,438	51,764,405	517,644	94,083,901	1,622,651	(40,729)	(77,460,939)	18,744,966
Options exercised	—	—	488,513	4,885	769,864	—	—	—	774,749
Issuance of common shares—Acquisition of BPS	—	—	488,337	4,884	1,596,862	—	—	—	1,601,746
Stock-based expense	—	—	—	—	1,135,047	—	—	—	1,135,047
Warrants exercised	—	—	917,602	9,176	(9,176)	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	78,654	—	78,654
Net loss	—	—	—	—	—	—	—	(4,452,305)	(4,452,305)
Balance— December 31, 2012	2,243,750	$22,438	53,658,857	$536,589	$97,576,498	$1,622,651	$37,925	$(81,913,244)	$17,882,857

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

Notes to consolidated financial statements

1. Business description and basis of presentation

Business description

Planet Payment, Inc. together with its wholly owned subsidiaries (“Planet Payment,” the “Company,” “we,” or “our”) is a provider of international payment processing and multi-currency processing services. The Company provides its services to approximately 41,000 active merchant locations in more than 20 countries and territories across the Asia Pacific region, North America, the Middle East, Africa and Europe, primarily through its acquiring bank and processor customers, as well as through its own direct sales force. The Company’s point-of-sale and e-commerce services are integrated within the payment card transaction flow and enable its acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. The Company is a registered third party processor with the major card associations and operates in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

Company structure

Planet Payment was incorporated in the State of Delaware on October 12, 1999 as Planet Group Inc. and changed its name to Planet Payment, Inc. on June 18, 2007.

Since March 20, 2006, shares of the Company’s common stock have traded on the Alternative Investment Market of the London Stock Exchange, or AIM, under the symbols “PPT” and “PPTR.”  From November 19, 2008 until December 14, 2012, shares of our common stock were traded on the OTCQX under the symbol “PLPM.”  On December 17, 2012 shares of our common stock began trading on NASDAQ under the symbol “PLPM.”

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The accompanying consolidated financial statements include the accounts of Planet Payment, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

In October 2012, the east coast of the United States was hit by Hurricane Sandy, including the city of Long Beach, where the Company’s corporate offices are located.  The aftermath of this event caused temporary disruption to certain functions undertaken at that office and caused the Company to incur additional costs for repairs, temporary office space and other requirements to maintain or re-establish these functions.  While the Company insures against such property damage and business interruption risks, such insurance may not adequately compensate the Company for losses incurred.  For the year ended December 31, 2012 the Company recorded a selling, general and administration expense of $0.1 million primarily related to disposal of property and equipment that was damaged in the hurricane which was offset by a pre-funding insurance reimbursement of $0.1 million.  Based on the information available we estimate that the future impact of such losses to be approximately $0.1 million.  At no time were any of the Company’s transaction processing functions or systems affected by the storm and accordingly none of the Company’s customers suffered any loss of transactions.

2. Summary of significant accounting policies

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

On an on-going basis, the Company evaluates its estimates, including those related to the accounts receivable allowance, recoverability of goodwill, intangibles and other long-lived assets, and other assets and liabilities; the useful lives of intangible assets, property and equipment, capitalized software development costs; assumptions used to calculate stock-based expense including volatility, expected life and forfeiture rate; and income taxes (including recoverability of deferred taxes), among others. The Company bases its estimates on historical experience and on other various assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue recognition

The Company derives revenue principally through fees earned under fixed contractual arrangements with customers who use our international payment and multi-currency processing services. The Company has two revenue streams:

Multi-currency processing services revenue

Multi-currency processing services revenue is the foreign currency transaction fee earned on processing and converting of a credit or debit card transaction from one currency into another currency. Multi-currency transaction processing services revenue is recognized upon settlement of the transaction.

Payment processing services revenue

The Company follows the requirements of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, included in the Revenue Recognition Topic of ASC topic 605, in determining its payment processing services revenue reporting. Generally, where the Company has merchant portability, credit risk and ultimate responsibility for the merchant, revenue is reported at the time of settlement on a gross basis equal to the full amount of the discount charged to the merchant. This amount may include interchange paid to card issuing banks and assessments paid to payment card associations.

Payment processing services revenue is transaction based and priced either as a fixed fee per transaction or calculated based on a percentage of the transaction value. The fees are charged for processing services provided in facilitating the sale of goods and services by means of credit, debit and prepaid cards and other electronic payments and do not include the gross sales price paid by the ultimate buyer. Payment processing services revenue is recognized upon settlement of the transaction.

Our revenue is presented net of a provision for sales credits, which is estimated based on historical results and established in the period in which services are provided. As of the periods presented, there were no such provisions.

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturity of three months or less.

Restricted cash

Restricted cash is primarily held by either processing partners where the Company holds a share of underwriting risk and for other potential liabilities under processing or by the Company on behalf of an automated clearing house, or ACH, transaction processing customer. The restricted cash balance related to the ACH transaction processing customer represents a contractual requirement with a sponsor bank to hold three times the daily average of the last thirty days of transactions. The long-term portion of restricted cash is contractually required to be held by some of the Company’s processing partners and will remain restricted as long as the associated contracts are effective. As such, the Company classifies these portions as long-term.

Translation of non-U.S. currencies

The translation of assets and liabilities denominated in foreign currency into U.S. Dollars is made at the prevailing rate of exchange at the balance sheet date. Revenue and expenses are translated at the average exchange rates during the period. Translation adjustments are reflected in accumulated other comprehensive (loss) income on our consolidated balance sheets, while gains and losses resulting from foreign currency transactions are included in our consolidated statements of operations. Amounts resulting from foreign currency transactions included in our statement of operations were not material for the three years ended December 31, 2012.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments due to the Company. The amount of the allowance is based on historical experience and our analysis of the accounts receivable balance outstanding. While credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required which would result in an additional expense in the period that this determination was made. As of December 31, 2012 and 2011, the Company has included an allowance for doubtful accounts of approximately $1.5 million and $1.4 million, respectively.

Software licenses impairment

In the fourth quarter of 2010, due to the Company’s unsuccessful efforts to sell software licenses previously purchased for resale, management determined that the underlying undiscounted cash flow projections did not support the recorded value of the asset and the entire asset balance of $1.1 million was written off to cost of revenue for the year ended December 31, 2010.

Property, equipment and depreciation

Property and equipment are stated at cost less accumulated depreciation, which is provided for by charges to income over the estimated useful lives of the assets using the straight-line method. Maintenance and repairs, which do not improve or extend the useful life of the respective asset, are charged to operating expenses as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

Software development costs and amortization

The Company capitalizes costs of materials, consultants and payroll and payroll-related costs incurred by employees involved in developing internal use computer software. Costs incurred during the preliminary project and post-implementation stages are charged to processing and service costs, which are included in cost of revenue as incurred. Software development costs are amortized to processing and service costs, which are included in cost of revenue on a straight-line basis over estimated useful lives of approximately three to five years. The Company performs periodic reviews to ensure that unamortized software costs remain recoverable from future cash flows. Capitalized software development costs, net, were $4.8 million and $5.0 million as of December 31, 2012 and 2011, respectively. Amortization expense totaled $1.7 million, $1.5 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Goodwill, intangibles and long-lived assets

The Company records as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired. Other acquired intangible assets, which primarily include identifiable acquired technology, is being amortized on a straight-line basis over five years, which approximates the pattern in which the assets are expected to be utilized, over their estimated useful lives.

The Company performs reviews to determine if the carrying value of its goodwill is impaired. The Company reviews goodwill for impairment at least annually during the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. The Company reviews goodwill for impairment utilizing either a qualitative assessment or a two-step process. If the Company decides that it is appropriate to perform a qualitative assessment and conclude that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. For reporting units where the Company performs the two-step process, the first step requires us to estimate the fair value of each reporting unit and compare that fair value to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired and no further evaluation is necessary. If the carrying value is higher than the estimated fair value, there is an indication that impairment may exist and the second step is required. In the second step, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment charge.

For reporting units where the Company decides to perform a qualitative assessment, management assesses and makes judgments regarding a variety of factors which potentially impact the fair value of a reporting unit, including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, our financial performance and trends, our strategies and business plans, capital requirements, management and personnel issues, and the Company’s stock price, among others. Management then considers the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect a reporting unit’s fair value or the carrying amount of its net assets, to reach a qualitative conclusion regarding whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount.

For reporting units where the Company performs the two-step process, it may utilize a combination of the following approaches to assess fair value: (a) an income based approach, using projected discounted cash flows, (b) a market based approach, using multiples of comparable companies, and (c) a transaction based approach, using multiples for recent acquisitions of similar businesses made in the marketplace.

The Company’s estimate of fair value of each reporting unit may be based on a number of subjective factors, including: (a) appropriate consideration of valuation approaches (income approach, comparable public company approach, and comparable transaction approach), (b) estimates of future cost structure, (c) discount rates for estimated cash flows, (d) selection of peer group companies for the public company and the market transaction approaches, (e) required levels of working capital, (f) assumed terminal value, and (g) time horizon of cash flow forecasts.

The entire goodwill balance as of December 31, 2012 is attributable to the acquisition of Branded Payment Solutions Ltd (BPS). The Company did not record any impairment of goodwill for the three years ended December 31, 2012.

The Company evaluates long-lived assets, including property and equipment, capitalized software and finite-lived intangible assets for potential impairment on an individual asset basis or at the lowest level asset grouping for which cash flows can be separately identified. Long-lived asset impairments are assessed whenever changes in circumstances could indicate that the carrying amounts of those productive assets exceed their projected undiscounted cash flows. When it is determined that impairment exists, the related asset group is written down to its estimated fair market value. The determination of future cash flows and the estimated fair value of long-lived assets, involve significant estimates on the part of management. In order to estimate the fair value of a long-lived asset, the Company may engage a third party to assist with the valuation. The Company did not record any impairment of long-lived assets for the year ended December 31, 2012.

The Company’s process for assessing potential triggering events may include, but is not limited to, analysis of the following:

•                  any sustained decline in the Company’s stock price below book value;

•                 results of the Company’s goodwill impairment test;

•                  sales and operating trends affecting products and groupings;

•                  the impact of current and future operating results;

•                  any losses of key acquired customer relationships; and

•                  changes to or obsolescence of acquired technology, data, and trademarks.

The Company also evaluates the remaining useful life of its long-lived assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period.

Deferred initial public offering (“IPO”) costs

Deferred IPO costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through an IPO. Future costs related to the Company’s IPO activities will be deferred until the completion of the IPO, at which time they will be reclassified to additional paid-in capital as a reduction of the IPO proceeds. If the Company terminates its plan for an IPO, any deferred costs would be expensed at that time.

In connection with the preparation of the financial statements as of and for the periods ended September 30, 2012 the Company determined that it is likely that its IPO will be postponed for a period in excess of 90 days and as a result deemed it to be an aborted offering in accordance with the guidance set forth in ASC 340-10-S99-1. During the three months ending September 30, 2012, the Company expensed previously deferred IPO costs of $2.3 million associated with our registration statement on Form S-1 as well as any IPO costs incurred in the third quarter to selling, general and administrative expenses.  The total amount of the third quarter expense was $2.6 million.

Due to merchants

Due to merchants represents funds collected on behalf of all the Company’s acquired merchants using the iPAY gateway ACH product or funds collected on behalf of directly acquired merchants as security deposits. The ACH funds are generally held for an average of three days before payment to the merchant.

Income taxes

The Company accounts for income taxes on the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in results of operations in the period during which the tax change occurs. The Company’s operations are conducted in various geographies with different tax rates. As the Company’s operations evolve this may impact the Company’s future effective tax rate.

The Company assesses whether it is necessary to establish a valuation allowance to reduce the deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s process includes evaluating both positive (for example, sources of taxable income) and negative (for example, historical losses) evidence and determining whether it is more likely than not that the deferred tax assets will not be realized.

ASC topic 740-10, Accounting for Income Taxes, prescribes a comprehensive model for how companies should recognize, measure, present, and disclose uncertain tax positions taken or expected to be taken on a tax return. The company shall initially and subsequently measure such tax positions as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The Company has reviewed and evaluated the relevant technical merits of each of its tax positions, for all periods presented, and determined that there are no uncertain tax positions that would have a material impact on the financial statements of the Company.

Concentration of credit risk

The Company’s assets that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and receivables from clients. The Company places its cash, cash equivalents, and restricted cash with financial banking institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company also maintains cash balances at foreign banking institutions, which are not insured by the FDIC. As of December 31, 2012 and 2011, the Company’s uninsured cash balances totaled $5.3 million and $6.8 million, respectively.

The Company maintains an allowance for uncollectible accounts receivable based on expected collectability and perform ongoing credit evaluations of customers’ financial condition.

The Company’s accounts receivable concentrations of 10% and greater are as follows:

	As of December 31,
	2012	2011

Customer A	26%	35%
Customer B*	14	20
Customer C	11	14

*                                         Customer B is a sponsoring bank for certain merchants within the Company’s payment processing services. Customer B serves as an aggregator of merchant transactions and therefore, there is a concentration risk relating to receivables. However, revenues are generated from individual merchants that individually do not exceed 10% of the Company’s revenue.

The Company’s revenue concentrations of 10% and greater are as follows:

	Year ended December 31,
	2012	2011	2010

Customer A	23%	28%	30%
Customer C	17	12

Net (loss) income per share

The Company computes net (loss) income per share in accordance with Financial Accounting Standards Board (“FASB”) ASC 260, Earnings per Share (“ASC topic 260”). Under ASC topic 260, securities that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities and should be included in the two-class method of computing earnings per share. The Company’s preferred stockholders are entitled to participate in dividends and earnings when, and if, dividends are declared on the common stock. As such, the Company calculates net (loss) income per share using the two-class method. The two-class method is an earnings formula that treats a participating security as having rights to dividends that otherwise would have been available to common and preferred stockholders based on their respective rights to receive dividends. Losses are not allocated to the preferred stockholders for computing net loss per share under the two-class method because the preferred stockholders do not have contractual obligations to share in the losses of the Company.

Basic earnings per share is calculated by dividing net (loss) income, adjusted for amounts allocated to participating securities under the two-class method, if applicable, by the weighted average number of common stock outstanding during the period.

Diluted earnings per share is calculated by dividing net (loss) income by the weighted average number of shares of the Company’s common stock outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes (i) all stock options and warrants which are in the money are exercised at the beginning of the period and (ii) each issue or series of issues of potential common stock are considered in sequence from the most dilutive to the least dilutive. That is, dilutive potential common stock with the lowest “earnings add-back per incremental share” shall be included in dilutive earnings per share before those with higher earnings add back per incremental share. For this purpose potential dilutive common stock include the stock options, warrants, shares of preferred stock and convertible debt.

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Year ended December 31,
	2012	2011	2010

Numerator:
Net (loss) income	$(4,452,305)	$2,384,729	$(3,064,787)
Amounts allocated to participating preferred stockholders under the two-class method	—	(283,154)	—
Net (loss) income applicable to common stockholders (basic and dilutive)	$(4,452,305)	$2,101,575	$(3,064,787)
Denominator:
Weighted average common stock outstanding (basic)	52,187,144	49,348,033	40,431,073
Common equivalent shares from options and warrants to purchase common stock	—	2,819,459	—
Weighted average common stock outstanding (diluted)(1)	52,187,144	52,167,492	40,431,073
Basic net (loss) income per share applicable to common stockholders	$(0.09)	$0.04	$(0.08)
Diluted net (loss) income per share applicable to common stockholders(1)	$(0.09)	$0.04	$(0.08)

(1)                                 In accordance with ASC 260-10-45-48 for the year ended December 31, 2012 and 2011, the Company has excluded 915,000 contingently issued restricted shares from diluted weighted average common stock outstanding as the contingent compensation (a) have not been satisfied at the reporting date nor (b) would have been satisfied if the reporting date was at the end of the contingency period.

The following table sets forth the weighted securities outstanding that have been excluded from the diluted net (loss) income per share calculation because the effect would have been anti-dilutive:

	Year ended December 31,
	2012	2011	2010

Stock options	8,528,816	170,543	7,264,204
Warrants	2,055,722	182,539	3,661,083
Convertible debt(1)	—	1,316,071	4,049,776
Convertible preferred stock(1)	6,851,144	6,851,144	6,851,144
Total antidilutive securities	17,435,682	8,520,297	21,826,207

(1)                                 Diluted net income per share increases when the convertible debt and convertible preferred stock are included in the required sequence in the diluted earnings per share computation. As such both the convertible debt and convertible preferred stock are excluded from the computation of diluted earnings per share for the year ended December 31, 2011.  In April 2011, the convertible debt holders converted their entire holdings.

Stock-based expense and assumptions

Stock-based expense is measured at the grant date based on fair value and recognized as an expense over the requisite service period, net of an estimated forfeiture rate.

The following summarizes stock-based expense recognized by income statement classification:

	Year ended December 31,
	2012	2011	2010

Processing and service costs	$262,775	$135,444	$211,582
Selling, general and administrative expenses	872,272	435,366	618,151
Total stock-based expense	$1,135,047	$570,810	$829,733

The following summarizes stock-based expense recognized by type:

	Year ended December 31,
	2012	2011	2010

Stock options	$1,135,047	$555,882	$739,992
Warrants(1)	—	14,928	89,741
Total stock-based expense	$1,135,047	$570,810	$829,733

(1)                                 For the periods indicated in the table above, the Company issued warrants as a partial payment for legal services rendered.

For the year ended December 31, 2012 stock-based option expense includes $0.1 million of capitalized stock-based compensation.  Capitalized stock-based compensation for 2011 and 2010 was immaterial.

A summary of the unamortized stock-based expense and associated weighted average remaining amortization periods for stock options and warrants is presented below:

	As of December 31, 2012		As of December 31, 2011
	Unamortized stock-based expense	Weighted average remaining amortization period (in years)	Unamortized stock-based expense	Weighted average remaining amortization period (in years)

Stock options	$1,383,725	1.80	$786,668	1.69
Warrants	—	—	—	—

Stock-based expense assumptions and vesting requirements

Determining the appropriate fair value model and calculating the fair value of options and warrants require the input of highly subjective assumptions, including the expected life, expected stock price volatility, and the number of expected options and warrants that will be forfeited prior to the completion of the vesting requirements. The Company uses the Black-Scholes Option Pricing Model to value its options and warrants.

The Company accounts for warrants issued to non-employees as expense at their fair value over the service period. Warrants issued to non-employees vest immediately upon issuance and are not required to be revalued.

Expected life

Due to the Company’s limited public company history, the expected life for the Company’s options granted was determined based on the “simplified” method under the provisions of ASC 718-10, Compensation—Stock Compensation. The expected life of warrants granted was determined based on the warrants contractual life.

Expected stock price volatility

Due to the Company’s limited public company history, expected stock price volatility prior to December 31, 2011 was determined based upon the expected volatility of similar entities whose shares are publicly traded and have trading history commensurate with the expected life.

For options and warrants granted after January 1, 2012, the Company began estimating its expected volatility using a time-weighted average of its historical volatility in combination with the historical volatility of similar entities whose common shares are publicly traded.

Risk-free interest rate and dividend yield

The risk-free interest rates used for the Company’s options and warrants granted were the U.S. Treasury zero-coupon rates for bonds matching the expected life of an option or warrant on the date of grant.

The expected dividend yield is not applicable to any options or warrants granted as the Company has not paid any dividends and intends to retain any future earnings for use in its business.

Vesting requirements

Options granted to employees generally vest 1/3rd of the amount of shares subject to each option on each 12-month anniversary from the vesting commencement date over a three year period and expire ten years from the grant date.

A director’s annual grant vests and becomes exercisable as to 1/12th of the shares each month from the vesting commencement date. A director’s initial grant vests and becomes exercisable as to 1/3rd of the shares on the 12-month anniversary from the vesting commencement date and then 1/36th of the shares each month thereafter, such that the grant vests in full after three years. All directors’ options expire ten years from the grant date.

The Company’s 2000 Stock Incentive Plan allows for acceleration of the vesting of outstanding options granted upon the occurrence of certain events related to change of control, merger, and the sale of substantially all of our assets or liquidation of the company, at the discretion of the Company’s Board of Directors. The Company’s 2006 Equity Incentive Plan provides that if outstanding options are not assumed or replaced by a successor corporation, options shall immediately vest as to 100% of the shares at such time and on such conditions as the Company’s Board of Directors shall determine.  The Company’s 2012 Equity Incentive Plan provides that if outstanding options are not assumed or replaced by successor corporations options shall immediately vest as to 100% of the shares (and any applicable right of repurchase shall fully lapse prior to relevant event.)

Warrants are generally issued for services performed by third parties or investments and are generally fully vested at grant and generally expire over a period of five years.

Black-Scholes assumptions used for options and warrants

The fair market value of each option and warrant granted for all periods presented has been estimated on the grant date using the Black-Scholes Option Pricing Model with the following assumptions:

Year ended December 31,
	2012	2011	2010

Expected life (in years)	5.25 — 6.00	5.0 - 6.32	5.0 - 6.0
Expected volatility (percentage)	45.13 — 47.36	27.80 - 36.68	28.20 - 36.23
Risk-free interest rate (percentage)	0.91 — 1.39	1.58 - 2.72	1.59 - 3.04
Expected dividend yield	—	—	—

For all option grants our Board of Directors set the exercise price of stock options based on a price per share not less than the fair value of our common stock on the date of grant. Since our shares of common stock began trading on AIM in 2006 and until the Company’s shares of common stock began trading on NASDAQ, our Board of Directors determined that the fair value of the shares of common stock on the date of grant was the closing price of shares of our common stock that traded under the AIM symbol “PPTR.” The underlying security for all options and warrants issued prior to the effectiveness of our registration statement on Form S-8 was our common stock trading under “PPTR.”

Following the effectiveness of our Form 10 and Form S-8 our Board of Directors has determined that the fair value of the shares of common stock on the date of grant is the closing price of shares of our common stock that trade under the NASDAQ symbol “PLPM.” The underlying security for all issued and outstanding options and warrants is our common stock trading under “PLPM” / “PPT.”

Long-term incentive restricted stock agreement assumptions and vesting requirements

On July 26, 2011, the Company made a restricted stock grant of 915,000 shares of the Company’s common stock to Philip Beck, its Chairman of the Board, Chief Executive Officer and President, pursuant to a Long-Term Incentive Restricted Stock Agreement. The 915,000 shares vest in four separate tranches, each with a different long-term performance goal. The agreement provides that (1) upon a corporate transaction, certain unvested shares accelerate and become vested, and (2) upon Mr. Beck’s involuntary termination, certain unvested shares shall remain outstanding and become vested only at such time as the performance goals applicable to such unvested shares are satisfied. The performance goals for each tranche are outlined below:

•                  Tranche one (expires 12/31/2014): Performance condition award consisting of 305,000 shares that vest based upon the achievement of adjusted EBITDA (as will be defined in the Company’s earnings releases for the relevant periods) per fully diluted share greater than or equal to $0.36 per share for any fiscal year concluding after the date of the restricted stock grant and on or prior to the expiration date. The fair value of tranche one is $0.7 million.

•                  Tranche two (expires 12/31/2017): Performance condition award consisting of 47,000 shares that vest based upon the achievement of adjusted EBITDA (as will be defined in the Company’s earnings releases for the relevant periods) per fully diluted share greater than or equal to $0.64 per share for any fiscal year concluding after the date of the restricted stock grant and on or prior to the expiration date. The fair value of tranche two is $0.1 million.

•                  Tranche three (expires 12/31/2017): Performance condition award consisting of 469,000 shares that vest based upon the achievement of adjusted EBITDA (as will be defined in the Company’s earnings releases for the relevant periods) per fully diluted share greater than or equal to $0.71 per share for any fiscal year concluding after the date of the restricted stock grant and on or prior to the expiration date. The fair value of tranche three is $1.0 million.

•                  Tranche four (expires 12/31/2017): Market condition award consisting of 94,000 shares that vest based upon the fair market value of the Company’s stock being greater than or equal to $12.00 per share for 75 consecutive trading days in the United States for any period of time beginning after the date of the restricted stock grant and concluding on or prior to the expiration date. The fair value of tranche four is $5,600.

In accordance with ASC 718-10, the Company valued the performance condition and market condition awards using the Black-Scholes and binomial lattice models, respectively. The fair values of the performance condition awards are based upon the closing price of shares of the Company’s common stock that trade on AIM under the symbol “PPTR” on the date of grant. The total fair value of all three tranches of the performance condition awards is $1.8 million, of which no amounts have been expensed as it was not deemed probable that the performance conditions would be satisfied based on the financial assessment of December 31, 2012. The Company will reassess the probability of achieving each performance condition metric at each reporting period. The total fair value of the market condition award is $5,600. Given the inconsequential nature of the amount, the Company recorded the entire expense at the time of grant. The expense related to the market condition award is not reversed even if the market conditions are not satisfied.

The fair value of the market condition award has been estimated on the grant date using a binomial lattice-based valuation pricing model with the following assumptions:

July 26, 2011
Expected life (in years)	5.3
Expected volatility (percentage)	31.68
Risk-free interest rate (percentage)	2.04
Expected dividend yield	—

For further information on the Company’s equity plans, please refer to Notes 14 and 15.

Fair value measurements

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used to measure fair value are prioritized into a three-level fair value hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:

•                  Level 1 — Fair value measurements of the asset or liability using observable inputs such as quoted prices in active markets for identical assets and liabilities;

•                  Level 2 — Fair value measurements of the asset or liability using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

•                  Level 3 — Fair value measurements of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

The Company’s cash and cash equivalents balances are residing in cash operating accounts and are not invested in money market funds or an equivalent. The Company’s remaining asset and liability accounts are reflected in the consolidated financial statement at cost which approximates fair value because of the short-term nature of these items.

Derecogniton of note payable

In 2003, the Company entered into an agreement with First Horizon Merchant Services, Inc. (“FHMS”) and First Tennessee Bank National Association (“FTB”) and recorded a liability. Due to a breach of the contractual terms by FHMS and FTB, the Company did not believe it was liable to repay these amounts. As of March 31, 2011, the statute of limitations had expired on $0.66 million of the $0.7 million balance and as of September 30, 2011, the statute of limitations had expired on the remaining $40,000. For the year ended December 31, 2011, the Company recorded other income due to the derecognition of the note payable in the amount of $0.7 million.

Recent accounting pronouncements

In May 2011, the FASB issued guidance resulting in common fair value measurement disclosure requirements between US GAAP and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in US GAAP for measuring fair value and disclosing information about fair value measurements. Some of the requirements clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance were effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. This standard was effective for the Company beginning with the quarter ended March 31, 2012. The Company adopted this standard as of January 1, 2012. The adoption had no material impact on the consolidated financial statements.

In June 2011, the FASB issued an accounting pronouncement that provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions for this pronouncement were effective for the fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. This standard was effective for the Company beginning with the quarter ended March 31, 2012. The Company adopted this standard in the quarter ended March 31, 2012. As a result of adoption, the December 31, 2011, 2010 and 2009 consolidated financial statements have been retrospectively adjusted to reflect the Company’s adoption of the two-statement approach.

In December 2011, the FASB issued accounting standards update ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in Accounting Standards Update 2011-05, Comprehensive Income (FASB ASC Topic 220): Presentation of Comprehensive Income. The provisions for this update were effective for the fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. This standard was effective for the Company beginning with the three months ended March 31, 2012. As noted above, the Company adopted ASU No. 2011-05 as of January 1, 2012.

3. Branded Payment Solutions Acquisition

On May 23, 2012, the Company acquired all of the outstanding shares of Branded Payment Solutions Limited (“BPS”) for a purchase price of approximately $3.4 million consisting of approximately $1.8 million in cash and $1.6 million in equity or 488,337 shares of Common Stock of $0.01 par value each of Planet Payment, Inc. issued to the BPS shareholders. Of the 488,337 consideration shares, 72,887 (valued on the date of closing at $0.2 million) are subject to certain technology development milestones. The fair value of the shares was determined on the date of closing and will not change. The Company believes that it is probable that the technology milestones will be achieved.

The acquisition of BPS expands the scope of the Company’s global technology solutions. Planet Payment currently interfaces with the merchant’s point of sale through its proprietary, currency-neutral, payment processing technology platform, but does not provide applications on the point of sale. With the acquisition of BPS, the Company will be able to implement new and innovative solutions that can sit alongside and communicate with existing point of sale applications. In addition, BPS operates a prepaid debit card program in Europe targeted at shopping malls and other private label initiatives.

The Company expensed approximately $0.1 million of professional fees associated with the acquisition for the year ended December 31, 2012, which is classified in selling, general and administrative expenses.

This business combination resulted in the total purchase price being allocated on a preliminary basis to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition with the remaining unallocated purchase price recorded as goodwill as follows:

Current assets	$818,601
Property and equipment	29,758
Non-current assets	113,603
Developed technology	2,796,411
Goodwill	335,791
Total assets acquired	4,094,164
Total liabilities assumed	(672,684)
Net assets acquired	$3,421,480

Included in current assets is approximately $0.2 million of cash acquired.

The amount allocated to developed technology (the acquired intangible asset) is $2.8 million. The fair values assigned to developed technology was determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. The acquired identifiable intangible assets are being amortized on a straight-line basis over five years, which approximates the pattern in which the assets are utilized, over their estimated useful lives.

Goodwill represents the excess of the purchase price over the fair values of the acquired net tangible and intangible assets. In accordance with the provisions of ASC 350, goodwill is not amortized but will be tested for impairment at least annually. The allocated value of goodwill of $0.3 million primarily relates to the anticipated synergies resulting from adding BPS to our current products and the acquired workforce. The goodwill amount has been assigned to the payment processing services segment. Neither the acquired goodwill nor intangible assets are deductible for tax purposes.

The liabilities assumed includes a $0.3 million deferred tax liability that relates primarily to the future amortization of acquired intangibles offset by a $0.2 million deferred tax asset that relates primarily to acquired net operating loss carryovers.

The purchase price allocations for the BPS acquisition are provisional and are based on the information that was available as of the acquisition date to estimate the fair values of assets acquired and liabilities assumed. The purchase price allocation for this acquisition as reported as of December 31, 2012 represents the Company’s best estimates of the fair values and was based upon the information available to us. The Company is gathering and reviewing additional information necessary to finalize the value assigned to the acquired assets and liabilities assumed, as well as acquired identified intangible assets and goodwill. Therefore, the provisional measurements of fair values reported as of December 31, 2012 are subject to change. The Company is expected to finalize the purchase price allocations as soon as practicable but no later than one year from the respective acquisition date.  During the three months ended December 31, 2012, the Company recorded an adjustment to decrease goodwill in the amount of $0.3 million, of which, $0.2 million relates to the finalization of pre-acquisition research and development credits calculation that BPS is entitled to receive.

The results of BPS were included in our consolidated statement of operations from the date of acquisition. BPS revenue and net loss from the date of acquisition through December 31, 2012, were $0.3 million and $1.1 million, respectively. On June 18, 2012, the name BPS was changed to Planet Payment Solutions Limited.

Unaudited Pro Forma Summary of Operations

The accompanying unaudited pro forma summary represents our consolidated results of operations as if the acquisition of BPS had been completed as of January 1, 2011. The unaudited pro forma financial information includes the accounting effects of the business combination, including adjustments to the amortization of intangible assets and professional fees associated with the acquisition. The unaudited pro forma results do not include any operating efficiencies or potential cost savings which may result from the business combination.  Accordingly, such unaudited pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results.

	Year ended December 31,
	2012	2011
Net revenue	$43,817,208	$47,688,000
Net (loss) income	(4,791,408)	3,130,964
Basic net (loss) income per share	(0.09)	0.06
Diluted net (loss) income per share	(0.09)	0.05

4. Property and equipment

Property and equipment, net consist of the following:

	Estimated useful life	As of December 31,
	(years)	2012	2011

Equipment	5	$923,356	$1,102,132
Computer hardware	5	1,688,262	1,292,504
Furniture and fixtures	5 - 7	72,155	77,779
Leasehold improvements	5 - 7	263,691	321,596
		2,947,464	2,794,011
Less: Accumulated depreciation and amortization		(1,551,310)	(1,570,449)
Property and equipment, net		$1,396,154	$1,223,562

Property and equipment depreciation and amortization expense is as follows:

	Year ended December 31,
	2012	2011	2010

Depreciation and amortization expense	$532,784	$656,837	$502,250

As of December 31, 2012, the Company disposed of $0.1 million of property and equipment, net that were destroyed by Hurricane Sandy.

As of December 31, 2011, the Company removed $1.0 million of fully depreciated assets that were determined to no longer be in service.

5. Goodwill and intangible assets

The changes in carrying amount of goodwill for the year ended December 31, 2012 is as follows:

Year ended December 31,
2012

Goodwill, gross, as of December 31, 2011	$—
Acquisition of BPS	335,791
Impact of change in Euro exchange rate	11,808
Accumulated impairment losses as of December 31, 2012	—
Goodwill, net, as of December 31, 2012	$347,599

The entire goodwill balance is assigned to the payment processing services segment.  As this is the reporting unit expected to benefit from the synergies of the combination.

Intangible assets are recorded at estimated fair value and are amortized ratably over their estimated useful lives to processing and service costs, which are included in cost of revenue.

At December 31, the gross book value, accumulated amortization and amortization periods of intangible assets were as follows:

	As of December 31, 2012			As of December 31, 2011			Amortization
	Gross book value	Accumulated amortization	Net book value	Gross book value	Accumulated amortization	Net book value	period (years)
Trademarks and patents	$917,456	$(258,325)	$659,131	$739,832	$(200,390)	$539,442	15
Technology	2,894,742	(351,018)	2,543,724	—	—	—	5
Customer contracts	867,354	(780,619)	86,735	867,354	(607,148)	260,206	5
Intangible assets, net	$4,679,552	$(1,389,962)	$3,289,590	$1,607,186	$(807,538)	$799,648

Amortization expense related to intangible assets is as follows:

	Year ended December 31,
	2012	2011	2010

Amortization expense	$569,721	$224,486	$217,011

Intangible amortization expense that will be charged to income for the subsequent five years and thereafter is estimated on the December 31, 2012 book value, as follows:

2013	$727,326
2014	636,097
2015	634,664
2016	634,375
2017	298,784
Thereafter	358,344
Total	$3,289,590

6. Long and short-term capital leases

Long and short-term capital leases consisted of the following:

	December 31,
	2012	2011

Capital leases to various lessors secured by financed equipment with interest rates ranging from 4.67% to 20.04%. Principal and interest are payable monthly through May 2016	$701,598	$495,987
Total long and short-term portions of capital leases	701,598	495,987
Less short-term portion capital leases	(337,588)	(247,257)
Long-term portion of capital leases	$364,010	$248,730

Interest expense by term debt component is as follows:

	Year ended December 31,
	2012	2011	2010

Inter-Atlantic Fund L.P. note payable (non-cash)	$—	$—	$295,743
Capital leases	55,699	64,462	65,257
Total term debt interest expense	$55,699	$64,462	$361,000

7. Convertible debt

In February 2007, in connection with a $7.6 million private placement, the Company issued a $5.0 million five-year term note convertible into 2,272,727 shares of common stock at a conversion price of $2.20 per share and issued $2.6 million or 1,141,491 new shares of common stock at a price of $2.28 per share. The $5.0 million note carried an annual interest rate of 9% and was convertible at any time at the option of the note holders or automatically upon the achievement by the Company of certain events, namely a qualified U.S. initial public offering or the achievement of certain liquidity and market value of shares of the Company’s common stock. At the Company’s election, interest payments were payable in the form of cash or common stock. Interest payments of $0.8 million through December 31, 2008 were not paid and added to the principal amount. Interest payments after December 31, 2008 were paid out in the form of common stock.

In April 2008, the Company issued a $3.0 million four-year term note convertible into 1,333,333 shares of common stock at a conversion price of $2.25 per share. The $3.0 million note carried an annual interest rate of 9% (payable semi-annually commencing June 30, 2008) and was convertible at any time at the option of the note holders or automatically upon the achievement by the Company of certain events, namely a qualified U.S. initial public offering or the achievement of certain liquidity and market value of shares of the Company’s common stock. At the Company’s election interest payments were payable in the form of cash or common stock. Interest payments of $0.2 million through December 31, 2008 were not paid and added to the principal amount. Interest payments after December 31, 2008 were paid out in the form of common stock.

In April 2011, the convertible debt holders converted their entire $9.0 million under convertible notes issued in 2007 and 2008 into an aggregate of 4,049,776 shares of common stock. In addition, we issued 127,318 shares of common stock valued at $0.3 million in lieu of cash payments for accrued interest and 297,682 shares of common stock valued at $0.6 million as a prepayment fee negotiated at the time of conversion. The shares issued for the accrued interest and the prepayment fee were valued at the average closing price of the Company’s common stock on AIM under the symbol “PPTR” during the period immediately prior to the conversion. For the year ended December 31, 2011, the Company recorded the prepayment fee as an “other” expense of $0.6 million, which is included in Other income, net on the Consolidated Statements of Operations.

Total interest expense related to convertible debt is as follows:

	Year ended December 31,
	2012	2011	2010

Convertible debt interest expense (non-cash)	$—	$254,636	$808,193

8. Commitments and contingencies

Operating leases

The Company leases office space and various office equipment under cancelable and noncancelable operating leases which expire on various dates through 2016. In general, leases relating to real estate include rent escalation clauses relating to increases in operating costs. Some leases also include renewal options of up to three years.

Operating lease expense is as follows:

	Year ended December 31,
	2012	2011	2010
Operating lease expense	$1,515,189	$1,396,122	$1,243,621

Future minimum rental payments under noncancelable operating leases are as follows:

Years ending December 31,
2013	$1,455,730
2014	1,013,123
2015	926,702
2016	877,000
2017	—
Thereafter	—
Total minimum lease payments	$4,272,555

Capital leases

The following is an analysis of the leased property under capital leases:

	December 31,
	2012	2011
Computer hardware	$882,246	$1,048,575
Less: Accumulated depreciation	(257,615)	(531,949)
Total capital leases, net	$624,631	$516,626

Future minimum rental payments under capital leases are as follows:

Years ending December 31,
2013	$376,336
2014	260,086
2015	116,969
2016	4,843
2017	—
Thereafter	—
Total minimum lease payments	758,234
Less: Amounts representing taxes, included in total minimum lease payments(*)	—
Net minimum lease payments	758,234
Less: Amounts representing interest payments	(56,636)
Present value of net minimum lease payments	$701,598

*                                         Tax amounts related to capital lease payments are inconsequential.

Acquiring bank sponsorship agreements

In order to offer merchant acquiring services for Visa, MasterCard and Discover transactions, the Company must be sponsored by a financial institution that is a principal member of the Visa, MasterCard and Discover networks.

The Company has entered into two acquiring bank sponsoring agreements expiring at various dates through 2016. The future minimum payments under those agreements are as follows:

Years ending December 31,
2013	$340,000
2014	300,000
2015	300,000
2016	25,000
2017	—
Thereafter	—
Total payments	$965,000

Employment agreements

Pursuant to employment agreements with certain employees, the Company had a commitment to pay severance of approximately $1.6 million and $1.8 million as of December 31, 2012 and 2011, respectively, in the event of termination without cause, as defined in the agreements. Additionally, in the event of termination upon a change of control, as defined in the agreements, the Company had a commitment to pay severance of approximately $1.9 million as of December 31, 2012 and 2011.

Contingent liabilities

In instances where the Company is acting as the merchant acquirer, the Company bears a risk that a merchant may engage in fraud by submitting for payment certain credit card transactions that may have been manipulated, are fictitious, or are otherwise not bona fide. Similarly, the Company bears the risk that a merchant becomes insolvent, owing money to cardholders. To the extent that such fraud or insolvency occurs in circumstances where the Company is liable to make good any resultant losses, this could affect the Company’s operating results and cash flows. The Company has required certain merchants to post cash reserves of approximately $0.2 million with the acquirer against such liabilities and has itself paid the acquirer a security deposit in connection therewith, as shown on the consolidated balance sheets. Under FASB ASC 460, Guarantees, the Company evaluates its ultimate risk and records an estimate of potential loss for chargeback’s related to merchant fraud based upon an assessment of actual historical fraud rates compared to recent bank card processing volume levels. No contingent liability has been recorded as of December 31, 2012, as the risk of material loss is considered remote. The Company monitors this contingent liability on a quarterly basis and will provide for a reserve if deemed necessary.

Outstanding litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company currently has no material legal proceedings pending against it. The Company has commenced proceedings in the United States against various parties seeking to recover receivables and other sums owed arising from breaches of contract and related wrongful acts and omissions. One such case was settled in 2010 resulting in proceeds of $0.5 million (before expenses). The net proceeds were recorded as an offset to operating expenses for the year ended December 31, 2010.

9. Convertible preferred stock

The preferred stock consists of 2,243,750 shares designated (and issued) as Series A Preferred Stock, and 1,756,250 shares which are undesignated (and unissued). Each issued share of Series A Preferred Stock is convertible into approximately 3.05 shares of common stock, for a total of 6,851,144 shares of common stock. Series A Preferred Stock may be converted into shares of common stock at any time at the election of the holder. In addition, all issued Series A Preferred Stock automatically convert into shares of common stock upon the consent of the holders of at least two-thirds of the voting power of the issued Series A Preferred Stock, or immediately prior to the closing of an initial public offering of common stock registered with the U.S. Securities and Exchange Commission in which the valuation of the Company is at least $50.0 million and the net proceeds of the offering are at least $25.0 million.

Upon the admission of the Company’s common stock to AIM in March 2006, substantially all of the rights, preferences and privileges of the Series A preferred stockholders, except for the liquidation preference, terminated. The only difference in rights between the Series A Preferred Stock and the common stock is the payment of a liquidation preference on the Series A Preferred Stock in the event of an acquisition, liquidation or winding up of the Company. “Acquisition” is defined for purposes of payment of the liquidation preference as a consolidation or merger (or similar transaction) of the Company with or into any other corporation or the sale of all of the capital stock of the Company, in each case where the shareholders immediately prior to such transaction fail to retain a majority voting power of the Company’s stock following such transaction, or a sale, lease, exclusive license or other disposition of all or substantially all of the Company’s assets. Upon such a liquidation event, each share of Series A Preferred Stock entitles its holder to receive an amount equal to the original purchase price for the Series A Preferred Stock prior to payment on the common stock. The aggregate liquidation preference for the Series A Preferred Stock is approximately $9.0 million. In the event of an acquisition of the Company, the holders of Series A Preferred Stock would be entitled to receive the first approximately $9.0 million of the purchase price. After payment of this liquidation preference, the remaining proceeds would be distributed pro rata among the holders of common stock. The Series A Preferred Stock otherwise has identical rights to common stock on an as converted basis, including with respect to voting and dividends.

10. Common stock

The common stockholders are entitled to a distribution of all remaining assets (which may be more or less than the original investment), on a proportionate basis, in the event of the dissolution or winding up of the Company, after payment of all liabilities of the Company and the liquidation preference of all series of preferred stock then outstanding. The common stock has no conversion or redemption rights. The common stock is entitled to one vote per share at all general meetings of the Company. The common stockholders are entitled to share in all dividends and distributions, which may be declared by the Company, on a proportionate basis with all other classes and series of stock outstanding.

On December 14, 2012 the Company filed an amended and restated certificate of incorporation increasing number of shares the Company authorized to issue to 250,000,000 common shares and 10,000,000 preferred shares.

During the year ended December 31, 2012 the Company issued 1,894,452 shares of common stock as follows:

Inter-Atlantic warrant exercise	917,602
Employee option exercises	488,513
Consideration shares upon acquisition of BPS	488,337
Total common stock issued	1,894,452

During the year ended December 31, 2011 the Company issued 5,695,909 shares of common stock as follows:

April 2011 debt conversion(1)	4,474,776
Restricted stock grant to Philip D. Beck(2)	915,000
Exercise of options and warrants	296,133
Other	10,000
Total common stock issued	5,695,909

(1)                                 In April 2011, the convertible debt holders converted the outstanding principal amount of $9.0 million under convertible notes issued in 2007 and 2008 into an aggregate of 4,049,776 shares of common stock. In addition, the Company issued 127,318 shares of common stock valued at $0.3 million in lieu of cash payments for accrued interest and 297,682 shares of common stock valued at $0.6 million as a prepayment fee negotiated at the time of conversion. The shares issued for the accrued interest and the prepayment fee were valued at the average closing price of the Company’s common stock on AIM under the symbol “PPTR” during the 10 trading day period ending two days prior to the conversion.

(2)                                 Please Refer to Note 2, Stock-based expense and assumptions, for further information regarding the restricted stock grant to Philip D. Beck.

During the year ended December 31, 2010 the Company issued 6,898,283 shares of common stock as follows:

October 22, 2010 private placement(3)	4,500,000
Exercise of options and warrants(4)	1,540,386
Payment of accrued interest on convertible debt(5)	602,272
Payment of interest on term debt(6)	255,625
Total common stock issued	6,898,283

(3)                                 On October 22, 2010 the Company completed a private placement of 4,500,000 new shares of common stock at a price of $1.34 per share raising approximately $6.03 million (before expenses). The shares of common stock were issued to institutional investors. The net proceeds of the private placement provided additional working capital and were used to pay off term debt.

(4)                                 The Company issued 1,526,718 new shares of common stock upon the exercise of warrants for $2.0 million and repaid in cash the $2.0 million balance of principal on the term debt, which was discharged as of November 30, 2010. Refer to Note 6 for further information.

(5)                                 During the year ended December 31, 2010, the Company issued 602,272 new shares of common stock, in payment of $0.8 million of accrued interest on convertible debt.

(6)                                 During the year ended December 31, 2010, the Company issued 255,625 new shares of common stock, in payment of $0.3 million of accrued interest on term debt.

11. Related party transactions

The Company incurred the following amounts to companies that are principally owned by executives, directors or stockholders of the Company or their families:

	Year ended December 31,
	2012	2011	2010

Rent	$500,785	$487,677	$493,037
Consulting and professional fees	132,103	74,246	21,291

Rent was paid to BDP Realty Associates LLC a company in which the CEO has a 1/3 interest.

Consulting and professional fees were paid to a professional services company where a family member of the CEO has a substantial interest but the CEO does not have any financial interest in such company.

12.  Accrued expenses

The following are the components of accrued expenses:

	As of December 31,
	2012	2011

Gift card liabilities	$778,237	$—
Professional fees	1,095,526	107,134
Bonus	852,274	1,224,929
Other (*)	2,572,752	1,150,192
Total accrued expenses	$5,298,789	$2,482,255

(*) No amounts included in “other” exceed 5% of total current liabilities.

13. Income taxes

The components of the Company’s (loss) income before provision for income taxes by jurisdiction are as follows:

	Year ended December 31,
	2012	2011	2010
United States	$(6,307,445)	$(1,570,453)	$(5,159,617)
Outside United States	2,002,251	4,287,085	2,098,049
(Loss) before provision for income taxes, net	$(4,305,194)	$2,716,632	$(3,061,568)

The components of the provision for income taxes are as follows:

	Year ended December 31,
	2012	2011	2010
Current tax:
United States—Federal	$—	$—	$—
United States—State and local	11,056	5,111	3,219
Outside United States	417,837	326,792	—
Total current tax	428,893	331,903	3,219
Deferred tax:
United States—Federal	—	—	—
United States—State and local	—	—	—
Outside United States	(281,782)	—	—
Total deferred tax	(281,782)	—	—
Provision for income taxes, net	$147,111	$331,903	$3,219

For 2012, the provision for income taxes of $0.1 million related primarily to foreign entities. The Company has tax attribute carryforwards in its federal, state and foreign jurisdictions.  Based on all available evidence, it is not more likely than not that the Company would realize the benefit from $29.2 million of the deferred tax assets. Therefore, a valuation allowance of $29.2 million is recorded and a deferred tax benefit of $0.2 million is recorded.  The Company has recorded a tax benefit for tax attribute carryforwards in the jurisdictions in which there is sufficient positive evidence that the deferred tax asset will be realized, resulting in a net deferred tax asset of $0.2 million.

For 2011, the current tax provision of $0.3 million related primarily to foreign entities. The Company has tax attribute carryforwards in its federal, state and foreign jurisdictions that based on all available evidence it is not more likely than not that the Company would realize the benefit from a significant portion of the deferred tax assets. Therefore, a full valuation allowance is recorded on these deferred tax assets and no deferred tax provision or benefit is recorded. There are no tax attribute carryforwards in the jurisdictions that are currently generating income.

For 2010, the Company had no material income tax expense. The Company has tax attribute carryforwards in its federal, state and foreign jurisdictions that based on all available evidence it is not more likely than not that the Company would realize the benefit from a significant portion of the deferred tax assets. Therefore, a full valuation allowance is recorded on these deferred tax assets and no deferred tax provision or benefit is recorded.

The table below shows reconciliation from the U.S. Federal statutory income rate of 34.0% to the effective income tax rate:

	Year ended December 31,
	2012	2011	2010
Federal statutory rate	34.0%	34.0%	34.0%
State tax (less than 0.2%)	—	—	—
Permanent differences	(4.8)	15.1	(12.2)
Foreign tax rates at rates different from U.S. rates	18.8	(48.9)	21.1
Valuation allowance	(51.4)	12.0	(43.0)
Total tax provision	(3.4)%	12.2%	(0.1)%

With few exceptions, the statute of limitations for the years 2008 and prior has expired. Earlier years related to certain foreign jurisdictions remain subject to examination. There are no income tax returns currently under examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and may make adjustments up to the amount of the net operating loss carry forward. As of December 31, 2012 and 2011, the Company has no significant uncertain tax positions and, therefore, has not recorded any significant liabilities, interest or penalties for uncertain tax positions. To the extent that the Company records any interest or penalties, these amounts will be recorded as part of the income tax provision. If the Company’s positions are sustained by the taxing authorities, there will be no impact to the Company’s income tax provision. There were no significant changes to the Company’s unrecognized tax benefits during the year ended December 31, 2012, and the Company does not anticipate any other significant changes to the unrecognized tax benefits during the next twelve months.

The components of deferred tax assets and liabilities are as follows:

	As of December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry-forwards	$26,186,094	$24,774,845
Stock options	3,312,860	2,658,836
Bonuses and salaries	279,424	217,447
Provision for doubtful accounts	492,002	502,957
Other	159,225	—
Total deferred tax assets	30,429,605	28,154,085
Less: Valuation allowance	(29,238,264)	(26,452,590)
Net deferred tax assets	1,191,341	1,701,495
Deferred tax liabilities:
Depreciation and amortization	(1,008,449)	(1,701,495)
Total deferred tax liabilities	(1,008,449)	(1,701,495)
Total deferred tax asset, net	$182,892	$—

As of December 31, 2012, the Company has available federal net operating loss carryforwards of $70.5 million, state net operating loss carryforwards, primarily New York State, of $24.8 million, and various foreign net operating loss carryforwards, the most significant of which expire from 2020 through 2032.

The Company assesses the recoverability of its net operating loss carryforwards and other deferred tax assets and records a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. The Company continues to maintain the valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2012, the Company had a valuation allowance totaling $29.2 million against its deferred tax assets due to insufficient positive evidence, primarily consisting of historical losses within the taxing jurisdictions that have tax attributes and deferred tax assets.

14. Stock incentive plan

2000 Stock Incentive Plan

Options granted under the 2000 Stock Incentive Plan were all non-qualified stock options. As of December 31, 2012 and December 31, 2011, options to purchase 50,000 shares and 70,000 shares, respectively, were outstanding and no shares were available for future grant under the 2000 Stock Incentive Plan.

2006 Equity Incentive Plan

As of December 31, 2012 and December 31, 2011, 9,494,355 shares were reserved for issuance under the Plan. As of December 31, 2012 and December 31, 2011, 915,000 restricted shares have been issued (see Note 2 (Summary of significant accounting policies—long-term incentive restricted stock agreement assumptions and vesting requirements)) and no options have been issued below fair value. As of December 31, 2012 and December 31, 2011, zero shares and 2,325,866 shares, respectively, of common stock were available for future issuance under the Plan.

2012 Equity Incentive Plan

The Company’s 2012 Equity Incentive Plan, which authorizes the issuance of an aggregate of 5,000,000 shares plus (i) any shares available for issuance under the 2006 Equity Incentive Plan, which was terminated upon the effective date of the 2012 Plan, and (ii) any shares subject to outstanding options under the 2000 Stock Incentive Plan and the 2006 Equity Incentive Plan which are forfeited, cancel or which expire. The number of shares of common stock reserved for issuance under the 2012 Plan will increase automatically on the first day of January of each of 2013 through 2016 by an amount equal to 4% of the number of shares of common stock outstanding on the preceding December 31, unless the Board elects to authorize a lesser number of shares in any given year.  As of December 31, 2012 6,656,328 shares were reserved for issuance under the Plan.

A summary of stock option activity for the year ended December 31, 2012 is as follows:

	Number of options	Weighted-average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of December 31, 2011	7,776,948	$2.27	5.48	$1,752,732
Options granted	1,550,000
Options exercised	(488,513)
Options cancelled	(708,961)
Options forfeited	(77,001)
Outstanding as of December 31, 2012	8,052,473	$2.34	5.46	9,221,448
Options exercisable as of December 31, 2012	6,363,090	2.30	5.27	7,529,114
Vested and expected to vest as of December 31, 2012	8,003,616	2.34	5.97	9,173,064

The following table provides additional information pertaining to the Company’s stock options:

	Year ended December 31,
	2012	2011	2010
Weighted-average grant date fair value for options granted during the period	$1.20	$0.70	$0.74
Total fair value of options vested during the period	1,126,087	549,802	537,199
Total intrinsic value of options exercised during the period	360,371	348,153	12,583

The exercise prices range from $1.20 to $4.00 for stock options outstanding and exercisable as of December 31, 2012.

The aggregate intrinsic value of stock options outstanding, vested and unvested expected to vest, and exercisable, represent the total pre-tax intrinsic value, based on the closing price of $3.48 of PLPM as reported on NASDAQ on December 31, 2012 and $2.27 and $1.35 of PPTR as reported on AIM on December 31, 2011, and 2010, respectively.

Refer to Note 2 (Summary of significant accounting policies—Long-term incentive restricted stock agreement assumptions and vesting requirements) for further details regarding the restricted stock shares as of December 31, 2012.

2012 Employee Stock Purchase Plan

The Company’s 2012 Employee Stock Purchase Plan, which authorizes the issuance of an aggregate of 800,000 shares of common stock. The number of shares of common stock reserved for issuance under the 2012 Employee Stock Purchase Plan will increase automatically on the first day of January of each of 2013 through 2019 by an amount equal to 1% of the number of shares of common stock outstanding on the preceding December 31, unless the Board elects to authorize a lesser number of shares in any given year.  As of December 31, 2012 no shares are issued or outstanding under the 2012 Employee Stock Purchase Plan.

Under the Company’s 2012 Employee Stock Purchase Plan, eligible employees will be able to acquire shares of our common stock by accumulating funds through payroll deductions. The purchase price for shares of our common stock purchased under our 2012 Employee Stock Purchase Plan will be 85% of the lesser of the fair market value of our common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period.  The 2012 Employee Stock Purchase Plan will terminate on the tenth anniversary of the first purchase date, unless it is terminated earlier by our Board of Directors or as a result of the issuance of all of the shares of our common stock reserved for issuance under our 2012 Employee Stock Purchase Plan.

15. Warrants

Warrants granted are generally issued for services performed by third parties or investors.

A summary of warrant activity during the year ended December 31, 2012 is as follows:

	Number of warrants	Weighted-average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of December 31, 2011	2,108,575	$1.65	2.90	$1,956,140
Warrants granted	—	—
Warrants exercised	(917,602)	1.31
Warrants cancelled	(464,115)	1.31
Warrants forfeited	—	—
Outstanding as of December 31, 2012	726,858	2.29	1.26	1,236,845
Warrants exercisable as of December 31, 2012	726,858	2.29	1.26	1,236,845
Vested and expected to vest as of December 31, 2012	726,858	2.29	1.26	1,236,845

The exercise prices range from $0.25 to $5.50 for warrants outstanding and exercisable as of December 31, 2012.

	Year ended December 31,
	2012	2011	2010

Weighted-average grant date fair value for warrants granted during the period	$—	$2.83	$1.41
Total fair value of warrants vested during the period	—	11,254	33,776
Total intrinsic value of warrants exercised during the period	2,376,589	26,975	77,795

On December 17, 2012, Inter-Atlantic Fund L.P. exercised its warrant in accordance with its terms and as a result, 917,602 new shares of common stock were issued to Inter-Atlantic. The warrant was net exercised under which 464,115 shares subject to the warrant were cancelled as payment for the shares being issued.

The aggregate intrinsic value of warrants outstanding, vested and unvested expected to vest, and exercisable, represent the total pre-tax intrinsic value, based on the closing price of $3.48 of PLPM as reported on NASDAQ on December 31, 2012 and $2.27, and $1.35 of PPTR as reported on AIM on December 31, 2011, and 2010, respectively.

16. Retirement plan

All U.S. employees are eligible to participate in a 401(k) plan which covers U.S. employees meeting certain age requirements in accordance with section 401(k) of the Internal Revenue Code. Under the provisions of the 401(k) plan, the Company has the ability to make matching contributions equal to a percentage of the employee’s voluntary contribution, as well as a non-elective contribution. From the inception of the 401(k) plan the Company has not made a contribution of any type.

17. Segment information

General information

The segment and geographic information provided in the table below is being reported consistent with the Company’s method of internal reporting. Operating segments are defined as components of an enterprise for which separate financial information is available and which is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s CEO or chief operating decision maker (CODM), reviews net revenue and gross profit by service by geographical region. The Company operates in two reportable segments multi-currency processing services and payment processing services.

Information about revenue, profit and assets

The CODM evaluates performance and allocates resources based on the net revenue and gross profit of each segment. For purposes of analyzing segments, gross profit of the multi-currency processing services segment is equal to net revenue, while the gross profit for the payment processing services segment includes net revenue of the segment less the cost of revenue component “processing services fees”, which may include interchange and card network fees and assessments. Net revenue and gross profit by geographical region is based upon where the transaction originated. Lastly, the Company does not evaluate performance or allocate resources using segment asset data. Long-lived assets are primarily located in North America and Europe and as of December 31, 2012 and 2011, long-lived asset amounts are $9.8 million and $7.0 million, respectively.

The Company conducts its business primarily in three geographical regions: Asia Pacific (“APAC”), North America, and Central Europe, Middle East and Africa (“CEMEA”). The following table provides revenue concentration by geographic region. Analysis of revenue by segment and geographical region and reconciliations to consolidated revenue and gross profit are as follows:

	Year ended December 31,
	2012	2011	2010

Net Revenue:
APAC	$16,248,880	$18,337,513	$15,198,058
North America	5,000,064	3,991,374	2,647,547
CEMEA	7,558,146	4,909,875	127,632
Total multi-currency processing services revenue	28,807,090	27,238,762	17,973,237
Payment processing services revenue	14,770,926	14,619,404	12,579,927
Net revenue	$43,578,016	$41,858,166	$30,553,164
Gross Profit:
APAC	$16,248,880	$18,337,513	$15,198,058
North America	5,000,064	3,991,374	2,647,547
CEMEA	7,558,146	4,909,875	127,632
Total multi-currency processing services gross profit	28,807,090	27,238,762	17,973,237
Payment processing services gross profit	3,827,636	2,942,392	2,528,287
Total gross profit	$32,634,726	$30,181,154	$20,501,524

Payment processing service revenue and gross profit is the result of transactions that primarily originated in North America and no individual merchant of the payment processing segment was greater than 10% of segment revenue.

Concentration of revenue by customer by geographical region:

	Year ended December 31,
	2012	2011	2010

Multi-currency processing services revenue:
APAC:
Customer A	62%	63%	61%
Customer D	12	13	13
North America:
Customer E	18	11	24
Customer F	44	54	25
Customer G	11	21	34
CEMEA:
Customer C	97	100	82

Planet Payment, Inc.

Schedule II — Valuation and qualifying accounts

Description	Balance at beginning of period	Additions charged to expenses	Deductions	Other adjustments	Balance at end of period
As of December 31, 2012:
Allowance for doubtful accounts	$1,415,638	$65,623	$—	$2,826	$1,484,087
Deferred tax valuation allowance(1)	26,452,590	2,845,531	(59,857)	—	29,238,264
As of December 31, 2011:
Allowance for doubtful accounts	$1,354,694	$60,944	$—	$—	$1,415,638
Deferred tax valuation allowance(2)	26,326,256	1,218,415	(1,092,081)	—	26,452,590
As of December 31, 2010:
Allowance for doubtful accounts (3)	$1,891,397	$—	$(536,703)	$—	$1,354,694
Deferred tax valuation allowance (4)	25,102,856	1,618,532	(395,132)	—	26,326,256

(1)           For the year ended December 31, 2012, the deferred tax valuation allowance was increased by $2.8 million consisting of an increase of $1.1 million due to the Company’s net operating losses, an increase of $0.7 million due to an increase in stock options and salaries and bonuses, and $1.0 million due to a reduction in the deferred tax liability related to depreciation and amortization that resulted in more deferred tax valuation allowance recorded.

(2)           For the year ended December 31, 2011, the deferred tax valuation allowance was increased by $1.2 million consisting of an increase of $0.9 million due to the Company’s net operating losses and an increase of $0.3 million due to an increase in stock options and salaries and bonuses. For the year ended December 31, 2011, the deferred tax valuation allowance also decreased by $1.1 million, consisting of an increase of $0.9 million in the deferred tax liability related to depreciation and amortization and a reduction in the allowance for doubtful accounts of $0.2 million that resulted in less deferred tax valuation allowance recorded.

(3)           For the year ended December 31, 2010, the decrease to the allowance for doubtful accounts is primarily due to the recovery of previously reserved receivables.

(4)           For the year ended December 31, 2010, the deferred tax valuation allowance was increased by $1.6 million, primarily as a result of an increase due to the Company’s net operating losses. For the year ended December 31, 2010, the deferred tax valuation allowance also decreased by $0.4 million, primarily as a result of an increase in the deferred tax liability related to depreciation and amortization that resulted in less deferred tax valuation allowance recorded.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the period covered by this report and concluded that, because of the material weakness in our internal control over financial reporting in accounting for income taxes, our disclosure controls and procedures were not effective as of the period covered by this report. Notwithstanding the material weakness in our internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the audited consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Exemption from Management’s Report on Internal Control over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

We have adopted a code of ethics that applies to all of our directors, officers and employees. We have made the code of ethics available, free of charge, on our website at www.planetpayment.com.

ITEM 11.                 EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

PART IV

ITEM 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)                                 The following documents are filed as a part of this Annual Report on Form 10-K:

1.              Financial Statements:

2.              Financial Statement Schedule:

Page
Schedule II—Valuation and Qualifying Accounts	101

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes to Consolidated Financial Statements under Item 8.

3.              Exhibits:

See Exhibit Index following the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Planet Payment, Inc.

Date:	March 25, 2013	By:	/s/ PHILIP D. BECK
Philip D. Beck
Chairman of the Board of Directors,
Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Philip D. Beck, Chairman and Graham N. Arad, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip D. Beck	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 25, 2013
Philip D. Beck

/s/ Robert J. Cox III	Senior Vice President, Chief Financial Officer and Treasurer	March 25, 2013
Robert J. Cox III
(Principal Financial Officer and Principal Accounting Officer)

/s/ Graham N. Arad	Director, Senior Vice President and General Counsel	March 25, 2013
Graham N. Arad

/s/ Lady Barbara Judge	Director	March 25, 2013
Lady Barbara Judge

/s/ Jonathan Kaiden	Director	March 25, 2013
Jonathan Kaiden

/s/ Shane H. Kim	Director	March 25, 2013
Shane H. Kim

/s/ Cameron R. M. McColl	Director	March 25, 2013
Cameron R. M. McColl

Exhibit Index

		Incorporated by reference
Exhibit number	Description of exhibit	Form	File no.	Exhibit	Filing date	Filed herewith
3.1	Form of Restated Certificate of Incorporation of the Registrant	10	001-35699	3.2	10/10/2012
3.2	Form of Restated Bylaws of the Registrant	S-1	333-175705	3.4	1/31/2012
4.1	Form of Registrant’s common stock certificate.	10	001-35699	4.1	10/25/2012
4.2	Registration Rights Agreement, dated November 10, 2004, as amended, by and among Registrant and certain security holders of the Registrant.	S-1	333-175705	4.2	7/21/2011
4.3	Form of Warrant Agreement to purchase shares of Registrant’s common stock.	S-1	333-175705	4.3	7/21/2011
10.1	Form of Indemnification Agreement.	S-1	333-175705	10.1	7/21/2011
10.2	2000 Stock Incentive Plan and forms of stock option agreement and stock option exercise agreement.	S-1	333-175705	10.2	7/21/2011
10.3	2006 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement.	S-1	333-175705	10.3	7/21/2011
10.4	2012 Equity Incentive Plan, and forms of notice of stock option award and stock option award agreement, notice of restricted stock award and restricted stock agreement, notice of stock appreciation right award and stock appreciation right award agreement, and notice of restricted stock unit award and restricted stock unit award agreement.	10	001-35699	10.4	10/10/2012
10.5	2012 Employee Stock Purchase Plan, and form of subscription agreement.	10	001-35699	10.5	10/10/2012
10.6	Offer letter, dated November 8, 2009, by and between the Registrant and Robert J. Cox III.	S-1	333-175705	10.6	7/21/2011
10.7	Offer letter, dated October 30, 2006, by and between the Registrant and Kieth W. Flaherty.	S-1	333-175705	10.7	7/21/2011
10.8	Offer letter, dated October 21, 2003, by and between the Registrant and Alan M. Lubitz.	S-1	333-175705	10.8	7/21/2011
10.9	Executive Retention Agreement, dated February 9, 2010, by and between the Registrant and Philip D. Beck.	S-1	333-175705	10.9	7/21/2011
10.10	Executive Retention Agreement, dated February 9, 2010, by and between the Registrant and Graham N. Arad.	S-1	333-175705	10.10	7/21/2011
10.11	Executive Retention Agreement, dated November 9, 2009, by and between the Registrant and Robert J. Cox III.	S-1	333-175705	10.11	7/21/2011

		Incorporated by reference
Exhibit number	Description of exhibit	Form	File no.	Exhibit	Filing date	Filed herewith
10.12	Agreement of Lease, dated August 15, 2005, by and between the Registrant and BDP Realty Associates, LLC.	S-1	333-175705	10.12	7/21/2011
10.13†	Service Agreement, dated March 10, 2008, as amended, by and between Planet Payment (Hong Kong) Ltd and Global Payments Asia-Pacific Processing Company Limited.	S-1	333-175705	10.13	12/13/2011
10.14†	Service Agreement, dated November 1, 2007, by and between Planet Payment (Hong Kong) Ltd and Global Payments Asia Pacific Processing Company Limited and subsequently assigned to Global Payments Asia-Pacific (Shanghai) Limited.	S-1	333-175705	10.14	12/13/2011
10.15†	Service Agreement, dated October 20, 2009, by and between Planet Payment (Hong Kong) Ltd and Global Payments Asia-Pacific Processing Company Limited.	S-1	333-175705	10.15	12/13/2011
10.16†	Multi-Currency Processing Agreement, dated January 10, 2010, by and among the Registrant, Planet Payment (Hong Kong) Ltd and Network International, LLC.	S-1	333-175705	10.16	12/13/2011
10.17	Long-Term Incentive Restricted Stock Agreement, dated July 26, 2011, by and between the Registrant and Philip D. Beck.	S-1	333-175705	10.17	1/31/2012
21.1	List of Subsidiaries of the Registrant.	S-1	333-175705	21.1	8/21/2012
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on page 105)					X
31.1	Certification of Philip D. Beck, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Robert J. Cox III, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Philip D. Beck, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by reference
Exhibit number	Description of exhibit	Form	File no.	Exhibit	Filing date	Filed herewith
32.2	Certification of Robert J. Cox III, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS††	XBRL Instance Document					X
101.SCH††	XBRL Taxonomy Schema Linkbase Document					X
101.CAL††	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF††	XBRL Taxonomy Definition Linkbase Document					X
101.LAB††	XBRL Taxonomy Labels Linkbase Document					X
101.PRE††	XBRL Taxonomy Presentation Linkbase Document					X

†  Portions of have been granted confidential treatment by the SEC

†† Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or the Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections