Form 10-Q
period 2013-03-31
Planet Payment Inc
filed 2013-05-13
CIK 1362925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 001-35699

PLANET PAYMENT, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4084693
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

670 Long Beach Boulevard Long Beach, New York	11561
(Address of Principal Executive Offices)	(Zip Code)

(516) 670-3200

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒  No

As of April 30, 2013 there were 53,719,297 shares of the registrant’s common stock outstanding.

Planet Payment, Inc.

Report on Form 10-Q

For the Quarterly Period Ended March 31, 2013

Planet Payment®, PAY® and Pay in Your Currency® are registered trademarks of Planet Payment and our logo is an additional trademark of Planet Payment. All other service marks, trademarks and tradenames appearing in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Planet Payment, Inc. Condensed Consolidated Balance Sheets

	As of March 31,	As of December 31,
	2013	2012
	(unaudited)
Current assets:
Cash and cash equivalents	$5,237,140	$6,002,457
Restricted cash	1,737,403	2,517,616
Accounts receivable, net of allowances of $0.1 million as of March 31, 2013 and $1.5 million December 31, 2012	5,364,010	5,585,815
Prepaid expenses and other assets	2,180,636	2,395,137
Total current assets	14,519,189	16,501,025
Other assets:
Restricted cash	669,406	669,406
Property and equipment, net	1,901,938	1,396,154
Software development costs, net	4,819,969	4,776,320
Intangible assets, net	3,057,554	3,289,590
Goodwill	337,159	347,599
Security deposits and other assets	460,644	338,408
Total other assets	11,246,670	10,817,477
Total assets	$25,765,859	$27,318,502
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$991,880	$889,118
Accrued expenses	3,630,890	5,298,789
Due to merchants	1,715,819	2,546,140
Current portion of capital leases liability	354,086	337,588
Total current liabilities	6,692,675	9,071,635
Long-term liabilities:
Long-term portion of capital leases liability and other long-term liabilities	551,494	364,010
Total long-term liabilities	551,494	364,010
Total liabilities	7,244,169	9,435,645
Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock— 10,000,000 shares authorized as of March 31, 2013 and December 31, 2012, $0.01 par value: Series A— 2,243,750 issued and outstanding as of March 31, 2013 and December 31, 2012; $8,975,000 aggregate liquidation preference	22,438	22,438
Common stock—250,000,000 shares authorized as of March 31, 2013 and December 31, 2012, $0.01 par value, and 53,706,947 and 53,658,857 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	537,070	536,589
Additional paid-in capital	99,577,471	99,199,149
Accumulated other comprehensive (loss) gain	(73,961)	37,925
Accumulated deficit	(81,541,328)	(81,913,244)
Total stockholders’ equity	18,521,690	17,882,857
Total liabilities and stockholders’ equity	$25,765,859	$27,318,502

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc. Condensed Consolidated Statements of Operations (unaudited)

	Three months ended March 31,
	2013	2012
Revenue:
Net revenue	$12,086,063	$11,680,936
Operating expenses:
Cost of revenue:
Payment processing services fees	2,802,289	2,783,591
Processing and service costs	3,175,647	2,730,829
Total cost of revenue	5,977,936	5,514,420
Selling, general and administrative expenses	5,722,684	5,270,048
Total operating expenses	11,700,620	10,784,468
Income from operations	385,443	896,468
Other (expense) income:
Interest expense	(13,146)	(14,220)
Interest income	212	171
Total other expense, net	(12,934)	(14,049)
Income before provision for income taxes	372,509	882,419
Provision for income taxes	(593)	(95,272)
Net income	$371,916	$787,147
Basic net income per share applicable to common stockholders	$0.01	$0.01
Diluted net income per share applicable to common stockholders	$0.01	$0.01
Weighted average common stock outstanding (basic)	52,779,130	51,782,902
Weighted average common stock outstanding (diluted)	54,806,026	54,259,500

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc. Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31,
	2013	2012

Net income	$371,916	$787,147
Foreign currency translation adjustment	(111,886)	13,473
Total comprehensive income	$260,030	$800,620

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc. Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$371,916	$787,147
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option expense	258,929	224,392
Depreciation and amortization expense	735,606	620,620
Provision for doubtful accounts	160,893	26,711
Loss on disposal of equipment	2,950	—
Changes in operating assets and liabilities
Decrease (increase) in settlement assets	780,213	(164,716)
Decrease in accounts receivables, prepaid expenses and other current assets	143,279	414,406
Increase in security deposits and other assets	(90,102)	(4,146)
Decrease in accounts payable, accrued expenses and other long-term liabilities	(1,590,373)	(612,054)
(Decrease) increase in due to merchants	(830,321)	205,391
Other	(19,876)	13,068
Net cash (used in) provided by operating activities	(76,886)	1,510,819
Cash flows from investing activities:
Insurance proceeds	100,000	—
Decrease in restricted cash	—	53,311
Purchase of property and equipment	(405,739)	(53,674)
Capitalized software development	(375,066)	(418,527)
Purchase of intangible assets	(22,701)	(21,951)
Net cash used in investing activities	(703,506)	(440,841)
Cash flows from financing activities:
Proceeds from issuance of common stock	106,250	41,989
Principal payments on capital lease obligations	(91,175)	(105,614)
Payment of IPO costs	—	(103,980)
Net cash provided by (used in) financing activities	15,075	(167,605)
Effect of exchange rate changes on cash and cash equivalents(*)	—	—
Net (decrease) increase in cash and cash equivalents	(765,317)	902,373
Beginning of period	6,002,457	7,671,963
End of period	5,237,140	8,574,336
Supplemental disclosure:
Cash paid for:
Interest	$14,454	$14,811
Income taxes	103,227	110,030
Non cash investing and financing activities:
Assets acquired under capital leases	$115,032	$171,380
Accrued capitalized hardware, software and fixed assets	197,445	—
Capitalized stock-based compensation	13,624	—
Accrued IPO Costs	—	111,806

(*)                                 For the three months ended March 31, 2013 and 2012, the effect of exchange rate changes on cash and cash equivalents was inconsequential.

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Business description and basis of presentation

Business description

Planet Payment, Inc. together with its wholly owned subsidiaries (“Planet Payment,” the “Company,” “we,” or “our”) is a provider of international payment processing and multi-currency processing services. The Company provides its services to approximately 42,000 active merchant locations in more than 20 countries and territories across the Asia Pacific region, North America, the Middle East, Africa and Europe, primarily through its acquiring bank and processor customers, as well as through its own direct sales force. The Company’s point-of-sale and e-commerce services are integrated within the payment card transaction flow and enable its acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. The Company is a registered third party processor with the major card associations and operates in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

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

Basis of presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying condensed consolidated financial statements include the accounts of Planet Payment, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

As of March 31, 2013 the Company wrote-off a previously fully reserved trade receivable in the amount of $1.4 million.

Unaudited consolidated interim financial information

The accompanying unaudited condensed consolidated interim financial statements as of March 31, 2013 and for the periods ended March 31, 2013 and 2012 have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the statement of operations, financial position and cash flows. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the interim periods ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  The December 31, 2012 balance sheet information has been derived from the audited financial statements at that date. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulation of the Securities and Exchange Commission (SEC).

2. Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board issued an update to existing guidance on the presentation of comprehensive income. This update requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income (AOCI) by component. For significant items reclassified out of AOCI to net income in their entirety during the reporting period, companies must report the effect on the line items in the statement where net income is presented. For significant items not reclassified to net income in their entirety during the period, companies must provide cross-references in the notes to other disclosures that already provide information about those amounts. The Company adopted this update effective January 1, 2013 and it did not have a material impact on the Company’s condensed consolidated financial statements.

3. Hurricane Sandy

In October 2012, the East Coast of the United States was hit by Hurricane Sandy, including the city of Long Beach, where the Company’s corporate offices are located. For the three months ended March 31, 2013 the Company recorded capital additions related to Hurricane Sandy of approximately $0.5 million primarily related to leasehold improvements, furniture and fixtures and computer hardware.  During the second quarter of 2013 (through date of filing) the Company received $0.3 million in insurance proceeds which will be recorded as a gain in that period.  Based on information currently available the Company does not expect future write-offs or losses related to Hurricane Sandy.

4. Concentration of credit risk

The Company’s assets that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and receivables from clients. The Company places its cash, cash equivalents, and restricted cash with financial banking institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company also maintains cash balances at foreign banking institutions, which are not insured by the FDIC. As of March 31, 2013 and December 31, 2012 the Company’s uninsured cash balances totaled $4.5 million and $5.3 million, respectively.

The Company maintains an allowance for uncollectible accounts receivable based on expected collectability and performs ongoing credit evaluations of customers’ financial condition.

The Company’s accounts receivable concentrations of 10% and greater are as follows:

	As of March 31, 2013	As of December 31, 2012
Customer A	23%	26%
Customer B (*)	14	14
Customer C	12	11
Customer D	14

(*)                                 Customer B is a sponsoring bank for certain merchants within the Company’s payment processing services. Customer B serves as an aggregator of merchant transactions and therefore, there is a concentration risk relating to receivables.  However, revenues are generated from individual merchants that individually do not exceed 10% of the Company’s revenue.

The Company’s revenue concentrations of 10% and greater are as follows:

	Three months ended March 31,
	2013	2012
Customer A	20%	23%
Customer C	17	20

5. Net income per share

The Company computes net income per share in accordance with Financial Accounting Standards Board (“FASB”) ASC 260, Earnings per Share (“ASC topic 260”). Under ASC topic 260, securities that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities and should be included in the two-class method of computing earnings per share. The Company’s preferred stockholders are entitled to participate in dividends and earnings when, and if, dividends are declared on the common stock. As such, the Company calculates net income per share using the two-class method. The two-class method is an earnings formula that treats a participating security as having rights to dividends that otherwise would have been available to common and preferred stockholders based on their respective rights to receive dividends. Losses are not allocated to the preferred stockholders for computing net loss per share under the two-class method because the preferred stockholders do not have contractual obligations to share in the losses of the Company.

Basic earnings per share is calculated by dividing net income, adjusted for amounts allocated to participating securities under the two-class method, if applicable, by the weighted average number of common stock outstanding during the period.

Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes (i) all stock options and warrants which are in the money are exercised at the beginning of the period and (ii) each issue or series of issues of potential common stock are considered in sequence from the most dilutive to the least dilutive. That is, dilutive potential common stock with the lowest “earnings add-back per incremental share” shall be included in dilutive earnings per share before those with higher earnings add back per incremental share. For this purpose potential dilutive common stock include the stock options, warrants and shares of preferred stock.

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended March 31,
	2013	2012
Numerator:
Net income	$371,916	$787,147
Amounts allocated to participating preferred stockholders under the two-class method	(42,722)	(93,406)
Net income applicable to common stockholders (basic and diluted)	$329,194	$693,741
Denominator:
Weighted average common stock outstanding (basic)	52,779,130	51,782,902
Common equivalent shares from options and warrants to purchase common stock	2,026,896	2,476,598
Weighted average common stock outstanding (diluted) (1)	54,806,026	54,259,500
Basic net income per share applicable to common stockholders	$0.01	$0.01
Diluted net income per share applicable to common stockholders (1)	$0.01	$0.01

(1)           In accordance with ASC 260-10-45-48 for the three months ended March 31, 2013 and 2012, the Company has excluded 915,000 contingently issued restricted shares from diluted weighted average common stock outstanding as the contingent compensation (a) have not been satisfied at the reporting date nor (b) would have been satisfied if the reporting date was at the end of the contingency period.

The following table sets forth the weighted average securities outstanding that have been excluded from the diluted net income per share calculation because the effect would have been anti-dilutive:

	Three months ended March 31,
	2013	2012
Stock options	1,544,580	1,781,405
Warrants	163,941	182,539
Convertible preferred stock(1)	6,851,144	6,851,144
Total anti-dilutive securities	8,559,665	8,815,088

(1)          Diluted net income per share increases when convertible preferred stock is included in the required sequence in the diluted earnings per share computation. As such, convertible preferred stock is excluded from the computation of diluted earnings per share for the three months ended March 31, 2013 and 2012.

6. Stock-based expense and assumptions

Stock-based expense is measured at the grant date based on fair value and recognized as an expense over the requisite service period, net of an estimated forfeiture rate.

The following summarizes stock-based expense recognized by income statement classification:

	Three months ended March 31,
	2013	2012
Processing and service costs	$49,643	$80,781
Selling, general and administrative expenses	209,286	143,611
Total stock-based expense	$258,929	$224,392

7. Branded Payment Solutions Acquisition

On May 23, 2012, the Company acquired all of the outstanding shares of Branded Payment Solutions Limited (“BPS”) for a purchase price of approximately $3.4 million consisting of approximately $1.8 million in cash and $1.6 million in equity or 488,337 shares of Common Stock of $0.01 par value each of Planet Payment, Inc. issued to the BPS shareholders. Of the 488,337 consideration shares, 72,887 (valued on the date of closing at $0.2 million) are subject to certain technology development milestones. In May 2013 the contingent shares related to technology development milestones have been considered to be earned.

The Company expensed approximately $0.1 million of professional fees associated with the acquisition.

This business combination resulted in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition with the remaining unallocated purchase price recorded as goodwill as follows:

Current assets	$818,601
Property and equipment	29,758
Non-current assets	113,603
Developed technology	2,796,411
Goodwill	335,791

Total assets acquired	4,094,164
Total liabilities assumed	(672,684)

Net assets acquired	$3,421,480

Included in current assets is approximately $0.2 million of cash acquired.

The amount allocated to developed technology (the acquired intangible asset) is $2.8 million. The fair values assigned to developed technology was determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. The acquired identifiable intangible assets are being amortized on a straightline basis over five years, which approximates the pattern in which the assets are utilized over their estimated useful lives.

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

The results of BPS were included in our consolidated statement of operations from the date of acquisition.

8. Property and equipment

Property and equipment, net consist of the following:

	Estimated useful life (years)	As of March 31, 2013	As of December 31, 2012
Equipment	2 - 5	$927,012	$923,356
Computer hardware	3 - 5	1,863,187	1,688,262
Furniture and fixtures	5 - 7	163,891	72,155
Leasehold improvements	5 - 7	616,566	263,691
		3,570,656	2,947,464
Less: Accumulated depreciation and amortization		(1,668,718)	(1,551,310)
Property and equipment, net		$1,901,938	$1,396,154

Property and equipment depreciation and amortization expense is as follows:

	Three months ended March 31,
	2013	2012
Depreciation and amortization expense	$118,761	$139,753

9. Goodwill and intangible assets

The changes in carrying amount of goodwill for the three months ended March 31, 2013 is as follows:

Goodwill, gross, as of December 31, 2012	$347,599
Impact of change in Euro exchange rate	(10,440)
Accumulated impairment losses as of March 31, 2013	—
Goodwill, net, as of March 31, 2013	$337,159

The entire goodwill balance is assigned to the payment processing services segment as this is the reporting unit expected to benefit from the synergies of the combination.

Intangible assets are recorded at estimated fair value and are amortized ratably over their estimated useful lives to processing and service costs, which are included in cost of revenue.

The gross book value, accumulated amortization and amortization periods of intangible assets were as follows:

	As of March 31, 2013			As of December 31, 2012			Amortization
	Gross book	Accumulated	Net book	Gross book	Accumulated	Net book	period
	value	amortization	value	value	amortization	value	(years)
Trademarks and patents	$962,357	$(274,589)	$687,768	$917,456	$(258,325)	$659,131	15
Technology	2,807,799	(481,381)	2,326,418	2,894,742	(351,018)	2,543,724	5
Customer contracts	867,354	(823,986)	43,368	867,354	(780,619)	86,735	5
Intangible assets, net	$4,637,510	$(1,579,956)	$3,057,554	$4,679,552	$(1,389,962)	$3,289,590

Amortization expense related to intangible assets is as follows:

	Three months ended March 31,
	2013	2012
Amortization expense	$204,293	$56,977

10. Commitments and contingencies

Employment agreements

Pursuant to employment agreements with certain employees, the Company had a commitment to pay severance of approximately $1.6 million as of both March 31, 2013 and December 31, 2012 in the event of termination without cause, as defined in the agreements. Additionally, in the event of termination upon a change of control, as defined in the agreements, the Company had a commitment to pay severance of approximately $1.9 million as of March 31, 2013 and December 31, 2012.

Contingent liabilities

In instances where the Company is acting as the merchant acquirer, the Company bears a risk that a merchant may engage in fraud by submitting for payment certain credit card transactions that may have been manipulated, are fictitious, or are otherwise not bona fide. Similarly, the Company bears the risk that a merchant becomes insolvent, owing money to cardholders. To the extent that such fraud or insolvency occurs in circumstances where the Company is liable to make good any resultant losses, this could affect the Company’s operating results and cash flows. The Company has required certain merchants to post cash reserves of approximately $0.2 million with the acquirer against such liabilities and has itself paid the acquirer a security deposit in connection therewith, as shown on the consolidated balance sheets. Under FASB ASC 460, Guarantees, the Company evaluates its ultimate risk and records an estimate of potential loss for chargeback’s related to merchant fraud based upon an assessment of actual historical fraud rates compared to recent bank card processing volume levels. No contingent liability has been recorded as of March 31, 2013 and December 31, 2012, as the risk of material loss is considered remote. The Company monitors this contingent liability on a quarterly basis and will provide for a reserve if deemed necessary.

Outstanding litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company currently has no legal proceedings pending against it.

11. Related party transactions

The Company incurred the following amounts to companies that are principally owned by executives, directors or stockholders of the Company:

	Three months ended March 31,
	2013	2012
Rent	$77,630	$125,459
Consulting and professional fees	21,372	15,062

Rent was paid to BDP Realty Associates LLC a company in which the CEO has a 1/3 interest.

Consulting and professional fees were paid to a professional services company where a family member of the CEO has a substantial interest but the CEO does not have any financial interest in such company.

12. Accrued expenses

	As of March 31, 2013	As of December 31, 2012
Bonus	$962,849	$852,274
Professional fees	204,371	1,095,526
Gift card liabilities	159,437	778,237
Other (*)	2,304,233	2,572,752
Total accrued expenses	$3,630,890	$5,298,789

(*)  No amounts included in “other” exceed 10% of total current liabilities.

13. Segment information

General information

The segment and geographic information provided in the table below is being reported consistent with the Company’s method of internal reporting. Operating segments are defined as components of an enterprise for which separate financial information is available and which is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker, or CODM, reviews net revenue and gross profit by service by geographical region. The Company operates in two reportable segments; multi-currency processing services and payment processing services.

Information about revenue, profit and assets

The CODM evaluates performance and allocates resources based on net revenue and gross profit of each segment. For purposes of analyzing segments, gross profit of the multi-currency processing services segment is equal to net revenue less multi-currency cost of sales of $0.4 million which is included in “processing and services costs” for the three months ended March 31, 2013 and for the three months ended March 31, 2012 the amount of multi-currency cost of sales is immaterial , while the gross profit for the payment processing services segment includes net revenue of the segment less the cost of revenue component “payment processing services fees”, which may include interchange and card network fees and assessments. Net revenue and gross profit by geographical region is based upon where the transaction originated. Lastly, the Company does not evaluate performance or allocate resources using segment asset data. Long-lived assets are primarily located in North America and Europe and as of March 31, 2013 and December 31, 2012 long-lived asset amounts are $10.1 million and $9.8 million, respectively.

The Company conducts its business primarily in three geographical regions: Asia Pacific (“APAC”), North America, and Central Europe, Middle East and Africa (“CEMEA”). The following table provides revenue concentration by geographic region. Analysis of revenue by segment and geographical region and reconciliations to consolidated revenue and gross profit are as follows:

	Three months ended March 31,
	2013	2012
Net Revenue:
APAC	$3,716,672	$4,189,768
North America	1,461,101	969,585
CEMEA	2,652,956	2,363,272
Total multi-currency processing services revenue	7,830,729	7,522,625
Payment processing services revenue	4,255,334	4,158,311
Net revenue	$12,086,063	$11,680,936
Gross Profit:
APAC	$3,684,004	$4,189,768
North America	1,436,166	969,585
CEMEA	2,269,054	2,363,272
Total multi-currency processing services gross profit	7,389,224	7,522,625
Payment processing services gross profit	1,453,045	1,374,720
Total gross profit	$8,842,269	$8,897,345

Payment processing service revenue and gross profit is the result of transactions that primarily originated in North America and no individual merchant of the payment processing segment was greater than 10% of segment revenue.

Concentration of revenue by customer by geographical region:

	Three months ended March 31,
	2013	2012
Multi-currency processing services revenue:
APAC:
Customer A	66%	63%
Customer E		13
North America:
Customer F	28	16
Customer G	36	53
Customer H		12
CEMEA:
Customer C	79	100
Customer I	21

*****

Item 2. Management’s discussion and analysis of financial condition and results of operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 25, 2013. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Business overview

We believe Planet Payment is a leading provider of international payment processing and multi-currency processing services. We provide our services to approximately 42,000 active merchant locations in more than 20 countries and territories across the Asia Pacific region, North America, the Middle East, Africa and Europe, primarily through our acquiring bank and processor customers, as well as through our own direct sales force. Our point-of-sale and e-commerce services help merchants sell more goods and services to consumers and enable our acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels.

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

We expect that our payment processing service fees, which primarily represent fees, interchange and assessments will continue to rise as our revenue from direct acquiring customers increases. We also expect that our processing and service costs, which include expenses related to running our platform infrastructure, and our selling, general and administrative expense will increase, but at a rate of increase that is less than the growth of our revenue due to the leverage in our business model.

Key metrics

Our management relies on certain performance indicators to manage and assess our business. The key performance indicators set forth below help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. We believe that improvements in these metrics will result in improvements in our financial performance over time. We monitor our non-GAAP financial measures and other business statistics as a measure of operating performance in addition to net income and the other measures included in our consolidated financial statements.

The following is a table consisting of non-GAAP financial measures and certain other business statistics that management monitors:

	Three months ended March 31,
	2013	2012
KEY METRICS:
Consolidated gross billings(1)	$32,501,926	$30,237,240
Adjusted EBITDA (non-GAAP)(2)	$1,379,978	$1,741,480
Capitalized expenditures	$1,129,607	$494,152
Total active merchant locations (at period end)	41,930	30,977
Multi-currency processing services key metrics:
Active merchant locations (at period end)(3)	22,503	17,209
Settled transactions processed(4)	3,043,970	2,976,916
Gross foreign currency mark-up(5)	$28,246,592	$26,078,929
Settled dollar volume processed(6)	$697,866,524	$683,434,508
Average net mark-up percentage on settled dollar volume processed(7)	1.12%	1.10%
Payment processing services key metrics:
Active merchant locations (at period end)(3)	19,447	13,782
Payment processing services revenue(8)	$4,255,334	$4,158,311

(1)                                 Represents gross foreign currency mark-up (see footnote 5) plus payment processing services revenue (see footnote 8).

(2)                                 We define Adjusted EBITDA as GAAP net income adjusted to exclude (1) interest expense, (2) interest income, (3) provision (benefit) for income taxes, (4) depreciation and amortization, (5) stock-based expense from options and warrants and (6) certain other items management believes affect the comparability of operating results. Please see “—Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

(3)                                 We consider a merchant location to be active as of a date if the merchant completed at least one revenue-generating transaction at the location during the 90-day period ending on such date. The total number of active merchant locations exceeds the total number of merchants, as merchants may have multiple locations. As of March 31, 2013 and 2012, there were 20 and 14 active merchant locations, respectively, which used both our multi-currency processing services and our payment processing services. These amounts are included in multi-currency and payment processing active merchant locations but are not included in total active merchant locations.

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

(7)                                 Represents the average net foreign currency mark-up percentage earned on settled dollar volume processed using our multi-currency processing services. The average net mark-up percentage on settled dollar volume processed is calculated by taking the reported total multi-currency processing services net revenue ($7.8 million and $7.5 million for the three months ended March 31, 2013 and 2012, respectively) and dividing by settled dollar volume processed (see footnote 6).

(8)                                 Represents revenue earned and reported on payment processing services.

Adjusted EBITDA

This discussion includes information about Adjusted EBITDA that is not prepared in accordance with GAAP. Adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. A reconciliation of this non-GAAP measure is included below.

Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income adjusted to exclude (1) interest expense, (2) interest income, (3) provision (benefit) for income taxes, (4) depreciation and amortization, (5) stock-based expense from options and warrants and (6) certain other items management believes affect the comparability of operating results.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net income, our most directly comparable financial measure in accordance with GAAP:

	Three months ended March 31,
	2013	2012
ADJUSTED EBITDA:
Net income	$371,916	$787,147
Interest expense	13,146	14,220
Interest income	(212)	(171)
Provision for income taxes	593	95,272
Depreciation and amortization	735,606	620,620
Stock-based expense	258,929	224,392
Adjusted EBITDA (non-GAAP)	$1,379,978	$1,741,480

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

• Payment processing services revenue.  Revenue derived from transaction fees earned on processing services provided in facilitating the sale of goods and services by means of credit and debit cards and other electronic payments and professional services fees related to the payment processing business.

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

Analysis of revenue by segment and geographical region:

	Three months ended March 31,
	2013	2012
Revenue:
APAC	$3,716,672	$4,189,768
North America	1,461,101	969,585
CEMEA	2,652,956	2,363,272
Total multi-currency processing services revenue	7,830,729	7,522,625
Payment processing services revenue	4,255,334	4,158,311
Net revenue	$12,086,063	$11,680,936

A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the three months ended March 31, 2013, subsidiaries of Global Payments, Inc. represented 20% and of our revenue, and Network International, LLC represented 17% of our revenue.

Operating expenses

Cost of revenue.    Cost of revenue primarily consists of two categories: (1) payment processing services fees, which includes payment processing transactions fees such as sponsorship fees, interchange and card association fees and assessments; and (2) processing and service costs, which include expenses related to multi-currency processing segment, running our platform infrastructure, including: internet connectivity, hosting and data storage expenses, amortization expense on acquired intangibles and capitalized software development costs, compensation and related benefits and a portion of general overhead expenses.

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

In October 2012, the East Coast of the United States was hit by Hurricane Sandy, including the city of Long Beach, where our corporate offices are located. For the three months ended March 31, 2013 we recorded capital additions related to Hurricane Sandy of approximately $0.5 million primarily related to leasehold improvements, furniture and fixtures and computer hardware.  During the second quarter of 2013 (through date of filing) we received $0.3 million in insurance proceeds which will be recorded as a gain in that period.  Based on information currently available, we do not expect future write-offs or losses related to Hurricane Sandy.

Critical accounting policies and estimates

Our management’s discussion and analysis of our financial condition and results of our operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenue, expenses and the disclosure of contingent liabilities.

Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates if unforeseen events occur or should the assumptions used in the estimation process differ from actual results. Management believes there have been no material changes to the critical accounting policies discussed in the section entitled “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board issued an update to existing guidance on the presentation of comprehensive income. This update requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income (AOCI) by component. For significant items reclassified out of AOCI to net income in their entirety during the reporting period, companies must report the effect on the line items in the statement where net income is presented. For significant items not reclassified to net income in their entirety during the period, companies must provide cross-references in the notes to other disclosures that already provide information about those amounts. We adopted this update effective January 1, 2013 and it did not have a material impact on our condensed consolidated financial statements.

Results of operations

The following table sets forth our condensed consolidated results of operations for the periods presented and as a percentage of our net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three months ended March 31,
	2013		2012
	$ amount	% of revenue	$ amount	% of revenue
Revenue:
APAC	$3,716,672	30.8%	$4,189,768	35.9%
North America	1,461,101	12.1	969,585	8.3
CEMEA	2,652,956	21.9	2,363,272	20.2
Total multi-currency processing services revenue	7,830,729	64.8	7,522,625	64.4
Payment processing services revenue	4,255,334	35.2	4,158,311	35.6
Net revenue	12,086,063	100.0	11,680,936	100.0
Operating expenses:
Cost of revenue:
Payment processing services fees	2,802,289	23.2	2,783,591	23.8
Processing and service costs	3,175,647	26.3	2,730,829	23.4
Total cost of revenue	5,977,936	49.5	5,514,420	47.2
Selling, general and administrative expenses	5,722,684	47.3	5,270,048	45.1
Total operating expenses	11,700,620	96.8	10,784,468	92.3
Income from operations	385,443	3.2	896,468	7.7
Other (expense) income:
Interest expense	(13,146)	(0.1)	(14,220)	(0.1)
Interest income	212	0.0	171	0.0
Total other (expense) income, net	(12,934)	(0.1)	(14,049)	(0.1)
Income from operations before provision for income taxes	372,509	3.1	882,419	7.6
Provision for income taxes	(593)	(0.0)	(95,272)	(0.8)
Net income	$371,916	3.1%	$787,147	6.8%

Comparison of the three months ended March 31, 2013 and 2012

Revenue

	Three months ended March 31,		Variance
	2013	2012	Amount	Percent
APAC	$3,716,672	$4,189,768	$(473,096)	(11)%
North America	1,461,101	969,585	491,516	51
CEMEA	2,652,956	2,363,272	289,684	12
Total multi-currency processing services revenue	7,830,729	7,522,625	308,104	4
Payment processing services revenue	4,255,334	4,158,311	97,023	2
Net revenue	$12,086,063	$11,680,936	$405,127	3

Net revenue increased $0.4 million, or 3%, to $12.1 million for the three months ended March 31, 2013 from $11.7 million for the three months ended March 31, 2012. The year over year increase in revenue is further described below.

Multi-currency processing services revenue

APAC multi-currency processing services revenue.  APAC multi-currency processing services revenue decreased $0.5 million, or 11%, to $3.7 million for the three months ended March 31, 2013 from $4.2 million for the three months ended March 31, 2012. The decrease in APAC multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three months ended March 31,		Variance
	2013	2012	Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	11,804	11,078	726	7%
APAC multi-currency processing settled transactions processed	1,298,779	1,449,565	(150,786)	(10)
APAC multi-currency processing gross foreign currency mark-up	$14,525,542	$14,910,579	$(385,037)	(3)
APAC multi-currency processing settled dollar volume processed	$344,210,148	$372,849,034	$(28,638,886)	(8)
APAC average net mark-up % on settled dollar volume processed	1.08%	1.12%	(0.04)%	(4)

The 8% decrease in settled dollar volume processed resulted in a $0.3 million decrease to revenue.  APAC multi-currency processing revenue was further decreased by a 4% decrease in our average net mark-up percentage on settled dollar volume processed, which resulted in a $0.2 million decrease to revenue.  The decrease in average net mark-up percentage on settled dollar volume processed was primarily due to re-pricing certain contracts that have been renewed on a long-term basis as well as the pricing mix of services during the period.

North America multi-currency processing services revenue.  North America multi-currency processing services revenue increased $0.5 million, or 51% to $1.5 million for the three months ended March 31, 2013 from $1.0 million for the three months ended March 31, 2012. The increase in North America multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three months ended March 31,		Variance
	2013	2012	Amount	Percent
North America multi-currency processing active merchant locations (at period end)	3,622	1,998	1,624	81%
North America multi-currency processing settled transactions processed	731,513	725,056	6,457	1
North America multi-currency processing gross foreign currency mark-up	$3,280,947	$2,561,285	$719,662	28
North America multi-currency processing settled dollar volume processed	$97,447,957	$80,010,326	$17,437,631	22
North America average net mark-up % on settled dollar volume processed	1.50%	1.21%	0.29%	24

The 22% increase in settled dollar volume processed resulted in a $0.3 million increase to revenue. North America multi-currency processing revenue was further impacted by a 24% increase in our average net mark-up percentage on settled dollar volume processed, which resulted in a $0.2 million increase to revenue. The primary reason for the increase in settled dollar volume processed was an increase in active North America merchant locations.

CEMEA multi-currency processing services revenue. CEMEA multi-currency processing services revenue increased $0.3 million, or 12% to $2.7 million for the three months ended March 31, 2013 from $2.4 million for the three months ended March 31, 2012. The increase in CEMEA multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three months ended March 31,		Variance
	2013	2012	Amount	Percent
CEMEA multi-currency processing active merchant locations (at period end)	7,077	4,133	2,944	71%
CEMEA multi-currency processing settled transactions processed	1,013,678	802,295	211,383	26
CEMEA multi-currency processing gross foreign currency mark-up	$10,440,103	$8,607,065	$1,833,038	21
CEMEA multi-currency processing settled dollar volume processed	$256,208,419	$230,575,148	$25,633,271	11
CEMEA average net mark-up % on settled dollar volume processed	1.04%	1.03%	0.01%	1

The 11% increase in settled dollar volume processed resulted in a $0.3 million increase in revenue. This increase in settled dollar volume processed was due to the continued merchant rollout for a new CEMEA customer. The addition of new merchant locations from this new customer significantly impacted the number of transactions processed through our multi-currency services in CEMEA.

Payment processing services revenue

Payment processing services revenue is primarily earned from transactions originating in North America.  Payment processing services revenue increased $0.1 million, or 2%, to $4.3 million for the three months ended March 31, 2013 from $4.2 million for the three months ended March 31, 2012.  The slight increase was primarily due to professional services fees related to payment processing customers.

Cost of revenue

	Three months ended March 31,		Variance
	2013	2012	Amount	Percent
Payment processing services fees	$2,802,289	$2,783,591	$18,698	1%
Processing and service costs	3,175,647	2,730,829	444,818	16
Total cost of revenue	$5,977,936	$5,514,420	$463,516	8

Payment processing service fees were basically flat period over period.

The increase in processing and service costs of $0.4 million, or 16%, to $3.1 million for the three months ended March 31, 2013 from $2.7 million for the three months ended March 31, 2012 is due to a $0.4 million increase in multi-currency referral commissions earned by third party agents for new multi-currency customers implemented in the fourth quarter of 2012, $0.1 million of technology salary expenses and $0.1 million of amortization of acquired intangible assets both related to the acquisition of BPS (acquired late second quarter of 2012).  These amounts are offset by $0.2 million in other salary and related benefits primarily related to a decrease in bonus expense.

Selling, general and administrative expenses

	Three months ended March 31,		Variance
	2013	2012	Amount	Percent
Selling, general and administrative expenses	$5,722,684	$5,270,048	$452,636	9%

Selling, general and administrative expenses increased $0.4 million, or 9%, to $5.7 million for the three months ended March 31, 2013 from $5.3 million for the three months ended March 31, 2012. The increase in selling, general and administrative expenses was primarily the result of increased salary compensation and related benefit costs of $0.4 million due to budgeted head count additions to support the growth in our existing business, launches into new markets with new customers and additional operating expenses related to the acquisition of BPS (acquired late second quarter of 2012) and professional fees of $0.3 million primarily due to an increase in accounting fees.  These increases are offset by decreases in recruiting expense and other selling, general and administrative costs of $0.3 primarily due to corporate cost reduction efforts.

Provision for income taxes

The decrease in the tax provision of $0.1 million related primarily to decreased profitability of certain foreign subsidiaries. Our effective tax rate could fluctuate depending on the mix of earnings from foreign jurisdictions taxed at substantially lower statutory rates, primarily Hong Kong.

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

Sources of liquidity

As of March 31, 2013, we had approximately $5.2 million in cash and cash equivalents of which we had $2.9 million in cash held by foreign subsidiaries. Currently, if we were to repatriate cash held by our foreign subsidiaries, to the extent that such repatriation was a taxable event, we could utilize a portion of our $70.5 million net operating loss carryforward to offset the tax obligation, so that no U.S. tax liability would arise. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Capital expenditures

Our capital expenditures related to property and equipment, software development costs, and intangible assets were $1.1 million in the first three months of 2013. The 2013 capital expenditures were primarily attributable to our investment in the business through capital expenditures for network infrastructure and investments in software development and tenant improvements at our corporate office following Hurricane Sandy.

Cash flows

	Three months ended March 31,
	2013	2012
Cash (used in) provided by operating activities	$(76,886)	$1,510,819
Cash used in investing activities	(703,506)	(440,841)
Cash provided by (used in) financing activities	15,075	(167,605)

Operating activities

Cash used in operating activities during the three months ended March 31, 2013 was $0.1 million, comprising $1.5 million cash generated by operations and a net decrease in our operating assets and liabilities of $1.6 million. This net decrease in our operating assets and liabilities of $1.6 million primarily consisted of a $1.6 million decrease in accounts payable, accrued expenses and other long-term liabilities due to timing of vendor payments, $0.8 million decrease in our settlement assets which was offset by a $0.8 million decrease in our due to merchants. Cash generated by operations of $1.5 million was inclusive of net income of $0.4 million and total net non-cash charges of $1.1 million. Significant non-cash adjustments to net income primarily included: (i) depreciation and amortization expense of $0.7 million and (ii) stock option expense of $0.3 million.

Cash provided by operating activities during the three months ended March 31, 2012 was $1.5 million, comprising $1.7 million cash generated by operations and a net increase in our operating assets and liabilities of $0.2 million. This net decrease in our operating assets and liabilities of $0.2 million primarily consisted of a $0.4 million decrease in accounts receivable, driven by an increase in our cash collection efforts, offset by a $0.6 million decrease in accounts payable and accrued expenses. Cash generated by operations of $1.7 million was inclusive of net income of $0.8 million and total net non-cash charges of $0.9 million. Significant non-cash adjustments to net income primarily included: (i) depreciation and amortization expense of $0.6 million and (ii) stock option expense of $0.2 million.

Investing activities

Cash provided by investing activities for the three months ended March 31, 2013 was $0.7 million, which was primarily attributable to our investment in the business through capital expenditures for network infrastructure and investments in software development and tenant improvements at our corporate office following Hurricane Sandy.

Cash used in investing activities for the three months ended March 31, 2012 was $0.4 million, which was primarily attributable to our investment in the business through capital expenditures for network infrastructure and investments in software development.

Financing activities

Cash used in financing activities for the three months ended March 31, 2013  primarily consisted of $0.1 million in proceeds from option exercises offset by $0.1 million in capital lease payments.

Cash used in financing activities for the three months ended March 31, 2012 was $0.2 million, primarily consisting of $0.1 million in capital lease payments and $0.1 million in paid IPO costs.

Contractual obligations and commitments

As of March 31, 2013, there we no material changes in our contractual obligations and commitments as disclosed in our financial statements for the year ended December 31, 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We had cash and cash equivalents totaling $5.2 million and $6.0 million as of March 31, 2013 and December 31, 2012, respectively. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments. The cash and cash equivalents are held for working capital purposes. We did not have any derivative financial instruments as of March 31, 2013 and December 31, 2012. We are not exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates given the historic low levels of interest being earned on the short-term fixed-rate cash operating accounts.

Foreign currency exchange risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, principally the Hong Kong Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net income as a result of transaction gains (losses), we believe such a change would not have a material impact on our results of operations as Hong Kong is not considered to be a highly inflationary or deflationary economy and historically the Hong Kong Dollar has traded in a very narrow band of exchange rates against the U.S. Dollar. Based upon our annual historical financial statements, for every 1% change in the exchange rate between the U.S. Dollar and the Hong Kong Dollar, our net (loss) income would be impacted by approximately $10,000 and the carrying value of assets on our balance sheet would be impacted by approximately $0.1 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the period covered by this report. As previously disclosed in our Form 10-K, we had a material weakness in our controls over accounting for income taxes as of December 31, 2012.  While management has taken action to address this material weakness it has not been remediated as of March 31, 2013.  Our Chief Executive Officer and Chief Financial Officer have concluded that because of the material weakness in our internal control over financial reporting in accounting for income taxes, our disclosure controls and procedures were not effective as of the period covered by this report. Notwithstanding the material weakness in our internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the audited consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We currently have no legal proceedings pending against us.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

Risks related to our business and industry

We have a history of losses and may not sustain profitability in the future.

We had net income of $0.4 million for the three months ended March 31, 2013 and a net loss of $(4.5) million for the year ended December 31, 2012, and have incurred losses since our inception, except in 2011.  We had an accumulated deficit of $81.5 million as of March 31, 2013.

Our ability to achieve profitability in the future will likely depend on our ability to continue to increase our revenue, which is subject to a number of factors including our ability to continue to increase multi-currency processing revenue, increase new merchant deployments in the regions in which we currently operate, and add new acquiring banks and processor customers in new geographies. Our revenue is also impacted by factors beyond our control such as global economic and political conditions, particularly those affecting cross-border travel and commerce, such as continuing uncertainty in global economic conditions.  Our ability to achieve profitability in the future also depends on our expense levels, including our selling, general and administrative expenses, and other expenses related to improvements in our technology, launches of new services, and our expansion into new geographic and vertical markets. In addition, our fees, interchange and assessments may also be influenced by increased competition and changes in card association rules and governmental regulations. Our efforts to grow our business may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue, manage our expenses and maintain or improve our gross profit margin, we may not be able to sustain profitability in the future.

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

A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the three months ended March 31, 2013, subsidiaries of Global Payments Inc. represented 20% of our revenue and Network International, LLC represented 17% of our revenue. Our contractual arrangements with these customers do not obligate them to offer our services and if they choose to do so, the agreements do not dictate the timing of implementation. Additionally, if these customers lose merchants or if their merchants do not use our services, then our revenue will decrease.

We expect that a limited number of customers will continue to account for a significant portion of our revenue in future periods. If we do not adequately perform under, or successfully renew or renegotiate, our agreements with these or our other customers, our business will suffer. Our acquiring bank and processor customers typically enter into agreements with three- or five-year terms and upon the termination of that initial contractual term, customers have the opportunity to consider other providers or renegotiate the terms of the contract. The loss of our contracts with existing customers, our failure to renegotiate contracts with existing customers on terms as favorable as in the past, or a significant decline in the number of transactions we process for them could adversely affect our business, financial condition and results of operations.

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

Volatility or lack of successful performance in our stock price may also affect our ability to attract and retain our key personnel. Many of our senior management personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested stock options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of shares of our common stock. We cannot guarantee that we will continue to attract, retain or motivate such personnel, and our inability to do so could adversely affect our business.

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

When a consumer uses our Pay In Your Currency processing service, they pay a fee that is included in the exchange rate used for each Pay In Your Currency transaction. While Visa and MasterCard rules permit merchants and other third parties to charge these fees, if these card associations change their policies in permitting merchants and other third parties to charge these fees, otherwise restrict the ability to do so or if the card associations charge additional fees for providing such service, as they have done from time to time, our business, financial condition and results of operations could be adversely affected.

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

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention. Historically, a significant majority of our revenue has been generated from international customers including international customers of North American merchants. For example, in 2012, we generated 56% of our revenue internationally and 44% in the United States and for the first quarter of 2013, we generated 64% of our revenue internationally and 36% in the United States. Our revenue and operations may be subject to risks such as:

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

A significant portion of our net revenue is derived from four countries and territories. For the year ended December 31, 2012, we derived 44%, 18%, 18% and 6% of our net revenue, from the United States, the United Arab Emirates, Hong Kong and China, respectively, and for the first quarter of 2013, we derived 36%, 22%, 18% and 5% of our net revenue, from the United States, the United Arab Emirates, Hong Kong and Canada, respectively. We expect that a limited number of countries and territories will continue to account for a significant portion of our net revenue in future periods. If any of these countries or territories are affected by acts of terrorism, natural disasters, such as Hurricane Sandy, which hit the East Coast of the United States in October 2012, the effects of climate change, outbreaks of diseases or other significant adverse changes, cross-border travel to these countries and territories could decline, which could adversely affect our business, financial condition and results of operations.

Adverse changes in general economic or political conditions in any of the major countries or territories in which we do business could adversely affect our operating results.

Our business can be affected by a number of factors that are beyond our control, such as general geopolitical, economic, and business conditions. As a result of the continuing global economic uncertainty, concerns over the U.S. economy, and continued sovereign debt, monetary and financial uncertainties globally, consumers reduced their international travel and spending. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, or the magnitude of any new geopolitical or economic conditions and the affect they would have on our business. A further weakening in the global economy may reduce the number of settled transactions and dollar volumes processed and, as a result, reduce our revenue.

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

We currently serve our customers out of seven synchronized processing centers linked by a global telecommunications network. Our primary data centers are located in Elmsford, New York, and New Castle, Delaware, but we also host facilities in Bermuda, Dublin, Shanghai and Macau and host two facilities in Hong Kong, through co-location arrangements. We depend on the efficient and uninterrupted operation of our computer network systems, software, telecommunications networks, and processing centers, as well as the systems and services of third parties.

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

We have substantially expanded our overall business, customer base, employee headcount and operations in recent periods both domestically and internationally. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. In particular, we provided our services to approximately 10,000 active merchant locations in nine countries and territories as of December 31, 2009 and approximately 42,000 active merchant locations in more than 20 countries and territories as of March 31, 2013. Our growth strategy contemplates further increasing the number of our customers and active merchant locations, however, the rate at which we have been able to establish relationships with our customers and active merchant locations in the past may not be indicative of the rate at which we will be able to do so in the future.

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

In the event a billing dispute between a consumer and a merchant is not resolved in favor of the merchant, the transaction is normally “charged back” to the merchant and the purchase price is credited or otherwise refunded to the consumer. If we are acting as the acquiring bank by virtue of our status as an ISO or under our acquiring agreements with American Express, JCB and UnionPay and are unable to collect such amounts from the merchant’s account or reserve account (if applicable), or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for a chargeback, we bear the loss for the amount of the refund paid to the consumer. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. Although only a small part of our revenue is derived from direct contractual acquiring relationships with merchants, any increase in chargebacks not paid by our merchants may adversely affect our business, financial condition and results of operations.

Where we have direct contractual acquiring relationships with merchants, fraud by merchants or others or the violation of card association requirements by merchants could have an adverse effect on our operating results and financial condition.

We have potential liability for fraudulent bankcard transactions or credits initiated by merchants or others where we are acting as the acquiring bank by virtue of our status as an ISO or under our acquiring agreements with American Express, JCB and UnionPay. Examples of merchant fraud include when a merchant processes fraudulent debit transactions or credits an accomplice’s payment card for transactions that did not occur or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeit and fraud. While we have systems and procedures designed to detect and reduce the impact of fraud, we cannot ensure the effectiveness of these measures. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud would increase our chargeback liability or other liability. Additionally, if a merchant fails to comply with the applicable requirements of the card associations, it could be subject to a variety of fines or penalties that may be levied by the card associations. If we cannot collect such amounts from the applicable merchant, we could end up bearing such fines or penalties. Although only a small part of our revenue are derived from direct contractual relationships with merchants, increases in chargebacks or other liability could adversely affect our business, financial condition and results of operations.

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

As of March 31, 2013, we had one patent issued and two patent applications pending in the United States, and multiple issued patents in Australia, India, New Zealand, the Philippines, Singapore, South Africa and Sri Lanka and patent applications pending in several other jurisdictions, all of which are counterparts to our patent and patent applications in the United States. We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them. In addition, third parties could claim invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business.

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

In order to remain competitive, obtain key competencies or accelerate our time to market, we may seek to acquire additional businesses or technologies and new products. To date, we have a limited history of acquisitions. Most recently, in May 2012, we completed the acquisition of BPS, a payments technology company headquartered in Ireland. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, services or technology into our existing business and operations. We may have difficulty integrating acquired technologies or products with our existing services and solutions. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, services or technology, including issues related to intellectual property, quality, regulatory compliance practices, revenue recognition or other accounting practices, deficiencies or weaknesses in the disclosure controls and procedures and internal controls over financial reporting, or employee or customer issues. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of shares of our common stock. In addition, any acquisitions we are able to complete may not result in the synergies or any other benefits we had expected to achieve, which could result in substantial write-offs. Contemplating or completing an acquisition and integrating an acquired business, services or technology will significantly divert management and employee time and resources. Further, if the integration process does not proceed smoothly, the following factors, among others, could reduce our revenue and earnings, increase our operating costs, and result in a loss of projected synergies:

•                  if we are unable to successfully integrate the benefits, duties and responsibilities, and other factors of interest to the management and employees of any acquired business, we could lose employees to our competitors in the region, which could significantly affect our ability to operate the business and complete the integration; and

•                  if the integration process of any acquired business causes any delays with the delivery of our services, or the quality of those services, we could lose customers to our competitors, which would reduce our revenue and earnings.

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

As previously disclosed in our Form 10-K, we had a material weakness in our controls over accounting for income taxes that had not yet been fully remediated as of December 31, 2012.  Management has taken action to remediate this material weakness and has concluded that our controls over accounting for income taxes have not been remediated as of March 31, 2013.  We have had historical errors with return to provision adjustments and deferred tax balances, as well as a lack of a thorough process to identify uncertain tax positions.  This could result in reduced net current and deferred tax assets, which could materially impact previous income tax disclosures.

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

To date, there has been a limited public market for shares of our common stock in the United States. Since 2006, our common stock has traded on AIM under the symbols “PPT” and “PPTR.” From 2008 until December 2012, our common stock traded on the OTCQX in the United States under the symbol “PLPM” and since December 2012, our common stock has traded on NASDAQ. There is currently a limited volume of trading in our common stock on AIM and NASDAQ, which affects the liquidity of our common stock. We cannot predict when or whether investor interest in our common stock might lead to an increase in its market price or the development of a more active trading market. An active trading market for our shares in the United States may never develop or be sustained. If an active market for our common stock does not develop, it may be difficult to sell shares of our common stock without depressing the market price for the shares, or at all.

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

The price of shares of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. As of April 30, 2013, we had 60,570,441 shares of common stock (which includes 53,719,297 shares of common stock outstanding and 6,851,144 of common stock arising from conversion of preferred stock).

The holders of up to an aggregate of 11,072,869 shares of our common stock (which includes shares of our Series A Preferred Stock on an as-converted to common stock basis) outstanding as of April 30, 2013 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We have registered shares of common stock that we issue under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance. The market price of the shares of our common stock could decline as a result of sales of a substantial number of our shares in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

If securities or industry analysts in the United States do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

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

As of April 17, 2013, our directors, executive officers and holders of more than 5% of our common stock (which includes preferred stock on an as-converted to common stock basis), together with their affiliates, beneficially own, in the aggregate, 66% of our outstanding capital stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of shares of our common stock by:

•                  delaying, deferring or preventing a change of control of us;

•                  impeding a merger, consolidation, takeover or other business combination involving us; or

•                  discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

Delaware law and provisions in our amended and restated certificate of incorporation and bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of shares of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013, we issued 2,596 shares of our common stock to holders of warrants at an exercise price of $2.50 per share pursuant to net exercises of warrants.

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and instruments issued in such transactions. All recipients had adequate access, through their relationship with us, to information about us.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

(a) Exhibits

Exhibit			Incorporated by Reference			Filing	Filed
Number		Exhibit Description	Form	File No.	Exhibit	Date	Herewith
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.2	*	Certification of Chief Financial Officer pursuant to Rule					X

Exhibit		Incorporated by Reference			Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101 *

Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, (v) the unaudited Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity and Comprehensive Income and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

X

*   This exhibit is being furnished and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANET PAYMENT, INC.
(Registrant)

Dated: May 13, 2013	By:	/S/ PHILIP D. BECK
Philip D. Beck
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 13, 2013	By:	/S/ ROBERT J. COX III
Robert J. Cox III
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit			Incorporated by Reference			Filing	Filed
Number		Exhibit Description	Form	File No.	Exhibit	Date	Herewith
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

101	*

Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, (v) the unaudited Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity and Comprehensive Income and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

X

*   This exhibit is being furnished and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.