Form 10-Q
period 2013-06-30
Planet Payment Inc
filed 2013-08-13
CIK 1362925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013 there were 54,568,179 shares of the registrant’s common stock outstanding.

Planet Payment, Inc.

Report on Form 10-Q

For the Quarterly Period Ended June 30, 2013

Planet Payment®, iPAY® and Pay in Your Currency® are registered trademarks of Planet Payment and Shop in Your Currency ™ and our logo are additional trademarks of Planet Payment. All other service marks, trademarks and trade names appearing in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Planet Payment, Inc. Condensed Consolidated Balance Sheets

	As of June 30,	As of December 31,
	2013	2012
	(unaudited)
Current assets:
Cash and cash equivalents	$5,313,971	$6,002,457
Restricted cash	2,052,545	2,517,616
Accounts receivable, net of allowances of $0.2 million as of June 30, 2013 and $1.5 million December 31, 2012	5,589,554	5,585,815
Prepaid expenses and other assets	1,896,573	2,395,137
Total current assets	14,852,643	16,501,025
Other assets:
Restricted cash	669,406	669,406
Property and equipment, net	2,186,276	1,396,154
Software development costs, net	5,013,802	4,776,320
Intangible assets, net	2,925,065	3,289,590
Goodwill	342,208	347,599
Security deposits and other assets	945,792	338,408
Total other assets	12,082,549	10,817,477
Total assets	$26,935,192	$27,318,502
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,119,542	$889,118
Accrued expenses	3,019,662	5,298,789
Due to merchants	1,934,710	2,546,140
Current portion of capital leases liability	450,644	337,588
Total current liabilities	6,524,558	9,071,635
Long-term liabilities:
Long-term portion of capital leases liability and other long-term liabilities	1,060,681	364,010
Total long-term liabilities	1,060,681	364,010
Total liabilities	7,585,239	9,435,645
Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock— 10,000,000 shares authorized as of June 30, 2013 and December 31, 2012, $0.01 par value: Series A— 2,243,750 issued and outstanding as of June 30, 2013 and December 31, 2012; $8,975,000 aggregate liquidation preference	22,438	22,438
Common stock—250,000,000 shares authorized as of June 30, 2013 and December 31, 2012, $0.01 par value, and 54,483,340 and 53,658,857 issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	544,833	536,589
Additional paid-in capital	100,059,732	99,199,149
Accumulated other comprehensive (loss) gain	(40,413)	37,925
Accumulated deficit	(81,236,637)	(81,913,244)
Total stockholders’ equity	19,349,953	17,882,857
Total liabilities and stockholders’ equity	$26,935,192	$27,318,502

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc. Condensed Consolidated Statements of Operations (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue:
Net revenue	$11,764,663	$10,117,038	$23,850,726	$21,797,974
Operating expenses:
Cost of revenue:
Payment processing services fees	2,748,935	2,434,248	5,551,224	5,217,839
Processing and service costs	3,178,655	2,642,590	6,354,302	5,373,419
Total cost of revenue	5,927,590	5,076,838	11,905,526	10,591,258
Selling, general and administrative expenses	5,448,955	6,049,283	11,171,639	11,319,331
Total operating expenses	11,376,545	11,126,121	23,077,165	21,910,589
Income (loss) from operations	388,118	(1,009,083)	773,561	(112,615)
Other income (expense):
Interest expense	(15,765)	(14,355)	(28,911)	(28,575)
Interest income	312	242	524	413
Total other expense, net	(15,453)	(14,113)	(28,387)	(28,162)
Income (loss) before provision for income taxes	372,665	(1,023,196)	745,174	(140,777)
Provision for income taxes	(67,974)	(135,426)	(68,567)	(230,698)
Net income (loss)	$304,691	$(1,158,622)	$676,607	$(371,475)
Basic net income (loss) per share applicable to common stockholders	$0.01	$(0.02)	$0.01	$(0.01)
Diluted net income (loss) per share applicable to common stockholders	$0.00	$(0.02)	$0.01	$(0.01)
Weighted average common stock outstanding (basic)	52,832,451	52,035,014	52,805,938	51,906,425
Weighted average common stock outstanding (diluted)	54,570,476	52,035,014	54,672,972	51,906,425

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net income (loss)	$304,691	$(1,158,622)	$676,607	$(371,475)
Foreign currency translation adjustment	33,548	(79,162)	(78,338)	(65,689)
Total comprehensive income (loss)	$338,239	$(1,237,784)	$598,269	$(437,164)

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc. Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$676,607	$(371,475)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock option expense	548,956	540,397
Depreciation and amortization expense	1,405,036	1,307,461
Provision for doubtful accounts	230,644	78,988
Loss on disposal of equipment	4,979	—
Gain on insurance settlement	(301,281)	—
Changes in operating assets and liabilities, net of effects of acquisition
Decrease (increase) in settlement assets	465,071	(518,202)
(Increase) decrease in accounts receivables, prepaid expenses and other current assets	(97,700)	443,426
Increase in security deposits and other assets	(345,503)	(6,901)
Decrease in accounts payable, accrued expenses and other long-term liabilities	(1,563,329)	(63,572)
(Decrease) increase in due to merchants	(611,430)	455,132
Other	(39,164)	(16,007)
Net cash provided by operating activities	372,886	1,849,247
Cash flows from investing activities:
Insurance proceeds	401,281	—
Decrease in restricted cash	—	59,984
Purchase of property and equipment	(684,667)	(95,782)
Capitalized software development	(807,027)	(744,902)
Purchase of intangible assets	(59,287)	(38,318)
Cash paid for business combination, net of cash acquired	—	(1,577,829)
Net cash used in investing activities	(1,149,700)	(2,396,847)
Cash flows from financing activities:
Proceeds from issuance of common stock	292,202	61,680
Principal payments on capital lease obligations	(203,874)	(184,757)
Payment of IPO costs	—	(354,531)
Net cash provided by (used in) financing activities	88,328	(477,608)
Effect of exchange rate changes on cash and cash equivalents(*)	—	—
Net decrease in cash and cash equivalents	(688,486)	(1,025,208)
Beginning of period	6,002,457	7,671,963
End of period	5,313,971	6,646,755
Supplemental disclosure:
Cash paid for:
Interest	$31,146	$27,872
Income taxes	201,946	179,027
Non cash investing and financing activities:
Assets acquired under capital leases	$464,729	$180,805
Common stock issued for BPS acquisition	—	1,596,862
Accrued capitalized hardware, software and fixed assets	63,507	55,643
Capitalized stock-based compensation	27,669	—
Accrued IPO Costs	—	340,890

(*)                                 For the six months ended June 30, 2013 and 2012, the effect of exchange rate changes on cash and cash equivalents was inconsequential.

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Business description and basis of presentation

Business description

Planet Payment, Inc. together with its wholly owned subsidiaries (“Planet Payment,” the “Company,” “we,” or “our”) is a provider of international payment and transaction processing and multi-currency processing services. The Company provides its services to approximately 44,000 active merchant locations in more than 20 countries and territories across the Asia Pacific region, North America, the Middle East, Africa and Europe, primarily through its acquiring bank and processor customers, as well as through its own direct sales force. The Company’s point-of-sale, e-commerce and ATM services are integrated within the payment card transaction flow and enable its acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. The Company is a registered third party processor with the major card associations and operates in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

Company structure

Planet Payment was incorporated in the State of Delaware on October 12, 1999 as Planet Group Inc. and changed its name to Planet Payment, Inc. on June 18, 2007.

Since March 20, 2006, shares of the Company’s common stock have traded on the Alternative Investment Market of the London Stock Exchange, or AIM, under the symbols “PPT”.  From March 2006 until June 2013 shares of our common stock were also traded on AIM under the symbol “PPTR.” From November 19, 2008 until December 14, 2012, shares of our common stock were traded on the OTCQX under the symbol “PLPM.” On December 17, 2012 shares of our common stock began trading on NASDAQ under the symbol “PLPM.”

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

Unaudited consolidated interim financial information

The accompanying unaudited condensed consolidated interim financial statements as of June 30, 2013 and for the periods ended June 30, 2013 and 2012 have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the statement of operations, financial position and cash flows. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the interim periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  The December 31, 2012 balance sheet information has been derived from the audited financial statements at that date. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulation of the Securities and Exchange Commission, or SEC.

2. Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board issued an update to existing guidance on the presentation of comprehensive income. This update requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income, or AOCI by component. For significant items reclassified out of AOCI to net income in their entirety during the reporting period, companies must report the effect on the line items in the statement where net income is presented. For significant items not reclassified to net income in their entirety during the period, companies must provide cross-references in the notes to other disclosures that already provide information about those amounts. The Company adopted this update effective January 1, 2013 and it did not have a material impact on the Company’s condensed consolidated financial statements.

3. Hurricane Sandy

In October 2012, the East Coast of the United States was hit by Hurricane Sandy, including the city of Long Beach, where the Company’s corporate offices are located. For the six months ended June 30, 2013 the Company recorded capital additions related to Hurricane Sandy of approximately $0.5 million primarily related to leasehold improvements, furniture and fixtures and computer hardware.  During the second quarter of 2013 the Company received $0.3 million in insurance proceeds which is recorded as a gain in Selling, general and administrative expenses.

4. Concentration of credit risk

The Company’s assets that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and receivables from clients. The Company places its cash, cash equivalents, and restricted cash with financial banking institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company also maintains cash balances at foreign banking institutions, which are not insured by the FDIC. As of June 30, 2013 and December 31, 2012 the Company’s uninsured cash balances totaled $4.7 million and $5.3 million, respectively.

The Company maintains an allowance for uncollectible accounts receivable based on expected collectability and performs ongoing credit evaluations of customers’ financial condition.

The Company’s accounts receivable concentrations of 10% and greater are as follows:

	As of June 30, 2013	As of December 31, 2012
Customer A	19%	26%
Customer B (*)	12	14
Customer C		11
Customer D	22

(*)                                 Customer B is a sponsoring bank for certain merchants within the Company’s payment processing services. Customer B serves as an aggregator of merchant transactions and therefore, there is a concentration risk relating to receivables.  However, revenues are generated from individual merchants that individually do not exceed 10% of the Company’s revenue.

The Company’s revenue concentrations of 10% and greater are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Customer A	20%	24%	20%	23%
Customer C	13	16	15	18

5. Net income (loss) per share

The Company computes net income (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) ASC 260, Earnings per Share (“ASC topic 260”). Under ASC topic 260, securities that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities and should be included in the two-class method of computing earnings per share. The Company’s preferred stockholders are entitled to participate in dividends and earnings when, and if, dividends are declared on the common stock. As such, the Company calculates net income per share using the two-class method. The two-class method is an earnings formula that treats a participating security as having rights to dividends that otherwise would have been available to common and preferred stockholders based on their respective rights to receive dividends. Losses are not allocated to the preferred stockholders for computing net loss per share under the two-class method because the preferred stockholders do not have contractual obligations to share in the losses of the Company.

Basic earnings per share is calculated by dividing net income (loss), adjusted for amounts allocated to participating securities under the two-class method, if applicable, by the weighted average number of common stock outstanding during the period.

Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of the Company’s common stock outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes (i) all stock options and warrants which are in the money are exercised at the beginning of the period and (ii) each issue or series of issues of potential common stock are considered in sequence from the most dilutive to the least dilutive. That is, dilutive potential common stock with the lowest “earnings add-back per incremental share” shall be included in dilutive earnings per share before those with higher earnings add back per incremental share. For this purpose potential dilutive common stock include the stock options, warrants and shares of preferred stock.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$304,691	$(1,158,622)	$676,607	$(371,475)
Amounts allocated to participating preferred stockholders under the two-class method	(34,890)	—	(77,477)	—
Net income (loss) applicable to common stockholders (basic and diluted)	$269,801	$(1,158,622)	$599,130	$(371,475)
Denominator:
Weighted average common stock outstanding (basic)	52,832,451	52,035,014	52,805,938	51,906,425
Common equivalent shares from options and warrants to purchase common stock	1,738,025	—	1,867,034	—
Weighted average common stock outstanding (diluted) (1) (2)	54,570,476	52,035,014	54,672,972	51,906,425
Basic net income (loss) per share applicable to common stockholders	$0.01	$(0.02)	$0.01	$(0.01)
Diluted net income (loss) per share applicable to common stockholders (1) (2)	$0.00	$(0.02)	$0.01	$(0.01)

(1)                                 In accordance with ASC 260-10-45-48 for the three and six months ended June 30, 2013 and 2012, the Company has excluded 915,000 contingently issued restricted shares from diluted weighted average common stock outstanding as the contingent compensation (a) have not been satisfied at the reporting date nor (b) would have been satisfied if the reporting date was at the end of the contingency period.

(2)                                 In accordance with ASC 260-10-45-48 for the three and six months ended June 30, 2013, the Company has excluded 409,794 shares for both the three and six months ended June 30, 2013, which are contingently issued restricted shares from diluted weighted average common stock outstanding as the contingent compensation (a) have not been satisfied at the reporting date nor (b) would have been satisfied if the reporting date was at the end of the contingency period.

The following table sets forth the weighted average securities outstanding that have been excluded from the diluted net income (loss) per share calculation because the effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Stock options	3,532,291	9,055,113	2,592,282	8,369,738
Warrants	60,000	2,108,575	60,000	2,108,575
Convertible preferred stock(1)	6,851,144	6,851,144	6,851,144	6,851,144
Total anti-dilutive securities	10,443,435	18,014,832	9,503,426	17,329,457

(1)                                 Diluted net income (loss) per share increases when convertible preferred stock is included in the required sequence in the diluted earnings per share computation. As such, convertible preferred stock is excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2013 and 2012.

6. Stock-based expense

The Company has two types of stock-based compensation programs, stock options and restricted stock awards.

During the second quarter of 2013, 0.9 million stock options were granted to certain employees of the Company.  The actual number of shares to be issued upon exercise of options is subject to vesting conditions.  Expense is recorded on a straight line basis from the date of the grant over the applicable service period of 36 months.

During the second quarter of 2013, 0.7 million restricted stock awards were granted to certain employees and members of the Board of Directors of the Company.  The final number of vested shares is subject to the achievement of certain performance targets and/or other vesting conditions.  Expense is recorded on a straight line basis from the date of the grant over the applicable service period of 36 months.

Stock-based expense is measured at the grant date based on fair value and recognized as an expense over the requisite service period, net of an estimated forfeiture rate.

The following summarizes stock-based expense recognized by income statement classification:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Processing and service costs	$58,162	$48,220	$107,805	$129,001
Selling, general and administrative expenses	231,865	267,785	441,151	411,396
Total stock-based expense	$290,027	$316,005	$548,956	$540,397

The following summarizes stock-based expense recognized by stock based compensation program:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Stock options	$252,640	$316,005	$511,569	$540,397
Restricted stock awards	37,387	—	37,387	—
Total stock-based expense	$290,027	$316,005	$548,956	$540,397

7. Branded Payment Solutions Acquisition

On May 23, 2012, the Company acquired all of the outstanding shares of Branded Payment Solutions Limited (“BPS”) for a purchase price of approximately $3.4 million consisting of approximately $1.8 million in cash and $1.6 million in equity equal to 488,337 shares of the Company’s Common Stock, $0.01 par value, issued to the BPS shareholders. Of the 488,337 consideration shares, 72,887 (valued on the date of closing at $0.2 million) were issued subject to certain technology development milestones which were deemed satisfied in May 2013 and the contingent shares have been earned.

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

The amount allocated to developed technology (the acquired intangible asset) is $2.8 million. The fair values assigned to developed technology was determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. The acquired identifiable intangible assets are being amortized on a straight line basis over five years, which approximates the pattern in which the assets are utilized over their estimated useful lives.

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

The results of BPS were included in our consolidated statement of operations from the date of acquisition.

8. Property and equipment

Property and equipment, net consist of the following:

	Estimated useful life (years)	As of June 30, 2013	As of December 31, 2012
Equipment	2 - 5	$929,582	$923,356
Computer hardware	3 - 5	2,246,963	1,688,262
Furniture and fixtures	5 - 7	179,015	72,155
Leasehold improvements	5 – 9	650,286	263,691
		4,005,846	2,947,464
Less: Accumulated depreciation and amortization		(1,819,570)	(1,551,310)
Property and equipment, net		$2,186,276	$1,396,154

Property and equipment depreciation and amortization expense is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Depreciation and amortization expense	$152,730	$131,850	$271,491	$271,603

9. Goodwill and intangible assets

The changes in carrying amount of goodwill for the six months ended June 30, 2013 is as follows:

Goodwill, gross, as of December 31, 2012	$347,599
Impact of change in Euro exchange rate	(5,391)
Accumulated impairment losses as of June 30, 2013	—
Goodwill, net, as of June 30, 2013	$342,208

The entire goodwill balance is assigned to the payment processing services segment as this is the reporting unit expected to benefit from the synergies of the combination.

Intangible assets are recorded at estimated fair value and are amortized ratably over their estimated useful lives to processing and service costs, which are included in cost of revenue.

The gross book value, accumulated amortization and amortization periods of intangible assets were as follows:

	As of June 30, 2013			As of December 31, 2012			Amortization
	Gross book	Accumulated	Net book	Gross book	Accumulated	Net book	period
	value	amortization	value	value	amortization	value	(years)
Trademarks and patents	$994,977	$(290,035)	$704,942	$917,456	$(258,325)	$659,131	15
Technology	2,849,847	(629,724)	2,220,123	2,894,742	(351,018)	2,543,724	5
Customer contracts	867,354	(867,354)	—	867,354	(780,619)	86,735	5
Intangible assets, net	$4,712,178	$(1,787,113)	$2,925,065	$4,679,552	$(1,389,962)	$3,289,590

Amortization expense related to intangible assets is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Amortization expense	$199,882	$117,044	$404,175	$174,021

10. Commitments and contingencies

Employment agreements

Pursuant to employment agreements with certain employees, the Company had a commitment to pay severance of approximately $1.6 million as of both June 30, 2013 and December 31, 2012 in the event of termination without cause, as defined in the agreements. Additionally, in the event of termination upon a change of control, as defined in the agreements, the Company had a commitment to pay severance of approximately $1.9 million as of both June 30, 2013 and December 31, 2012.

Contingent liabilities

In instances where the Company is acting as the merchant acquirer, the Company bears a risk that a merchant may engage in fraud by submitting for payment certain credit card transactions that may have been manipulated, are fictitious, or are otherwise not bona fide. Similarly, the Company bears the risk that a merchant becomes insolvent, owing money to cardholders. To the extent that such fraud or insolvency occurs in circumstances where the Company is liable to make good any resultant losses, this could affect the Company’s operating results and cash flows. The Company has required certain merchants to post cash reserves of approximately $0.2 million with the acquirer against such liabilities and has itself paid the acquirer a security deposit in connection therewith, as shown on the consolidated balance sheets. Under FASB ASC 460, Guarantees, the Company evaluates its ultimate risk and records an estimate of potential loss for chargeback’s related to merchant fraud based upon an assessment of actual historical fraud rates compared to recent bank card processing volume levels. No contingent liability has been recorded as of June 30, 2013 and December 31, 2012, as the risk of material loss is considered remote. The Company monitors this contingent liability on a quarterly basis and will provide for a reserve if deemed necessary.

Outstanding litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company currently has no legal proceedings pending against it.

11. Related party transactions

The Company incurred the following amounts to companies that are principally owned by executives, directors or stockholders of the Company:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Rent	$88,524	$125,196	$166,154	$250,655
Consulting and professional fees	18,418	11,822	39,790	26,884

Rent was paid to BDP Realty Associates LLC a company in which the CEO has a one-third interest.

Consulting and professional fees were paid to a professional services company where a family member of the CEO has a substantial interest but the CEO does not have any financial interest in such company.

12. Accrued expenses

	As of June 30, 2013	As of December 31, 2012
Bonus	$479,559	$852,274
Professional fees	160,989	1,095,526
Gift card liabilities	228,456	778,237
Deferred income (*)	390,413	292,001
Other (**)	1,760,245	2,280,751
Total accrued expenses	$3,019,662	$5,298,789

(*) Deferred income will be recognized as revenue ratably over the next 12 months.  As of June 30, 2013, included in the balance sheet classification “Long-term portion of capital leases liability and other long-term liabilities” is the non-current portion of deferred income in the amount of $0.5 million.  The non-current deferred income balance as of December 31, 2012 is zero.

(**) No amounts included in “Other” exceed 10% of total current liabilities.

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

Information about revenue, profit and assets

The CODM evaluates performance and allocates resources based on net revenue and gross profit of each segment. For purposes of analyzing segments, gross profit of the multi-currency processing services segment is equal to net revenue less multi-currency cost of sales of $0.4 million and $0.8 million which is included in “processing and services costs” for the three and six months ended June 30, 2013, respectively, and for the three and six months ended June 30, 2012, the amount of multi-currency cost of sales is immaterial, while the gross profit for the payment processing services segment includes net revenue of the segment less the cost of revenue component “payment processing services fees”, which includes interchange and card network fees and assessments. Net revenue and gross profit by geographical region is based upon where the transaction originated. Lastly, the Company does not evaluate performance or allocate resources using segment asset data. Long-lived assets are primarily located in North America and Europe and as of June 30, 2013 and December 31, 2012, long-lived asset amounts are $10.5 million and $9.8 million, respectively.

The Company conducts its business primarily in three geographical regions: Asia Pacific (“APAC”), North America, and Central Europe, Middle East and Africa (“CEMEA”). The following table provides revenue concentration by geographic region. Analysis of revenue by segment and geographical region and reconciliations to consolidated revenue and gross profit are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net Revenue:
APAC	$3,795,160	$4,064,492	$7,511,832	$8,254,260
North America	1,657,383	1,106,674	3,118,484	2,076,259
CEMEA	1,994,644	1,668,894	4,647,600	4,032,166
Total multi-currency processing services revenue	7,447,187	6,840,060	15,277,916	14,362,685
Payment processing services revenue	4,317,476	3,276,978	8,572,810	7,435,289
Net revenue	$11,764,663	$10,117,038	$23,850,726	$21,797,974
Gross Profit:
APAC	$3,775,477	$4,064,492	$7,459,481	$8,254,260
North America	1,633,102	1,106,674	3,069,268	2,076,259
CEMEA	1,655,830	1,668,894	3,924,884	4,032,166
Total multi-currency processing services gross profit	7,064,409	6,840,060	14,453,633	14,362,685
Payment processing services gross profit	1,568,542	842,731	3,021,587	2,217,450
Total gross profit	$8,632,951	$7,682,791	$17,475,220	$16,580,135

Payment processing service revenue and gross profit is the result of transactions that primarily originated in North America and no individual customer of the payment processing segment was greater than 10% of segment revenue.

Concentration of revenue by customer by geographical region:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Multi-currency processing services revenue:
APAC:
Customer A	63%	61%	64%	62%
Customer E		13		13
North America:
Customer F	29	16	29	16
Customer G	27	43	31	47
Customer H	11	11	10	12
CEMEA:
Customer C	74	100	77	100
Customer I	26		23

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

Business overview

We believe Planet Payment is a leading provider of international payment and transaction processing and multi-currency processing services. We provide our services to approximately 44,000 active merchant locations in more than 20 countries and territories across the Asia Pacific region, North America, the Middle East, Africa and Europe, primarily through our acquiring bank and processor customers, as well as through our own direct sales force. Our point-of-sale and e-commerce services help merchants sell more goods and services to consumers and, together with our ATM services, enable our acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels.

To ensure our long-term success and the success of our customers:

•                  we invest in new services and in enhancing our processing platform to facilitate more convenient and innovative payment methods, such as money transfer, mobile payments and eCommerce; as well as the processing of non-financial transactions such as mobile telephone top-up.

•                  we continually work to improve the speed, efficiency, security and performance of our platform and our payments and transaction processing services to enhance the reliability of our global processing infrastructure and protect the security of cardholder information.

Key trends

Our financial results have been and we believe will continue to be impacted by trends in the international payment processing industry, including the global shift toward electronic-based methods of payments and away from paper-based methods of payment, the increasing levels of international travel and commerce and the rapid adoption of e-commerce on a global scale. Our results are impacted by the changes in levels of international spending using electronic methods, and as a result, negative trends in the global economy may negatively impact the growth in total transaction volume processed using our platform. Since 2008, the global economy have been undergoing a period of economic uncertainty and stock markets are experiencing high levels of volatility, and it is difficult to predict how long this uncertainty and volatility will continue.

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

We expect that our payment processing service fees, which primarily represent transaction processing and card acceptance fees, will continue to rise as our revenue increases from new customers using our platform for transaction processing services.  These services (whether or not involving currency conversion) may include the processing of POS, e-commerce and ATM transactions, as well as certain non-financial transactions. We also expect that our processing and service costs, which include expenses related to running our platform infrastructure, and our selling, general and administrative expense will increase, but at a rate of increase that is less than the growth of our revenue due to the leverage in our business model and the product mix of new business.

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

The following is a table consisting of non-GAAP financial measures and certain other business statistics that management monitors:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
KEY METRICS:
Consolidated gross billings(1)	$30,406,907	$27,418,225	$62,908,833	$57,655,465
Total settled dollar volume processed(2)	$1,731,199,719	$1,439,048,428	$3,431,303,136	$2,870,031,526
Adjusted EBITDA (non-GAAP)(3)	$1,347,575	$115,518	$2,727,553	$1,856,998
Capitalized expenditures	$949,610	$440,493	$2,079,217	$934,645
Total active merchant locations (at period end)(4)	44,467	34,172	44,467	34,172
Total settled transactions processed(5)	$14,882,349	$11,097,084	$28,061,154	$21,432,710
Multi-currency processing services key metrics:
Active merchant locations (at period end)(4)	23,509	18,076	23,509	18,076
Settled transactions processed(6)	3,015,374	2,843,781	6,059,344	5,820,697
Gross foreign currency mark-up(7)	$26,089,431	$24,141,247	$54,336,023	$50,220,176
Settled dollar volume processed(8)	$637,806,403	$625,873,503	$1,335,672,927	$1,309,308,011
Average net mark-up percentage on settled dollar volume processed(9)	1.17%	1.09%	1.14%	1.10%
Payment processing services key metrics:
Active merchant locations (at period end)(4)	20,979	16,109	20,979	16,109
Payment processing services revenue(10)	$4,317,476	$3,276,978	$8,572,810	$7,435,289
Settled transactions processed(11)	11,866,975	8,253,303	22,001,810	15,612,013
Settled dollar volume processed(12)	$1,093,393,316	$813,174,925	$2,095,630,209	$1,560,723,515

(1)                                 Represents gross foreign currency mark-up (see footnote 6) plus payment processing services revenue (see footnote 9).

(2)                                 Represents total settled dollar volume processed through both our multi-currency and payment processing services.

(3)                                 We define Adjusted EBITDA as GAAP net income (loss) adjusted to exclude (1) interest expense, (2) interest income, (3) provision (benefit) for income taxes, (4) depreciation and amortization, (5) stock-based expense from options and warrants and (6) certain other items management believes affect the comparability of operating results. Please see “—Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

(4)                                 We consider a merchant location to be active as of a date if the merchant completed at least one revenue-generating transaction at the location during the 90-day period ending on such date. The total number of active merchant locations exceeds the total number of merchants, as merchants may have multiple locations. As of June 30, 2013 and 2012, there were 21 and 13 active merchant locations, respectively, included in both multi-currency and payment processing active merchant locations but are not included in total active merchant locations, in order to eliminate double counting.

(5)                                 Represents total settled transactions (excluding other transaction types such as authorizations, rate look-ups and non-financial transactions).

(6)                                 Represents settled transactions processed using our multi-currency processing services (excluding other transaction types such as authorizations, rate look-ups and non-financial transactions).

(7)                                 Represents the gross foreign currency mark-up amount on settled dollar volume processed using our multi-currency processing services. Gross foreign currency mark-up represents multi-currency processing services net revenue plus amounts paid to acquiring banks and their merchants associated with such multi-currency processing transactions. Management believes this metric is relevant because it provides the reader an indication of the gross mark-up derived from multi-currency transactions processed through our platform during a given period.

(8)                                 Represents the total settled dollar volume processed using our multi-currency processing services.

(9)                                 Represents the average net foreign currency mark-up percentage earned on settled dollar volume processed using our multi-currency processing services. The average net mark-up percentage on settled dollar volume processed is calculated by taking the reported total multi-currency processing services net revenue ($7.4 million and $6.8 million for the three months ended June 30, 2013 and 2012, respectively, and $15.3 million and $14.4 million for the six months ended June 30, 2013 and 2012, respectively) and dividing by settled dollar volume processed (see footnote 6).

(10)                          Represents revenue earned and reported on payment processing services.

(11)                          Represents settled transactions processed using our payment processing services (excluding other transaction types such as authorizations, rate look-ups and non-financial transactions).

(12)                          Represents the total settled dollar volume processed using our payment processing services.

Adjusted EBITDA

This discussion includes information about Adjusted EBITDA that is not prepared in accordance with GAAP. Adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. A reconciliation of this non-GAAP measure is included below.

Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income (loss) adjusted to exclude (1) interest expense, (2) interest income, (3) provision (benefit) for income taxes, (4) depreciation and amortization, (5) stock-based expense from options and warrants and (6) certain other items management believes affect the comparability of operating results.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net income (loss), our most directly comparable financial measure in accordance with GAAP:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
ADJUSTED EBITDA:
Net income (loss)	$304,691	$(1,158,622)	$676,607	$(371,475)
Interest expense	15,765	14,355	28,911	28,575
Interest income	(312)	(242)	(524)	(413)
Provision for income taxes	67,974	135,426	68,567	230,698
Depreciation and amortization	669,430	686,841	1,405,036	1,307,461
Stock-based expense	290,027	316,005	548,956	540,397
Acquisition deal costs	—	121,755	—	121,755
Adjusted EBITDA (non-GAAP)	$1,347,575	$115,518	$2,727,553	$1,856,998

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

• Payment processing services revenue.  Revenue derived from transaction fees earned on processing services provided in facilitating the sale of goods and services by means of credit and debit cards and other electronic payments, the processing of certain non-financial transactions and professional services fees related to the payment processing business.

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

Analysis of revenue by segment and geographical region:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue:
APAC	$3,795,160	$4,064,492	$7,511,832	$8,254,260
North America	1,657,383	1,106,674	3,118,484	2,076,259
CEMEA	1,994,644	1,668,894	4,647,600	4,032,166
Total multi-currency processing services revenue	7,447,187	6,840,060	15,277,916	14,362,685
Payment processing services revenue	4,317,476	3,276,978	8,572,810	7,435,289
Net revenue	$11,764,663	$10,117,038	$23,850,726	$21,797,974

A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the three and six months ended June 30, 2013, subsidiaries of Global Payments, Inc. represented 20% and 20% of our revenue, respectively, and Network International, LLC represented 13% and 15% of our revenue, respectively.

Operating expenses

Cost of revenue.    Cost of revenue primarily consists of two categories: (1) payment processing services fees, which includes payment processing transactions fees such as sponsorship fees, interchange and card association fees and assessments; and (2) processing and service costs, which include certain expenses related to multi-currency processing segment, expenses of running our platform infrastructure, including: internet connectivity, hosting and data storage expenses, amortization expense on acquired intangibles and capitalized software development costs, compensation and related benefits and a portion of general overhead expenses.

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

In October 2012, the East Coast of the United States was hit by Hurricane Sandy, including the city of Long Beach, where our corporate offices are located. For the six months ended June 30, 2013, we recorded capital additions related to Hurricane Sandy of approximately $0.5 million primarily related to leasehold improvements, furniture and fixtures and computer hardware.  During the second quarter of 2013 we received $0.3 million in insurance proceeds which is recorded as a gain in Selling, general and administrative expenses.

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

Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board issued an update to existing guidance on the presentation of comprehensive income. This update requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income, or AOCI by component. For significant items reclassified out of AOCI to net income in their entirety during the reporting period, companies must report the effect on the line items in the statement where net income is presented. For significant items not reclassified to net income in their entirety during the period, companies must provide cross-references in the notes to other disclosures that already provide information about those amounts. We adopted this update effective January 1, 2013 and it did not have a material impact on our condensed consolidated financial statements.

Results of operations

The following tables set forth our condensed consolidated results of operations for the periods presented and as a percentage of our net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	$ amount	% of revenue	$ amount	% of revenue	$ amount	% of revenue	$ amount	% of revenue
Revenue:
APAC	$3,795,160	32.3%	$4,064,492	40.2%	$7,511,832	31.5%	$8,254,260	37.9%
North America	1,657,383	14.1	1,106,674	10.9	3,118,484	13.1	2,076,259	9.5
CEMEA	1,994,644	17.0	1,668,894	16.5	4,647,600	19.5	4,032,166	18.5
Total multi-currency processing services revenue	7,447,187	63.4	6,840,060	67.6	15,277,916	64.1	14,362,685	65.9
Payment processing services revenue	4,317,476	36.6	3,276,978	32.4	8,572,810	35.9	7,435,289	34.1
Net revenue	11,764,663	100.0	10,117,038	100.0	23,850,726	100.0	21,797,974	100.0
Operating expenses:
Cost of revenue:
Payment processing services fees	2,748,935	23.4	2,434,248	24.1	5,551,224	23.3	5,217,839	23.9
Processing and service costs	3,178,655	27.0	2,642,590	26.1	6,354,302	26.6	5,373,419	24.7
Total cost of revenue	5,927,590	50.4	5,076,838	50.2	11,905,526	49.9	10,591,258	48.6
Selling, general and administrative expenses	5,448,955	46.3	6,049,283	59.8	11,171,639	46.8	11,319,331	51.9
Total operating expenses	11,376,545	96.7	11,126,121	110.0	23,077,165	96.7	21,910,589	100.5
Income (loss) from operations	388,118	3.3	(1,009,083)	(10.0)	773,561	3.3	(112,615)	(0.5)
Other income (expense):
Interest expense	(15,765)	(0.1)	(14,355)	(0.1)	(28,911)	(0.1)	(28,575)	(0.1)
Interest income	312	0.0	242	0.0	524	0.0	413	0.0
Total other expense, net	(15,453)	(0.1)	(14,113)	(0.1)	(28,387)	(0.1)	(28,162)	(0.1)
Income (loss) before provision for income taxes	372,665	3.2	(1,023,196)	(10.1)	745,174	3.2	(140,777)	(0.6)
Provision for income taxes	(67,974)	(0.6)	(135,426)	(1.3)	(68,567)	(0.3)	(230,698)	(1.1)
Net income (loss)	$304,691	2.6%	$(1,158,622)	(11.4)	$676,607	2.9%	$(371,475)	(1.7)%

Comparison of the three months ended June 30, 2013 and 2012

Revenue

	Three months ended June 30,		Variance
	2013	2012	Amount	Percent
APAC	$3,795,160	$4,064,492	$(269,332)	(7)%
North America	1,657,383	1,106,674	550,709	50
CEMEA	1,994,644	1,668,894	325,750	20
Total multi-currency processing services revenue	7,447,187	6,840,060	607,127	9
Payment processing services revenue	4,317,476	3,276,978	1,040,498	32
Net revenue	$11,764,663	$10,117,038	$1,647,625	16

Net revenue increased $1.7 million, or 16%, to $11.8 million for the three months ended June 30, 2013 from $10.1 million for the three months ended June 30, 2012. The quarter over quarter increase in revenue is further described below.

Multi-currency processing services revenue

APAC multi-currency processing services revenue.  APAC multi-currency processing services revenue decreased $0.3 million, or 7%, to $3.8 million for the three months ended June 30, 2013 from $4.1 million for the three months ended June 30, 2012. The decrease in APAC multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three months ended June 30,		Variance
	2013	2012	Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	11,943	11,346	597	5%
APAC multi-currency processing settled transactions processed	1,365,604	1,428,028	(62,424)	(4)
APAC multi-currency processing gross foreign currency mark-up	$14,626,043	$14,921,984	$(295,941)	(2)
APAC multi-currency processing settled dollar volume processed	$349,185,321	$360,902,716	$(11,717,395)	(3)
APAC average net mark-up % on settled dollar volume processed	1.09%	1.13%	(0.04)%	(4)

The 3% decrease in settled dollar volume processed resulted in a $0.1 million decrease to revenue.  APAC multi-currency processing revenue was further decreased by a 4% decrease in our average net mark-up percentage on settled dollar volume processed, which resulted in a $0.2 million decrease to revenue.  The decrease in average net mark-up percentage on settled dollar volume processed was primarily due to re-pricing certain contracts that have been renewed on a long-term basis as well as the pricing mix of services during the period.

North America multi-currency processing services revenue.  North America multi-currency processing services revenue increased $0.6 million, or 50% to $1.7 million for the three months ended June 30, 2013 from $1.1 million for the three months ended June 30, 2012. The increase in North America multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three months ended June 30,		Variance
	2013	2012	Amount	Percent
North America multi-currency processing active merchant locations (at period end)	3,851	2,329	1,522	65%
North America multi-currency processing settled transactions processed	724,565	721,863	2,702	0
North America multi-currency processing gross foreign currency mark-up	$3,655,634	$2,763,665	$891,969	32
North America multi-currency processing settled dollar volume processed	$94,885,146	$88,686,462	$6,198,684	7
North America average net mark-up % on settled dollar volume processed	1.75%	1.25%	0.50%	40

The 7% increase in settled dollar volume processed resulted in a $0.1 million increase to revenue. The primary reason for the increase in settled dollar volume processed was an increase in active North America merchant locations.  North America multi-currency processing revenue was further impacted by a 40% increase in our average net mark-up percentage on settled dollar volume processed, which resulted in a $0.5 million increase to revenue. The primary reason for the increase in our average net mark-up percentage on settled dollar volume processed is due to customer and product mix.

CEMEA multi-currency processing services revenue. CEMEA multi-currency processing services revenue increased $0.3 million, or 20% to $2.0 million for the three months ended June 30, 2013 from $1.7 million for the three months ended June 30, 2012. The increase in CEMEA multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three months ended June 30,		Variance
	2013	2012	Amount	Percent
CEMEA multi-currency processing active merchant locations (at period end)	7,715	4,401	3,314	75%
CEMEA multi-currency processing settled transactions processed	925,205	693,890	231,315	33
CEMEA multi-currency processing gross foreign currency mark-up	$7,807,754	$6,455,598	$1,352,156	21
CEMEA multi-currency processing settled dollar volume processed	$193,735,936	$176,284,325	$17,451,611	10
CEMEA average net mark-up % on settled dollar volume processed	1.03%	0.95%	0.08%	8

The 10% increase in settled dollar volume processed resulted in a $0.2 million increase in revenue. This increase in settled dollar volume processed was due to the continued merchant rollout for a new CEMEA customer. The addition of new merchant locations from this new customer significantly impacted the number of transactions processed through our multi-currency services in CEMEA.

Payment processing services revenue

Payment processing services revenue is primarily earned from transaction processing services for customers in North America.  Payment processing services revenue increased $1.0 million, or 32%, to $4.3 million for the three months ended June 30, 2013 from $3.3 million for the three months ended June 30, 2012.  The increase was primarily due to professional services fees and transaction processing fees, arising from the roll-out of new payment processing customers for both financial and non-financial transactions.

Cost of revenue

	Three months ended June 30,		Variance
	2013	2012	Amount	Percent
Payment processing services fees	$2,748,935	$2,434,248	$314,687	13%
Processing and service costs	3,178,655	2,642,590	536,065	20
Total cost of revenue	$5,927,590	$5,076,838	$850,752	17

The increase in payment processing service fees of $0.3 million, or 13%, to $2.7 million for the three months ended June 30, 2013 from $2.4 million for the three months ended June 30, 2012 is a result of $0.1 million increase due to the roll-out of new payment processing customers and a $0.1 million increase as a result of the pricing mix of services for the three months ended June 30, 2013.

The increase in processing and service costs of $0.5 million, or 20%, to $3.1 million for the three months ended June 30, 2013 from $2.6 million for the three months ended June 30, 2012 is due to a $0.4 million increase in multi-currency referral commissions earned by third party agents for new multi-currency customers implemented in the fourth quarter of 2012.

Selling, general and administrative expenses

	Three months ended June 30,		Variance
	2013	2012	Amount	Percent
Selling, general and administrative expenses	$5,448,955	$6,049,283	$(600,328)	(10)%

Selling, general and administrative expenses decreased $0.6 million, or 10%, to $5.4 million for the three months ended June 30, 2013 from $6.0 million for the three months ended June 30, 2012. The decrease in selling, general and administrative expenses was primarily the result of a decrease in professional fees of $0.5 million due to the non-recurrence of expenses incurred related to the filing of our registration statement with the SEC in 2012, $0.3 million insurance settlement gain related to Hurricane Sandy and $0.2 million decrease in recruiting expense and other selling, general and administrative costs due to corporate cost reduction efforts.  These decreases offset by an increase to salary compensation and related benefits of $0.4 million due to budgeted head count additions to support the growth in our existing business, launches into new markets with new customers and additional operating expenses related to the acquisition of BPS (acquired in the second quarter of 2012).

Provision for income taxes

The decrease in the tax provision of $0.1 million related primarily to decreased profitability of certain foreign subsidiaries. Our effective tax rate could fluctuate depending on the mix of earnings from foreign jurisdictions taxed at substantially lower statutory rates, primarily Hong Kong.

Comparison of the six months ended June 30, 2013 and 2012

Revenue

	Six months ended June 30,		Variance
	2013	2012	Amount	Percent
APAC	$7,511,832	$8,254,260	$(742,428)	(9)%
North America	3,118,484	2,076,259	1,042,225	50
CEMEA	4,647,600	4,032,166	615,434	15
Total multi-currency processing services revenue	15,277,916	14,362,685	915,231	6
Payment processing services revenue	8,572,810	7,435,289	1,137,521	15
Net revenue	$23,850,726	$21,797,974	$2,052,752	9

Net revenue increased $2.1 million, or 9%, to $23.9 million for the six months ended June 30, 2013 from $21.8 million for the six months ended June 30, 2012. The period over period increase in revenue is further described below.

Multi-currency processing services revenue

APAC multi-currency processing services revenue.  APAC multi-currency processing services revenue decreased $0.8 million, or 9%, to $7.5 million for the six months ended June 30, 2013 from $8.3 million for the six months ended June 30, 2012. The decrease in APAC multi-currency processing services revenue was driven by changes in the following key business metrics:

	Six months ended June 30,		Variance
	2013	2012	Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	11,943	11,346	597	5%
APAC multi-currency processing settled transactions processed	2,664,383	2,877,593	(213,210)	(7)
APAC multi-currency processing gross foreign currency mark-up	$29,151,585	$29,832,563	$(680,978)	(2)
APAC multi-currency processing settled dollar volume processed	$693,395,469	$733,751,750	$(40,356,281)	(5)
APAC average net mark-up % on settled dollar volume processed	1.08%	1.12%	(0.04)%	(4)

The 5% decrease in settled dollar volume processed resulted in a $0.5 million decrease to revenue.  APAC multi-currency processing revenue was further decreased by a 4% decrease in our average net mark-up percentage on settled dollar volume processed, which resulted in a $0.3 million decrease to revenue.  The decrease in average net mark-up percentage on settled dollar volume processed was primarily due to re-pricing certain contracts that have been renewed on a long-term basis as well as the pricing mix of services during the period.

North America multi-currency processing services revenue.  North America multi-currency processing services revenue increased $1.0 million, or 50% to $3.1 million for the six months ended June 30, 2013 from $2.1 million for the six months ended June 30, 2012. The increase in North America multi-currency processing services revenue was driven by changes in the following key business metrics:

	Six months ended June 30,		Variance
	2013	2012	Amount	Percent
North America multi-currency processing active merchant locations (at period end)	3,851	2,329	1,522	65%
North America multi-currency processing settled transactions processed	1,456,078	1,446,919	9,159	1
North America multi-currency processing gross foreign currency mark-up	$6,936,581	$5,324,950	$1,611,631	30
North America multi-currency processing settled dollar volume processed	$192,333,103	$168,696,788	$23,636,315	14
North America average net mark-up % on settled dollar volume processed	1.62%	1.23%	0.39%	32

The 14% increase in settled dollar volume processed resulted in a $0.4 million increase to revenue. The primary reason for the increase in settled dollar volume processed was an increase in active North America merchant locations.  North America multi-currency processing revenue was further impacted by a 32% increase in our average net mark-up percentage on settled dollar volume processed, which resulted in a $0.6 million increase to revenue. The primary reason for the increase in our average net mark-up percentage on settled dollar volume processed is due to customer and product mix.

CEMEA multi-currency processing services revenue. CEMEA multi-currency processing services revenue increased $0.6 million, or 15% to $4.6 million for the six months ended June 30, 2013 from $4.0 million for the six months ended June 30, 2012. The increase in CEMEA multi-currency processing services revenue was driven by changes in the following key business metrics:

	Six months ended June 30,		Variance
	2013	2012	Amount	Percent
CEMEA multi-currency processing active merchant locations (at period end)	7,715	4,401	3,314	75%
CEMEA multi-currency processing settled transactions processed	1,938,883	1,496,185	442,698	30
CEMEA multi-currency processing gross foreign currency mark-up	$18,247,857	$15,062,663	$3,185,194	21
CEMEA multi-currency processing settled dollar volume processed	$449,944,355	$406,859,473	$43,084,882	11
CEMEA average net mark-up % on settled dollar volume processed	1.03%	0.99%	0.04%	4

The 11% increase in settled dollar volume processed resulted in a $0.4 million increase in revenue. This increase in settled dollar volume processed was due to the continued merchant rollout for a new CEMEA customer. The addition of new merchant locations from this new customer significantly impacted the number of transactions processed through our multi-currency services in CEMEA.

Payment processing services revenue

Payment processing services revenue is primarily earned from transaction processing services for customers in North America.  Payment processing services revenue increased $1.2 million, or 15%, to $8.6 million for the six months ended June 30, 2013 from $7.4 million for the six months ended June 30, 2012.  The increase was primarily due to professional services and transaction processing fees, arising from roll-out of new payment processing customers for both financial and non-financial transactions.

Cost of revenue

	Six months ended June 30,		Variance
	2013	2012	Amount	Percent
Payment processing services fees	$5,551,224	$5,217,839	$333,385	6%
Processing and service costs	6,354,302	5,373,419	980,883	18
Total cost of revenue	$11,905,526	$10,591,258	$1,314,268	12

The increase in payment processing service fees of $0.3 million, or 6%, to $5.5 million for the six months ended June 30, 2013 from $5.2 million for the six months ended June 30, 2012 is a result of a $0.1 million increase due to the roll-out of new payment processing customers and a $0.1 million increase as a result of the pricing mix of services for the three months ended June 30, 2013.

The increase in processing and service costs of $1.0 million, or 18%, to $6.4 million for the six months ended June 30, 2013 from $5.4 million for the six months ended June 30, 2012 is primarily due to a $0.8 million increase in multi-currency referral commissions earned by third party agents for new multi-currency customers implemented in the fourth quarter of 2012 and $0.1 million of amortization of acquired intangible assets related to the acquisition of BPS (acquired in the second quarter of 2012).

Selling, general and administrative expenses

	Six months ended June 30,		Variance
	2013	2012	Amount	Percent
Selling, general and administrative expenses	$11,171,639	$11,319,331	$(147,692)	1%

Selling, general and administrative expenses decreased $0.1 million, or 1%, to $11.2 million for the six months ended June 30, 2013 from $11.3 million for the six months ended June 30, 2012. The decrease in selling, general and administrative expenses was primarily the result of increased salary compensation and related benefit costs of $0.8 million due to budgeted head count additions to support the growth in our existing business, launches into new markets with new customers and additional operating expenses related to the acquisition of BPS (acquired in the second quarter of 2012).  These increases are partially offset by decreases in professional fees of $0.3 million primarily due to expenses incurred related to the filing of our registration statement with the SEC in 2012, $0.3 million insurance settlement gain related to Hurricane Sandy and $0.2  million in recruiting expense and other selling, general and administrative costs primarily due to corporate cost reduction efforts.

Provision for income taxes

The decrease in the tax provision of $0.2 million related primarily to decreased profitability of certain foreign subsidiaries. Our effective tax rate could fluctuate depending on the mix of earnings from foreign jurisdictions taxed at substantially lower statutory rates, primarily Hong Kong.

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

Sources of liquidity

As of June 30, 2013, we had approximately $5.3 million in cash and cash equivalents of which we had $4.5 million in cash held by foreign subsidiaries. Currently, if we were to repatriate cash held by our foreign subsidiaries, to the extent that such repatriation was a taxable event, we could utilize a portion of our $70.5 million net operating loss carryforward to offset the tax obligation, so that no U.S. tax liability would arise. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Capital expenditures

Our capital expenditures related to property and equipment, software development costs, and intangible assets were $2.1 million in the first six months of 2013. The 2013 capital expenditures were primarily attributable to our investment in the business primarily through capital expenditures for network infrastructure and investments in software development and tenant improvements at our corporate office following Hurricane Sandy.

Cash flows

	Six months ended June 30,
	2013	2012
Cash provided by operating activities	$372,886	$1,849,247
Cash used in investing activities	(1,149,700)	(2,396,847)
Cash provided by (used in) financing activities	88,328	(477,608)

Operating activities

Cash provided by operating activities during the six months ended June 30, 2013 was $0.4 million, comprising $2.6 million cash generated by operations and a net decrease in our operating assets and liabilities of $2.2 million. This net decrease in our operating assets and liabilities of $2.2 million primarily consisted of a $2.2 million decrease in accounts payable, accrued expenses and other long-term liabilities due to timing of vendor payments, $0.6 million decrease in our due to merchants, $0.1 increase in receivables, prepaid expenses and other assets, which is partially offset by a $0.6 million increase in deferred income and $0.5 million decrease in our settlement assets. Cash generated by operations of $2.6 million was inclusive of net income of $0.7 million and total net non-cash charges of $1.9 million. Significant non-cash adjustments to net income primarily included: (i) depreciation and amortization expense of $1.4 million, (ii) stock option expense of $0.5 million; offset by $0.3 million insurance settlement gain related to Hurricane Sandy.

Cash provided by operating activities during the six months ended June 30, 2012 was $1.8 million, comprising $1.5 million cash generated by operations and a net increase in our operating assets and liabilities of $0.3 million. This net increase in our operating assets and liabilities of $0.3 million primarily consisted of a $0.4 million decrease in accounts receivable and other current assets, driven by the timing of customer payments, partially and an increase in due to merchants of $0.5 million, offset by a $0.6 million increase in settlement assets and accounts payable and accrued expenses. Cash generated by operations of $1.5 million was inclusive of net loss of $0.4 million and total net non-cash charges of $1.9 million. Significant non-cash adjustments to net income primarily included: (i) depreciation and amortization expense of $1.3 million and (ii) stock option expense of $0.5 million.

Investing activities

Cash used in investing activities for the six months ended June 30, 2013 was $1.1 million, which was primarily attributable to our investment in the business through capital expenditures for network infrastructure and investments in software development and tenant improvements at our corporate office following Hurricane Sandy.

Cash used in investing activities for the six months ended June 30, 2012 was $2.4 million, which was primarily attributable to the purchase of BPS and our investment in the business through capital expenditures for network infrastructure and investments in software development.

Financing activities

Cash provided by financing activities for the six months ended June 30, 2013 was $0.1 million, comprising of $0.3 million in proceeds from option exercises offset by $0.2 million in capital lease payments.

Cash used in financing activities for the six months ended June 30, 2012 was $0.5 million, primarily consisting of $0.4 million in paid IPO costs and $0.2 million in capital lease payments.

Contractual obligations and commitments

As of June 30, 2013, there were no material changes in our contractual obligations and commitments as disclosed in our financial statements for the year ended December 31, 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We had cash and cash equivalents totaling $5.3 million and $6.0 million as of June 30, 2013 and December 31, 2012, respectively. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments. The cash and cash equivalents are held for working capital purposes. We did not have any derivative financial instruments as of June 30, 2013 and December 31, 2012. We are not exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates given the historic low levels of interest being earned on the short-term fixed-rate cash operating accounts.

Foreign currency exchange risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, principally the Hong Kong Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net income as a result of transaction gains (losses), we believe such a change would not have a material impact on our results of operations as Hong Kong is not considered to be a highly inflationary or deflationary economy and historically the Hong Kong Dollar has traded in a very narrow band of exchange rates against the U.S. Dollar. Based upon our annual historical financial statements, for every 1% change in the exchange rate between the U.S. Dollar and the Hong Kong Dollar, our net income (loss) would be impacted by approximately $10,000 and the carrying value of assets on our balance sheet would be impacted by approximately $0.1 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the period covered by this report. As previously disclosed in our Form 10-K, we had a material weakness in our controls over accounting for income taxes as of December 31, 2012.  While management has taken action to address this material weakness it has not been remediated as of June 30, 2013.  Our Chief Executive Officer and Chief Financial Officer have concluded that because of the material weakness in our internal control over financial reporting in accounting for income taxes, our disclosure controls and procedures were not effective as of the period covered by this report. Notwithstanding the material weakness in our internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the unaudited condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

We had net income of $0.7 million for the six months ended June 30, 2013 and a net loss of $(4.5) million for the year ended December 31, 2012, and have incurred losses since our inception, except in 2011.  We had an accumulated deficit of $(81.2) million as of June 30, 2013.

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

A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the six months ended June 30, 2013, subsidiaries of Global Payments Inc. represented 20% of our revenue and Network International, LLC represented 15% of our revenue. Our contractual arrangements with these customers do not obligate them to offer our services and if they choose to do so, the agreements do not dictate the timing of implementation. Additionally, if these customers lose merchants or if their merchants do not use our services, then our revenue will decrease.

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

We electronically collect and store sensitive personal information, such as credit card numbers, about consumers. We process that data and deliver our products and services by using computer systems and telecommunications networks operated by both us and by third party service providers. The confidentiality of the consumer information that resides on our systems is critical to our business. Although, we have what we believe to be sufficient security around our systems to prevent unauthorized access, we cannot be certain that our measures will be successful and sufficient to counter all current and emerging technology threats designed to breach our systems or otherwise gain unauthorized access to confidential information. If we are unable to protect, or our customers perceive that we are unable to protect, the security and privacy of our electronic transactions:

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

Our ability to attract and retain customers and employees could be adversely affected to the extent our reputation is damaged. While we believe we use proven applications and processes designed for data security and integrity to process electronic transactions, there can be no assurance that our use of these applications and processes will be sufficient to counter all current and emerging technology threats designed to breach our systems or otherwise gain unauthorized access to confidential client information or our intellectual property or address the security and privacy concerns of existing and potential customers. Any failures in our security and privacy measures could adversely affect our business, financial condition and results of operations.

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

Interchange fees, which are typically paid by the acquiring bank to the card issuing bank in connection with transactions, are subject to increasingly intense legal, regulatory, and legislative scrutiny worldwide. For instance, in the United States, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, requires the Board of Governors of the Federal Reserve System to regulate the fees charged or received by card issuing banks for processing point-of-sale debit card transactions. Rules limiting point-of-sale debit card interchange fees and restricting routing rules and network exclusivity became effective in 2011, although part of the rules regulating to the limit on debit card interchange fees were recently struck down by the U.S. Federal Court. Certain of our customers or potential customers may experience difficulty complying with any new regulations and as a result, reduce or eliminate purchases of services such as ours. In addition, regulatory actions that impact our industry, even if not directed at us, may require significant efforts and costs to change our services and may require changes to how we price our services to customers. We cannot predict the impact of any of these changes on our operations and financial condition.

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

Our services require us to interconnect with the Visa and MasterCard card associations, and to therefore be registered with those card associations. Since we are not a bank, Visa and MasterCard operating regulations require us to be sponsored by an acquiring bank in order to process payment card transactions.

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

In order for us to continue to grow and improve our operating results, we must continue to increase participation by existing customers, develop new services, cross sell additional services and add new customers in existing and new geographies.

Our future growth depends in part upon our ability to increase participation by our acquiring bank and processor customers’ merchants in the various services that we offer, develop new services, cross sell additional services to existing acquiring bank, processor and merchant customers, and add new acquiring banks and processors, and merchants in existing and new geographies.

In order to increase participation by our customers and their merchants in the various services that we offer together, we need to collaborate with our customers. However, our existing acquiring bank and processor customers may not assist us in increasing participation by their merchants or their merchants may be unreceptive to using our services.  If we are not successful in developing, deploying and selling new services (whether in response to market demand or technological changes), we may not be able to achieve planned growth and any development costs incurred may be wasted.  If our existing customers do not appreciate, and our sales force does not demonstrate, the benefits of our additional services, we will not be able to effectively cross sell to existing customers. Our expansion into new geographies is also dependent upon our ability to deploy our existing platform or to develop new services to meet the particular service needs of each new geographic location. We may not have adequate financial or technological resources to develop effective and secure services that will satisfy the demands of these new markets.

If we fail to increase participation by existing customers, develop new services, cross sell additional services and add new customers in existing and new geographies, we may not be able to continue to grow and improve our operating results.

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

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention. Historically, a significant majority of our revenue has been generated from international customers including international customers of North American merchants. For example, in 2012, we generated 56% of our revenue internationally and 44% in the United States and for the first six months of 2013, we generated 64% of our revenue internationally and 36% in the United States. Our revenue and operations may be subject to risks such as:

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

A significant portion of our net revenue is derived from four countries and territories. For the year ended December 31, 2012, we derived 44%, 18%, 18% and 6% of our net revenue, from the United States, the United Arab Emirates, Hong Kong and China, respectively, and for the first six months of 2013, we derived 36%, 19%, 15% and 6% of our net revenue, from the United States, the United Arab Emirates, Hong Kong and Canada, respectively. We expect that a limited number of countries and territories will continue to account for a significant portion of our net revenue in future periods. If any of these countries or territories are affected by acts of terrorism, natural disasters, such as Hurricane Sandy, which hit the East Coast of the United States in October 2012, the effects of climate change, outbreaks of diseases or other significant adverse changes, cross-border travel to these countries and territories could decline, which could adversely affect our business, financial condition and results of operations.

Adverse changes in general economic or political conditions in any of the major countries or territories in which we do business could adversely affect our operating results.

Our business can be affected by a number of factors that are beyond our control, such as general geopolitical, economic, and business conditions. As a result of the continuing global economic uncertainty, concerns over the downgrade of U.S. sovereign debt, and monetary and financial uncertainties in Europe and other regions, consumers reduced their international travel and spending. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, or the magnitude of any changes in geopolitical or economic conditions and the affect they would have on our business. A further weakening in the global economy may reduce the number of settled transactions and dollar volumes processed and, as a result, reduce our revenue.

Additionally, we generate a significant amount of our revenue from cross-border transactions. Thus, revenue from processing cross-border transactions for our customers fluctuates with cross-border travel and the need for transactions to be converted into a different currency. Cross-border travel may be adversely affected by world geopolitical, economic and other conditions. These include the threat of terrorism, natural disasters, the effects of climate change, outbreaks of diseases and political unrest, such as the recent demonstrations in Brazil and other countries. A decline in cross-border travel could adversely affect our revenue. A decline in the need for conversion of currencies might also adversely affect our revenue and profitability.

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

Our industry is characterized by new and rapidly evolving technologies, developing industry standards and legal regulations and customer requirements and preferences. Recent technological developments include smart cards, money transfer, mobile commerce and radio frequency and proximity payment devices, such as contactless cards. Accordingly, our operating results depend upon, among other things, our ability to anticipate and respond to these industry and customer changes in order to remain competitive. The process of developing new technologies and services and solutions is complex, and carry the risks associated with any research and development effort, including cost overruns, delays in delivery and performance problems.

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

In the global e-commerce payment space, our Shop In Your Currency service and iPAY Gateway, or iPAY, compete with several international online payment service providers, including CyberSource Corporation, a subsidiary of Visa, MasterCard International Gateway Services, or MIGS, PayPal, Inc., Borderfree, Inc. (formerly known as FiftyOne, Inc.), GlobalCollect, WorldPay (UK) Limited, and Payvision. In the United States, we compete against acquiring banks offering multi-currency processing solutions to online merchants, including Chase Paymentech and Bank of America.  In the Asia Pacific region, we compete against regional providers, including AsiaPay Limited, Joint Electronic Teller Services Ltd., or JETCO, and eNETS Pte Ltd, but also support MIGS.

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

We have substantially expanded our overall business, customer base, employee headcount and operations in recent periods both domestically and internationally. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. In particular, we provided our services to approximately 10,000 active merchant locations in nine countries and territories as of December 31, 2009 and approximately 44,000 active merchant locations in more than 20 countries and territories as of June 30, 2013. Our growth strategy contemplates further increasing the number of our customers and active merchant locations, however, the rate at which we have been able to establish relationships with our customers and active merchant locations in the past may not be indicative of the rate at which we will be able to do so in the future.

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

We have potential liability for fraudulent bankcard transactions or credits initiated by merchants or others where we are acting as the acquiring bank by virtue of our status as an ISO or under our acquiring agreements with American Express, JCB and UnionPay. Examples of merchant fraud include when a merchant processes fraudulent debit transactions or credits an accomplice’s payment card for transactions that did not occur or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeit and fraud. While we have systems and procedures designed to detect and reduce the impact of fraud, we cannot ensure the effectiveness of these measures. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud would increase our chargeback liability or other liability. Additionally, if a merchant fails to comply with the applicable requirements of the card associations, including for example where a merchant is a victim of fraud or a data compromise having failed to comply with PCI or card association data security standards, it could be subject to a variety of fines or penalties that may be levied by the card associations. If we cannot collect such amounts from the applicable merchant, we could end up bearing such fines or penalties. Although only a small part of our revenue are derived from direct contractual relationships with merchants, increases in chargebacks or other liability could adversely affect our business, financial condition and results of operations.

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

As of June 30, 2013, we had one patent issued and two patent applications pending in the United States, and multiple issued patents in Australia, India, New Zealand, the Philippines, Singapore, South Africa and Sri Lanka and patent applications pending in several other jurisdictions, all of which are counterparts to our patent and patent applications in the United States. We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them. In addition, third parties could claim invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business.

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

As previously disclosed in our Form 10-K, we had a material weakness in our controls over accounting for income taxes that had not yet been fully remediated as of December 31, 2012.  Management has taken action to remediate this material weakness and has concluded that our controls over accounting for income taxes have not been remediated as of June 30, 2013.  We have had historical errors with return to provision adjustments and deferred tax balances, as well as a lack of a thorough process to identify uncertain tax positions.  This could result in reduced net current and deferred tax assets, which could materially impact previous income tax disclosures.

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

To date, there has been a limited public market for shares of our common stock in the United States. Since 2006, our common stock has traded on AIM under the symbols “PPT” and from 2006 until June 2013 our common stock also traded on AIM under the symbol “PPTR.” From 2008 until December 2012, our common stock traded on the OTCQX in the United States under the symbol “PLPM” and since December 2012, our common stock has traded on NASDAQ. There is currently a limited volume of trading in our common stock on AIM and NASDAQ, which affects the liquidity of our common stock. We cannot predict when or whether investor interest in our common stock might lead to an increase in its market price or the development of a more active trading market. An active trading market for our shares in the United States may never develop or be sustained. If an active market for our common stock does not develop, it may be difficult to sell shares of our common stock without depressing the market price for the shares, or at all.

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

A significant portion of our total outstanding shares may be sold into the market pursuant to registration rights of certain stockholders. If there are substantial sales of shares of our common stock, the price of shares of our common stock could decline.

The price of shares of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. As of July 31, 2013, we had 61,419,323 shares of common stock (which includes 54,568,179 shares of common stock outstanding and 6,851,144 shares of common stock arising from conversion of preferred stock).

The holders of up to an aggregate of 11,072,869 shares of our common stock (which includes shares of our Series A Preferred Stock on an as-converted to common stock basis) outstanding as of July 31, 2013 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We have registered shares of common stock that we issue under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance. The market price of the shares of our common stock could decline as a result of sales of a substantial number of our shares in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

If securities or industry analysts in the United States do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We may not obtain widespread research coverage by securities analysts in the United States, and industry analysts that currently cover us may cease to do so. If there is limited securities analysts’ coverage of our company, or if industry analysts cease coverage of our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Our directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

As of July 31, 2013, our directors, executive officers and holders of more than 5% of our common stock (which includes preferred stock on an as-converted to common stock basis), together with their affiliates, beneficially own, in the aggregate, 69% of our outstanding capital stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of shares of our common stock by:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

(a) Exhibits

Exhibit		Incorporated by Reference			Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.2*	Certification of Chief Financial Officer pursuant to Rule 31a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101*

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

PLANET PAYMENT, INC.
(Registrant)

Dated: August 13, 2013	By:	/S/ PHILIP D. BECK
Philip D. Beck
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 13, 2013	By:	/S/ ROBERT J. COX III
Robert J. Cox III
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

101*

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