Form 10-Q
period 2013-09-30
Planet Payment Inc
filed 2013-11-13
CIK 1362925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013 there were 54,807,308 shares of the registrant’s common stock outstanding.

Planet Payment, Inc.

Report on Form 10-Q

For the Quarterly Period Ended September 30, 2013

Planet Payment®, iPAY® and Pay in Your Currency® are registered trademarks of Planet Payment and Shop in Your Currency ™ and our logo are additional trademarks of Planet Payment. All other service marks, trademarks and trade names appearing in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Planet Payment, Inc. Condensed Consolidated Balance Sheets

	As of September 30,	As of December 31,
	2013	2012
	(unaudited)
Current assets:
Cash and cash equivalents	$4,715,206	$6,002,457
Restricted cash	2,773,485	2,517,616
Accounts receivable, net of allowances of $0.2 million as of September 30, 2013 and $1.5 million as of December 31, 2012	6,419,717	5,585,815
Prepaid expenses and other assets	1,975,654	2,395,137
Total current assets	15,884,062	16,501,025
Other assets:
Restricted cash	429,360	669,406
Property and equipment, net	2,124,950	1,396,154
Software development costs, net	5,026,711	4,776,320
Intangible assets, net	2,890,315	3,289,590
Goodwill	355,673	347,599
Security deposits and other assets	1,207,737	338,408
Total other assets	12,034,746	10,817,477
Total assets	$27,918,808	$27,318,502
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,215,656	$889,118
Accrued expenses	3,314,284	5,298,789
Due to merchants	2,351,156	2,546,140
Current portion of capital leases liability	442,657	337,588
Total current liabilities	7,323,753	9,071,635
Long-term liabilities:
Long-term portion of capital leases liability and deferred income	1,407,690	364,010
Total long-term liabilities	1,407,690	364,010
Total liabilities	8,731,443	9,435,645
Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock— 10,000,000 shares authorized as of September 30, 2013 and December 31, 2012, $0.01 par value: Series A— 2,243,750 issued and outstanding as of September 30, 2013 and December 31, 2012; $8,975,000 aggregate liquidation preference	22,438	22,438
Common stock—250,000,000 shares authorized as of September 30, 2013 and December 31, 2012, $0.01 par value, and 54,570,679 and 53,658,857 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	545,707	536,589
Additional paid-in capital	100,578,442	99,199,149
Accumulated other comprehensive gain	85,969	37,925
Accumulated deficit	(82,045,191)	(81,913,244)
Total stockholders’ equity	19,187,365	17,882,857
Total liabilities and stockholders’ equity	$27,918,808	$27,318,502

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc. Condensed Consolidated Statements of Operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue:
Net revenue	$10,472,912	$9,925,137	$34,323,638	$31,723,111
Operating expenses:
Cost of revenue:
Payment processing services fees	2,742,520	2,724,030	8,293,744	7,941,869
Processing and service costs	3,230,876	2,936,471	9,585,178	8,309,890
Total cost of revenue	5,973,396	5,660,501	17,878,922	16,251,759
Selling, general and administrative expenses	5,320,571	8,229,877	16,492,210	19,549,208
Total operating expenses	11,293,967	13,890,378	34,371,132	35,800,967
Loss from operations	(821,055)	(3,965,241)	(47,494)	(4,077,856)
Other (expense) income:
Interest expense	(21,394)	(14,163)	(50,305)	(42,738)
Interest income	278	513	802	926
Total other expense, net	(21,116)	(13,650)	(49,503)	(41,812)
Loss before benefit (provision) for income taxes	(842,171)	(3,978,891)	(96,997)	(4,119,668)
Benefit (provision) for income taxes	33,617	17,076	(34,950)	(213,622)
Net loss	$(808,554)	$(3,961,815)	$(131,947)	$(4,333,290)
Basic net loss per share applicable to common stockholders	$(0.02)	$(0.08)	$(0.00)	$(0.08)
Diluted net loss per share applicable to common stockholders	$(0.02)	$(0.08)	$(0.00)	$(0.08)
Weighted average common stock outstanding (basic)	53,051,626	52,366,739	52,888,734	52,062,429
Weighted average common stock outstanding (diluted)	53,051,626	52,366,739	52,888,734	52,062,429

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc. Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net loss	$(808,554)	$(3,961,815)	$(131,947)	$(4,333,290)
Foreign currency translation adjustment	126,382	74,765	48,044	9,076
Total comprehensive loss	$(682,172)	$(3,887,050)	$(83,903)	$(4,324,214)

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc. Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(131,947)	$(4,333,290)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock option expense	864,924	824,468
Depreciation and amortization expense	2,123,152	2,052,063
Provision for doubtful accounts	259,443	85,052
Expensing deferred IPO costs	—	2,346,210
Deferred tax liability	—	(66,009)
Loss on disposal of equipment	4,979	—
Gain on insurance settlement	(301,281)	—
Changes in operating assets and liabilities, net of effects of acquisition
Increase in settlement assets	(5,869)	(358,033)
(Increase) decrease in accounts receivables, prepaid expenses and other current assets	(1,038,277)	544,110
Increase in security deposits and other assets	(604,914)	(8,066)
Decrease in accounts payable, accrued expenses and other long-term liabilities	(777,209)	(250,142)
(Decrease) increase in due to merchants	(194,984)	245,047
Other	(22,082)	(17,226)
Net cash provided by operating activities	175,935	1,064,184
Cash flows from investing activities:
Insurance proceeds	401,281	—
(Increase) decrease in restricted cash	(9,954)	9,984
Purchase of property and equipment	(761,372)	(189,685)
Capitalized software development	(1,132,921)	(1,037,742)
Purchase of intangible assets	(99,107)	(75,490)
Cash paid for business combination, net of cash acquired	—	(1,577,829)
Net cash used in investing activities	(1,602,073)	(2,870,762)
Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	483,184	67,680
Principal payments on capital lease obligations	(344,297)	(258,584)
Payment of IPO costs	—	(354,531)
Net cash provided by (used in) financing activities	138,887	(545,435)
Effect of exchange rate changes on cash and cash equivalents(*)	—	—
Net decrease in cash and cash equivalents	(1,287,251)	(2,352,013)
Beginning of period	6,002,457	7,671,963
End of period	$4,715,206	$5,319,950
Supplemental disclosure:
Cash paid for:
Interest	$48,431	$41,804
Income taxes	294,687	304,989
Non-cash investing and financing activities:
Assets acquired under capital leases	$561,469	$550,878
Common stock issued for BPS acquisition	—	1,596,862
Accrued capitalized hardware, software and fixed assets	50,828	85,053
Capitalized stock-based compensation	40,303	—

(*)                                 For the nine months ended September 30, 2013 and 2012, the effect of exchange rate changes on cash and cash equivalents was inconsequential.

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Business description and basis of presentation

Business description

Planet Payment, Inc. together with its wholly owned subsidiaries (“Planet Payment,” the “Company,” “we,” or “our”) is a provider of international payment and transaction processing and multi-currency processing services. The Company provides its services to approximately 46,000 active merchant locations in more than 20 countries and territories across the Asia Pacific region, North America, the Middle East, Africa and Europe, primarily through its acquiring bank and processor customers, as well as through its own direct sales force. The Company’s point-of-sale, e-commerce and ATM services are integrated within the payment card transaction flow and enable its acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. The Company is a registered third party processor with the major card associations and operates in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

Company structure

Planet Payment was incorporated in the State of Delaware on October 12, 1999 as Planet Group Inc. and changed its name to Planet Payment, Inc. on June 18, 2007.

Since March 20, 2006, shares of the Company’s common stock have traded on the Alternative Investment Market of the London Stock Exchange, or AIM, under the symbol “PPT”.  From March 2006 until June 2013 shares of our common stock were also traded on AIM under the symbol “PPTR.” From November 19, 2008 until December 14, 2012, shares of our common stock were traded on the OTCQX under the symbol “PLPM.” On December 17, 2012 shares of our common stock began trading on NASDAQ under the symbol “PLPM.”

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

Unaudited consolidated interim financial information

The accompanying unaudited condensed consolidated interim financial statements as of September 30, 2013 and for the periods ended September 30, 2013 and 2012 have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the statement of operations, financial position and cash flows. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the interim periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  The December 31, 2012 balance sheet information has been derived from the audited financial statements at that date. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulation of the Securities and Exchange Commission, or SEC.

2. Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board issued an update to existing guidance on the presentation of comprehensive income. This update requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income, or AOCI, by component. For significant items reclassified out of AOCI to net income in their entirety during the reporting period, companies must report the effect on the line items in the statement where net income is presented. For significant items not reclassified to net income in their entirety during the period, companies must provide cross-references in the notes to other disclosures that already provide information about those amounts. The Company adopted this update effective January 1, 2013 and it did not have a material impact on the Company’s condensed consolidated financial statements.

3. Hurricane Sandy

In October 2012, the East Coast of the United States was hit by Hurricane Sandy, including the city of Long Beach, where the Company’s corporate offices are located. For the nine months ended September 30, 2013 the Company recorded capital additions related to Hurricane Sandy of approximately $0.5 million primarily related to leasehold improvements, furniture and fixtures and computer hardware.  During the second quarter of 2013 the Company received $0.3 million in insurance proceeds, which is recorded as a gain in selling, general and administrative expenses.

4. Concentration of credit risk

The Company’s assets that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and receivables from clients. The Company places its cash, cash equivalents, and restricted cash with financial banking institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company also maintains cash balances at foreign banking institutions, which are not insured by the FDIC. As of September 30, 2013 and December 31, 2012 the Company’s uninsured cash balances totaled $4.0 million and $5.3 million, respectively.

The Company maintains an allowance for uncollectible accounts receivable based on expected collectability and performs ongoing credit evaluations of customers’ financial condition.  As of March 31, 2013 the Company wrote-off a previously fully reserved trade receivable in the amount of $1.4 million.

The Company’s accounts receivable concentrations of 10% and greater are as follows:

	As of September 30, 2013	As of December 31, 2012
Customer A	15%	26%
Customer B (*)		14
Customer C	14	11
Customer D	27

(*)                                 Customer B is a sponsoring bank for certain merchants within the Company’s payment processing services. Customer B serves as an aggregator of merchant transactions and therefore, there is a concentration risk relating to receivables.  However, revenues are generated from individual merchants that individually do not exceed 10% of the Company’s revenue.

The Company’s revenue concentrations of 10% and greater are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Customer A	22%	23%	21%	23%
Customer C		14	13	17

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(808,554)	$(3,961,815)	$(131,947)	$(4,333,290)
Amounts allocated to participating preferred stockholders under the two-class method	—	—	—	—
Net loss applicable to common stockholders (basic and diluted)	$(808,554)	$(3,961,815)	$(131,947)	$(4,333,290)
Denominator:
Weighted average common stock outstanding (basic)	53,051,626	52,366,739	52,888,734	52,062,429
Common equivalent shares from options and warrants to purchase common stock	—	—	—	—
Weighted average common stock outstanding (diluted) (1) (2)	53,051,626	52,366,739	52,888,734	52,062,429
Basic net loss per share applicable to common stockholders	$(0.02)	$(0.08)	$(0.00)	$(0.08)
Diluted net loss per share applicable to common stockholders (1) (2)	$(0.02)	$(0.08)	$(0.00)	$(0.08)

(1)           In accordance with ASC 260-10-45-48 for the three and nine months ended September 30, 2013 and 2012, the Company has excluded 915,000 contingently issued restricted shares from the calculation of diluted weighted average common stock outstanding as the contingent compensation (a) has not been satisfied at the reporting date nor (b) would have been satisfied if the reporting date was at the end of the contingency period.

(2)           In accordance with ASC 260-10-45-48 for the three and nine months ended September 30, 2013, the Company has excluded 468,941 contingently issued restricted shares from the calculation of diluted weighted average common stock outstanding as the contingent compensation (a) has not been satisfied at the reporting date nor (b) would have been satisfied if the reporting date was at the end of the contingency period.

The following table sets forth the weighted average securities outstanding that have been excluded from the diluted net loss per share calculation because the effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Stock options	8,507,266	8,720,709	8,369,974	8,495,481
Restricted stock awards	206,642	—	96,036	—
Warrants	591,187	2,108,575	594,736	2,108,575
Convertible preferred stock (1)	6,851,144	6,851,144	6,851,144	6,851,144
Total anti-dilutive securities	16,156,239	17,680,428	15,911,890	17,455,200

(1)                                 Diluted net loss per share increases when convertible preferred stock is included in the required sequence in the diluted earnings per share computation. As such, convertible preferred stock is excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2013 and 2012.

6. Stock-based expense

The Company has two types of stock-based compensation programs: stock options and restricted stock awards.

During the second quarter of 2013, 0.9 million stock options with a grant fair value of $1.0 million were granted to certain employees of the Company.  The actual number of shares that will be issued upon exercise of options is subject to the achievement of vesting conditions.  Stock-based expense is recorded on a straight line basis from the date of the grant over the requisite service period of 36 months.

During the second quarter of 2013, 0.7 million restricted stock awards with an award fair value of $1.9 million were granted to certain employees and members of the Company’s Board of Directors.  The actual number of vested shares is subject to the achievement of certain performance targets and/or other vesting conditions.  Stock-based expense is recorded on a straight line basis from the date of the grant over the requisite service period of 12 - 36 months.

Stock-based expense is measured at the grant date based on fair value and recognized as an expense over the requisite service period, net of an estimated forfeiture rate.

The following summarizes stock-based expense recognized by income statement classification:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Processing and service costs	$65,284	$67,811	$173,089	$196,812
Selling, general and administrative expenses	250,684	216,260	691,835	627,656
Total stock-based expense	$315,968	$284,071	$864,924	$824,468

The following summarizes stock-based expense recognized by stock-based compensation program:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Stock options	$228,423	$284,071	$739,992	$824,468
Restricted stock awards	87,545	—	124,932	—
Total stock-based expense	$315,968	$284,071	$864,924	$824,468

7. Branded Payment Solutions Acquisition

On May 23, 2012, the Company acquired all of the outstanding shares of Branded Payment Solutions Limited (“BPS”) for a purchase price of approximately $3.4 million consisting of approximately $1.8 million in cash and $1.6 million in equity equal to 488,337 shares of the Company’s Common Stock, $0.01 par value, that were issued to the BPS shareholders. Of the 488,337 shares issued to the BPS shareholders, 72,887 (valued on the date of closing at $0.2 million) were issued subject to certain technology development milestones that were deemed satisfied in May 2013 and, as a result, all of the contingent shares have been earned.

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

The results of BPS were included in our consolidated statement of operations from the date of acquisition.

8. Property and equipment

Property and equipment, net consist of the following:

	Estimated useful life (years)	As of September 30, 2013	As of December 31, 2012
Equipment	2 - 5	$938,143	$923,356
Computer hardware	3 - 5	2,287,264	1,688,262
Furniture and fixtures	5 - 7	182,319	72,155
Leasehold improvements	5 - 9	675,428	263,691
		4,083,154	2,947,464
Less: Accumulated depreciation and amortization		(1,958,204)	(1,551,310)
Property and equipment, net		$2,124,950	$1,396,154

Property and equipment depreciation and amortization expense is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Depreciation and amortization expense	$136,193	$123,970	$407,684	$395,573

9. Goodwill and intangible assets

The changes in carrying amount of goodwill for the nine months ended September 30, 2013 is as follows:

Goodwill, gross, as of December 31, 2012	$347,599
Impact of change in Euro exchange rate	8,074
Accumulated impairment losses as of September 30, 2013	—
Goodwill, net, as of September 30, 2013	$355,673

The entire goodwill balance is assigned to the payment processing services segment as this is the reporting unit expected to benefit from the synergies of the combination.

Intangible assets are recorded at estimated fair value and are amortized ratably over their estimated useful lives to processing and service costs, which are included in cost of revenue.

The gross book value, accumulated amortization and amortization periods of intangible assets were as follows:

	As of September 30, 2013			As of December 31, 2012			Amortization
	Gross book	Accumulated	Net book	Gross book	Accumulated	Net book	period
	value	amortization	value	value	amortization	value	(years)
Trademarks and patents	$1,039,291	$(308,351)	$730,940	$917,456	$(258,325)	$659,131	15
Technology	2,961,975	(802,600)	2,159,375	2,894,742	(351,018)	2,543,724	5
Customer contracts	867,354	(867,354)	—	867,354	(780,619)	86,735	5
Intangible assets, net	$4,868,620	$(1,978,305)	$2,890,315	$4,679,552	$(1,389,962)	$3,289,590

Amortization expense related to intangible assets is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Amortization expense	$163,274	$194,336	$567,449	$368,357

10. Commitments and contingencies

Employment agreements

Pursuant to employment agreements with certain employees, the Company had a commitment to pay severance of approximately $1.4 million and $1.6 million as of September 30, 2013 and December 31, 2012, respectively, in the event of termination without cause, as defined in the agreements. Additionally, in the event of termination upon a change of control, as defined in the agreements, the Company had a commitment to pay severance of approximately $1.9 million as of both September 30, 2013 and December 31, 2012.

Contingent liabilities

In instances where the Company is acting as the merchant acquirer, the Company bears a risk that a merchant may engage in fraud by submitting for payment certain credit card transactions that may have been manipulated, are fictitious, or are otherwise not bona fide. Similarly, the Company bears the risk that a merchant becomes insolvent, owing money to cardholders. To the extent that such fraud or insolvency occurs in circumstances where the Company is liable to make good any resultant losses, this could affect the Company’s operating results and cash flows. The Company has required certain merchants to post cash reserves of approximately $0.2 million with the acquirer against such liabilities and has itself paid the acquirer a security deposit in connection therewith, as shown on the consolidated balance sheets. Under FASB ASC 460, Guarantees, the Company evaluates its ultimate risk and records an estimate of potential loss for chargeback’s related to merchant fraud and processing errors based upon an assessment of actual historical fraud rates and errors in processing compared to recent bank card processing volume levels. No contingent liability has been recorded as of September 30, 2013 and December 31, 2012, as the risk of material loss is considered remote. The Company monitors these contingent liabilities on a quarterly basis and will provide for a reserve if deemed necessary.

Outstanding litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company currently has no legal proceedings pending against it.

Bank Sponsorship Agreement

The Company has entered into a new five year agreement with a sponsoring bank effective September 1, 2013, which replaces an existing sponsoring agreement.  The Company is required to pay minimum annual sponsorship transaction fees of $0.3 million in year one, escalating each year with minimum fees of $0.5 million in year five for a total minimum fees of $1.8 million to be paid over the term of the agreement.  Sponsorship fees are recorded to cost of sales with the total agreement minimum of $1.8 million recognized on a straight line basis over the term of the agreement.

Pursuant to the agreement, the Company is liable for all losses incurred by the sponsoring bank with respect to the activities of our merchants sponsored under the agreement.  No contingent liability has been recorded as of September 30, 2013 as the risk of material loss is considered remote based on historical information.  The Company monitors this contingent liability on a quarterly basis and will provide for a reserve if deemed necessary.

11. Related party transactions

The Company incurred the following amounts to companies that are principally owned by executives, directors or stockholders of the Company:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Rent	$128,364	$125,065	$294,518	$375,720
Consulting and professional fees	12,773	29,685	52,563	56,569

Rent was paid to BDP Realty Associates LLC a company in which the CEO has a one-third interest.

Consulting and professional fees were paid to a professional services company where a family member of the CEO has a substantial interest but the CEO does not have any financial interest in such company.

12. Accrued expenses

	As of September 30, 2013	As of December 31, 2012
Bonus	$653,999	$852,274
Professional fees	183,556	1,095,526
Gift card liabilities	147,561	778,237
Deferred income (*)	567,648	292,001
Other (**)	1,761,520	2,280,751
Total accrued expenses	$3,314,284	$5,298,789

(*) Current deferred income will be recognized as revenue ratably over the next 12 months.  As of September 30, 2013, included in the balance sheet classification “Long-term portion of capital leases liability and deferred income” is the non-current portion of deferred income in the amount of $0.9 million.  The non-current deferred income balance as of December 31, 2012 is zero.

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

Information about revenue, profit and assets

The CODM evaluates performance and allocates resources based on net revenue and gross profit of each segment. For purposes of analyzing segments, gross profit of the multi-currency processing services segment is equal to net revenue less multi-currency cost of sales of $0.3 million and $1.1 million which is included in “processing and services costs” for the three and nine months ended September 30, 2013, respectively, and for the three and nine months ended September 30, 2012, the amount of multi-currency cost of sales is immaterial. The gross profit for the payment processing services segment includes net revenue of the segment less the cost of revenue component “payment processing services fees”, which includes interchange and card network fees and assessments. Net revenue and gross profit by geographical region is based upon where the transaction originated. Lastly, the Company does not evaluate performance or allocate resources using segment asset data. Long-lived assets are primarily located in North America and Europe and as of September 30, 2013 and December 31, 2012, long-lived asset amounts are $10.4 million and $9.8 million, respectively.

The Company conducts its business primarily in three geographical regions: Asia Pacific (“APAC”), North America, and Central Europe, Middle East and Africa (“CEMEA”). The following table provides revenue concentration by geographic region. Analysis of revenue by segment and geographical region and reconciliations to consolidated revenue and gross profit are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net Revenue:
APAC	$3,629,098	$3,760,580	$11,140,930	$12,014,840
North America	1,622,659	1,391,131	4,741,143	3,467,390
CEMEA	1,307,448	1,399,932	5,955,048	5,432,098
Total multi-currency processing services revenue	6,559,205	6,551,643	21,837,121	20,914,328
Payment processing services revenue	3,913,707	3,373,494	12,486,517	10,808,783
Net revenue	$10,472,912	$9,925,137	$34,323,638	$31,723,111
Gross Profit:
APAC	$3,613,065	$3,760,580	$11,072,546	$12,014,840
North America	1,597,014	1,391,131	4,666,282	3,467,390
CEMEA	1,037,551	1,399,932	4,962,435	5,432,098
Total multi-currency processing services gross profit	6,247,630	6,551,643	20,701,263	20,914,328
Payment processing services gross profit	1,171,187	649,464	4,192,774	2,866,914
Total gross profit	$7,418,817	$7,201,107	$24,894,037	$23,781,242

Payment processing service revenue and gross profit is the result of transactions that primarily originated in North America and no individual customer of the payment processing segment was greater than 10% of segment revenue.

Concentration of revenue by customer by geographical region:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Multi-currency processing services revenue:
APAC:
Customer A	64%	61%	64%	62%
Customer J		12		13
North America:
Customer E	24	19	27	17
Customer F	32	45	31	46
Customer G	11	10	10	11
Customer H	11
CEMEA:
Customer C	67	97	75	99
Customer I	33		25

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

Business overview

We believe Planet Payment is a leading provider of international payment and transaction processing and multi-currency processing services. We provide our services to approximately 46,000 active merchant locations in more than 20 countries and territories across the Asia Pacific region, North America, the Middle East, Africa and Europe, primarily through our acquiring bank and processor customers, as well as through our own direct sales force. Our point-of-sale and e-commerce services help merchants sell more goods and services to consumers and, together with our ATM services, enable our acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels.

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

The following is a table consisting of non-GAAP financial measures and certain other business statistics that management monitors:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
KEY METRICS:
Consolidated gross billings(1)	$26,598,328	$26,252,591	$89,507,161	$83,908,056
Total settled dollar volume processed(2)	$1,693,086,504	$1,496,207,922	$5,124,389,640	$4,366,239,448
Adjusted EBITDA (non-GAAP)(3)	$213,029	$(357,475)	$2,940,582	$1,499,523
Capitalized expenditures	$526,480	$453,325	$2,605,697	$1,387,970
Total active merchant locations (at period end)(4)	46,272	37,806	46,272	37,806
Total settled transactions processed(5)	$15,154,838	$11,826,465	$43,215,992	$33,259,175
Multi-currency processing services key metrics:
Active merchant locations (at period end)(4)	24,106	20,451	24,106	20,451
Settled transactions processed(6)	2,983,102	2,838,374	9,042,446	8,659,071
Gross foreign currency mark-up(7)	$22,684,621	$22,879,097	$77,020,644	$73,099,273
Settled dollar volume processed(8)	$560,228,417	$571,880,110	$1,895,901,344	$1,881,188,121
Average net mark-up percentage on settled dollar volume processed(9)	1.17%	1.15%	1.15%	1.11%
Payment processing services key metrics:
Active merchant locations (at period end)(4)	22,189	17,369	22,189	17,369
Payment processing services revenue(10)	$3,913,707	$3,373,494	$12,486,517	$10,808,783
Settled transactions processed(11)	12,171,736	8,988,091	34,173,546	24,600,104
Settled dollar volume processed(12)	$1,132,858,087	$924,327,812	$3,228,488,296	$2,485,051,327

(1)                                 Represents gross foreign currency mark-up (see footnote 7) plus payment processing services revenue (see footnote 10).

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

(4)                                We consider a merchant location to be active as of a date if the merchant completed at least one revenue-generating transaction at the location during the 90-day period ending on such date. The total number of active merchant locations exceeds the total number of merchants, as merchants may have multiple locations. As of September 30, 2013 and 2012, there were 23 and 14 active merchant locations, respectively, included in both multi-currency and payment processing active merchant locations but are not included in total active merchant locations, in order to eliminate counting these locations twice.

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

(9)                                 Represents the average net foreign currency mark-up percentage earned on settled dollar volume processed using our multi-currency processing services. The average net mark-up percentage on settled dollar volume processed is calculated by taking the reported total multi-currency processing services net revenue ($6.6 million for the three months ended both September 30, 2013 and 2012, and $21.8 million and $20.9 million for the nine months ended September 30, 2013 and 2012, respectively) and dividing by settled dollar volume processed (see footnote 8).

(10)                          Represents revenue earned and reported on payment processing services.

(11)                          Represents settled transactions processed using our payment processing services (excluding other transaction types such as authorizations and rate look-ups).

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

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, our most directly comparable financial measure in accordance with GAAP:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
ADJUSTED EBITDA:
Net loss	$(808,554)	$(3,961,815)	$(131,947)	$(4,333,290)
Interest expense	21,394	14,163	50,305	42,738
Interest income	(278)	(513)	(802)	(926)
(Benefit) provision for income taxes	(33,617)	(17,076)	34,950	213,622
Depreciation and amortization	718,116	744,602	2,123,152	2,052,063
Expensing of deferred IPO costs (1)	—	2,578,770	—	2,578,770
Stock-based expense	315,968	284,071	864,924	824,468
Acquisition deal costs	—	323	—	122,078
Adjusted EBITDA (non-GAAP)	$213,029	$(357,475)	$2,940,582	$1,499,523

(1)         In connection with the preparation of the financial statements as of and for the periods ended September 30, 2012 we determined that it was likely that our IPO will be postponed for a period in excess of 90 days and as a result deemed it to be an aborted offering in accordance with the guidance set forth in ASC 340-10-S99-1.  For the three months ended September 30, 2012, we expensed previously deferred IPO costs of $2.3 million associated with our registration statement on Form S-1 as well as any IPO costs incurred in the third quarter to selling, general and administrative expenses.  The total amount of the third quarter expense was $2.6 million.

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

Analysis of revenue by segment and geographical region:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue:
APAC	$3,629,098	$3,760,580	$11,140,930	$12,014,840
North America	1,622,659	1,391,131	4,741,143	3,467,390
CEMEA	1,307,448	1,399,932	5,955,048	5,432,098
Total multi-currency processing services revenue	6,559,205	6,551,643	21,837,121	20,914,328
Payment processing services revenue	3,913,707	3,373,494	12,486,517	10,808,783
Net revenue	$10,472,912	$9,925,137	$34,323,638	$31,723,111

A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the three and nine months ended September 30, 2013, subsidiaries of Global Payments, Inc. represented 22% and 21% of our revenue, respectively, and Network International, LLC represented 8% and 13% of our revenue, respectively.

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

In October 2012, the East Coast of the United States was hit by Hurricane Sandy, including the city of Long Beach, where our corporate offices are located. For the nine months ended September 30, 2013, we recorded capital additions related to Hurricane Sandy of approximately $0.5 million primarily related to leasehold improvements, furniture and fixtures and computer hardware.  During the second quarter of 2013 we received $0.3 million in insurance proceeds, which was recorded as a gain in selling, general and administrative expenses.

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

Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board issued an update to existing guidance on the presentation of comprehensive income. This update requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income, or AOCI, by component. For significant items reclassified out of AOCI to net income in their entirety during the reporting period, companies must report the effect on the line items in the statement where net income is presented. For significant items not reclassified to net income in their entirety during the period, companies must provide cross-references in the notes to other disclosures that already provide information about those amounts. We adopted this update effective January 1, 2013 and it did not have a material impact on our condensed consolidated financial statements.

Results of operations

The following tables set forth our condensed consolidated results of operations for the periods presented and as a percentage of our net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
		% of		% of		% of		% of
	$ amount	revenue	$ amount	revenue	$ amount	revenue	$ amount	revenue
Revenue:
APAC	$3,629,098	34.7%	$3,760,580	37.9%	$11,140,930	32.5%	$12,014,840	37.9%
North America	1,622,659	15.5	1,391,131	14.0	4,741,143	13.8	3,467,390	10.9
CEMEA	1,307,448	12.5	1,399,932	14.1	5,955,048	17.3	5,432,098	17.1
Total multi-currency processing services revenue	6,559,205	62.7	6,551,643	66.0	21,837,121	63.6	20,914,328	65.9
Payment processing services revenue	3,913,707	37.3	3,373,494	34.0	12,486,517	36.4	10,808,783	34.1
Net revenue	10,472,912	100.0	9,925,137	100.0	34,323,638	100.0	31,723,111	100.0
Operating expenses:
Cost of revenue:
Payment processing services fees	2,742,520	26.2	2,724,030	27.4	8,293,744	24.2	7,941,869	25.0
Processing and service costs	3,230,876	30.8	2,936,471	29.6	9,585,178	27.9	8,309,890	26.2
Total cost of revenue	5,973,396	57.0	5,660,501	57.0	17,878,922	52.1	16,251,759	51.2
Selling, general and administrative expenses	5,320,571	50.8	8,229,877	82.9	16,492,210	48.0	19,549,208	61.6
Total operating expenses	11,293,967	107.8	13,890,378	139.9	34,371,132	100.1	35,800,967	112.8
Loss from operations	(821,055)	(7.8)	(3,965,241)	(39.9)	(47,494)	(0.1)	(4,077,856)	(12.8)
Other (expense) income:
Interest expense	(21,394)	(0.2)	(14,163)	(0.1)	(50,305)	(0.1)	(42,738)	(0.1)
Interest income	278	0.0	513	0.0	802	0.0	926	0.0
Total other expense, net	(21,116)	(0.2)	(13,650)	(0.1)	(49,503)	(0.1)	(41,812)	(0.1)
Loss before (benefit) provision for income taxes	(842,171)	(8.0)	(3,978,891)	(40.0)	(96,997)	(0.2)	(4,119,668)	(12.9)
Benefit (provision) for income taxes	33,617	0.3	17,076	0.2	(34,950)	(0.1)	(213,622)	(0.7)
Net loss	$(808,554)	(7.7)%	$(3,961,815)	(39.8)%	$(131,947)	(0.3)%	$(4,333,290)	(13.6)%

Comparison of the three months ended September 30, 2013 and 2012

Revenue

	Three months ended September 30,		Variance
	2013	2012	Amount	Percent
APAC	$3,629,098	$3,760,580	$(131,482)	(3)%
North America	1,622,659	1,391,131	231,528	17
CEMEA	1,307,448	1,399,932	(92,484)	(7)
Total multi-currency processing services revenue	6,559,205	6,551,643	7,562	0
Payment processing services revenue	3,913,707	3,373,494	540,213	16
Net revenue	$10,472,912	$9,925,137	$547,775	6

Net revenue increased $0.5 million, or 6%, to $10.4 million for the three months ended September 30, 2013 from $9.9 million for the three months ended September 30, 2012. The quarter over quarter increase in revenue is further described below.

Multi-currency processing services revenue

APAC multi-currency processing services revenue.  APAC multi-currency processing services revenue decreased $0.2 million, or 3%, to $3.6 million for the three months ended September 30, 2013 from $3.8 million for the three months ended September 30, 2012. The decrease in APAC multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three months ended September 30,		Variance
	2013	2012	Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	12,290	11,636	654	6%
APAC multi-currency processing settled transactions processed	1,353,123	1,357,765	(4,642)	0
APAC multi-currency processing gross foreign currency mark-up	$13,962,825	$13,889,271	$73,554	1
APAC multi-currency processing settled dollar volume processed	$325,342,461	$328,133,942	$(2,791,481)	(1)
APAC average net mark-up % on settled dollar volume processed	1.12%	1.15%	(0.03)%	(3)

The 1% decrease in settled dollar volume processed resulted in a $0.1 million decrease to revenue.  APAC multi-currency processing revenue was further decreased by a 3% decline in our average net mark-up percentage on settled dollar volume processed, which resulted in a $0.1 million decrease to revenue.  The decrease in average net mark-up percentage on settled dollar volume processed was primarily due to re-pricing certain contracts that have been renewed on a long-term basis as well as the pricing mix of services during the period.

North America multi-currency processing services revenue.  North America multi-currency processing services revenue increased $0.2 million, or 17% to $1.6 million for the three months ended September 30, 2013 from $1.4 million for the three months ended September 30, 2012. The increase in North America multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three months ended September 30,		Variance
	2013	2012	Amount	Percent
North America multi-currency processing active merchant locations (at period end)	3,815	3,756	59	2%
North America multi-currency processing settled transactions processed	807,676	880,027	(72,351)	(8)
North America multi-currency processing gross foreign currency mark-up	$3,737,011	$3,422,321	$314,690	9
North America multi-currency processing settled dollar volume processed	$99,261,405	$106,789,234	$(7,527,829)	(7)
North America average net mark-up % on settled dollar volume processed	1.63%	1.30%	0.33%	25

The 25% increase in our average net mark-up percentage on settled dollar volume processed resulted in a $0.3 million increase to revenue which was partially offset by a 7% decrease in settled dollar volume processed, which resulted in a $0.1 decrease to revenue. The primary reason for the increase in our average net mark-up percentage on settled dollar volume processed was due to customer and product mix.

CEMEA multi-currency processing services revenue. CEMEA multi-currency processing services revenue decreased $0.1 million, or 7% to $1.3 million for the three months ended September 30, 2013 from $1.4 million for the three months ended September 30, 2012. The decrease in CEMEA multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three months ended September 30,		Variance
	2013	2012	Amount	Percent
CEMEA multi-currency processing active merchant locations (at period end)	8,001	5,059	2,942	58%
CEMEA multi-currency processing settled transactions processed	822,303	600,582	221,721	37
CEMEA multi-currency processing gross foreign currency mark-up	$4,984,785	$5,567,505	$(582,720)	(10)
CEMEA multi-currency processing settled dollar volume processed	$135,624,551	$136,956,934	$(1,332,383)	(1)
CEMEA average net mark-up % on settled dollar volume processed	0.96%	1.02%	(0.06)%	(6)

The 6% decrease in our average net mark-up percentage on settled dollar volume processed resulted in a $0.1 million decrease to revenue.  The primary reason for the decrease in our average net mark-up percentage on settled dollar volume processed was due to customer mix.

Payment processing services revenue

Payment processing services revenue is primarily earned from transaction processing services for customers in North America.  Payment processing services revenue increased $0.5 million, or 16%, to $3.9 million for the three months ended September 30, 2013 from $3.4 million for the three months ended September 30, 2012.  The increase was primarily due to professional services fees and transaction processing fees, arising from the roll-out of new payment processing customers for both financial and non-financial transactions.

Cost of revenue

	Three months ended September 30,		Variance
	2013	2012	Amount	Percent
Payment processing services fees	$2,742,520	$2,724,030	$18,490	1%
Processing and service costs	3,230,876	2,936,471	294,405	10
Total cost of revenue	$5,973,396	$5,660,501	$312,895	6

Payment processing services fees remained constant at $2.7 million for the three months ended both September 30, 2013 and 2012.  The increase in processing and service costs of $0.3 million, or 10%, to $3.2 million for the three months ended September 30, 2013 from $2.9 million for the three months ended September 30, 2012 is due to a $0.3 million increase in multi-currency referral commissions earned by third party agents for new multi-currency customers implemented in the fourth quarter of 2012.

Selling, general and administrative expenses

	Three months ended September 30,		Variance
	2013	2012	Amount	Percent
Selling, general and administrative expenses	$5,320,571	$8,229,877	$(2,909,306)	(35)%

Selling, general and administrative expenses decreased $2.9 million, or 35%, to $5.3 million for the three months ended September 30, 2013 from $8.2 million for the three months ended September 30, 2012. The decrease in selling, general and administrative expenses was primarily the result of a decrease in public company costs due to expensing deferred IPO costs of $2.5 million and a $0.2 million decrease in professional fees due to the non-recurrence of expenses incurred related to the filing of our registration statement with the SEC in 2012.

Comparison of the nine months ended September 30, 2013 and 2012

Revenue

	Nine months ended September 30,		Variance
	2013	2012	Amount	Percent
APAC	$11,140,930	$12,014,840	$(873,910)	(7)%
North America	4,741,143	3,467,390	1,273,753	37
CEMEA	5,955,048	5,432,098	522,950	10
Total multi-currency processing services revenue	21,837,121	20,914,328	922,793	4
Payment processing services revenue	12,486,517	10,808,783	1,677,734	16
Net revenue	$34,323,638	$31,723,111	$2,600,527	8

Net revenue increased $2.6 million, or 8%, to $34.3 million for the nine months ended September 30, 2013 from $31.7 million for the nine months ended September 30, 2012. The period over period increase in revenue is further described below.

Multi-currency processing services revenue

APAC multi-currency processing services revenue.  APAC multi-currency processing services revenue decreased $0.9 million, or 7%, to $11.1 million for the nine months ended September 30, 2013 from $12.0 million for the nine months ended September 30, 2012. The decrease in APAC multi-currency processing services revenue was driven by changes in the following key business metrics:

	Nine months ended September 30,		Variance
	2013	2012	Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	12,290	11,636	654	6%
APAC multi-currency processing settled transactions processed	4,017,506	4,235,358	(217,852)	(5)
APAC multi-currency processing gross foreign currency mark-up	$43,114,410	$43,721,834	$(607,424)	(1)
APAC multi-currency processing settled dollar volume processed	$1,018,737,930	$1,061,885,693	$(43,147,763)	(4)
APAC average net mark-up % on settled dollar volume processed	1.09%	1.13%	(0.04)%	(4)

The 4% decrease in settled dollar volume processed resulted in a $0.5 million decrease to revenue.  APAC multi-currency processing revenue was further decreased by a 4% decrease in our average net mark-up percentage on settled dollar volume processed, which resulted in a $0.4 million decrease to revenue.  The decrease in average net mark-up percentage on settled dollar volume processed was primarily due to re-pricing certain contracts that have been renewed on a long-term basis as well as the pricing mix of services during the period.

North America multi-currency processing services revenue.  North America multi-currency processing services revenue increased $1.3 million, or 37% to $4.8 million for the nine months ended September 30, 2013 from $3.5 million for the nine months ended September 30, 2012. The increase in North America multi-currency processing services revenue was driven by changes in the following key business metrics:

	Nine months ended September 30,		Variance
	2013	2012	Amount	Percent
North America multi-currency processing active merchant locations (at period end)	3,815	3,756	59	2%
North America multi-currency processing settled transactions processed	2,263,754	2,326,946	(63,192)	(3)
North America multi-currency processing gross foreign currency mark-up	$10,673,592	$8,747,271	$1,926,321	22
North America multi-currency processing settled dollar volume processed	$291,594,508	$275,486,022	$16,108,486	6
North America average net mark-up % on settled dollar volume processed	1.63%	1.26%	0.37%	29

The 6% increase in settled dollar volume processed resulted in a $0.3 million increase to revenue. The primary reason for the increase in settled dollar volume processed was an increase in active North America active merchant locations during the first half of 2013 as compared to the same period in 2012.  North America multi-currency processing revenue was further impacted by a 29% increase in our average net mark-up percentage on settled dollar volume processed, which resulted in a $1.0 million increase to revenue. The primary reason for the increase in our average net mark-up percentage on settled dollar volume processed was due to customer and product mix.

CEMEA multi-currency processing services revenue. CEMEA multi-currency processing services revenue increased $0.5 million, or 10% to $5.9 million for the nine months ended September 30, 2013 from $5.4 million for the nine months ended September 30, 2012. The increase in CEMEA multi-currency processing services revenue was driven by changes in the following key business metrics:

	Nine months ended September 30,		Variance
	2013	2012	Amount	Percent
CEMEA multi-currency processing active merchant locations (at period end)	8,001	5,059	2,942	58%
CEMEA multi-currency processing settled transactions processed	2,761,186	2,096,767	664,419	32
CEMEA multi-currency processing gross foreign currency mark-up	$23,232,642	$20,630,168	$2,602,474	13
CEMEA multi-currency processing settled dollar volume processed	$585,568,906	$543,816,407	$41,752,499	8
CEMEA average net mark-up % on settled dollar volume processed	1.02%	1.00%	0.02%	2

The 8% increase in settled dollar volume processed resulted in a $0.4 million increase in revenue. CEMEA multi-currency revenue was further increased by a 2% improvement in our average net mark-up percentage on settled dollar volume processed, which resulted in a $0.1 million increase to revenue.  The increase in settled dollar volume processed was due to the continued merchant rollout for a new CEMEA customer. The addition of new merchant locations from this new customer significantly impacted the number of transactions processed through our multi-currency services in CEMEA.

Payment processing services revenue

Payment processing services revenue is primarily earned from transaction processing services for customers in North America.  Payment processing services revenue increased $1.7 million, or 16%, to $12.5 million for the nine months ended September 30, 2013 from $10.8 million for the nine months ended September 30, 2012.  The increase was primarily due to professional services and transaction processing fees, arising from new payment processing customers for both financial and non-financial transactions.

Cost of revenue

	Nine months ended September 30,		Variance
	2013	2012	Amount	Percent
Payment processing services fees	$8,293,744	$7,941,869	$351,875	4%
Processing and service costs	9,585,178	8,309,890	1,275,288	15
Total cost of revenue	$17,878,922	$16,251,759	$1,627,163	10

The increase in payment processing service fees of $0.4 million, or 4%, to $8.3 million for the nine months ended September 30, 2013 from $7.9 million for the nine months ended September 30, 2012 was primarily a result of a $0.1 million increase due to the roll-out of new payment processing customers and a $0.2 million increase as a result of the pricing mix of services for the nine months ended September 30, 2013.

The increase in processing and service costs of $1.3 million, or 15%, to $9.6 million for the nine months ended September 30, 2013 from $8.3 million for the nine months ended September 30, 2012 was primarily due to an increase in multi-currency referral commissions earned by third party agents for new multi-currency customers implemented in the fourth quarter of 2012.

Selling, general and administrative expenses

	Nine months ended September 30,		Variance
	2013	2012	Amount	Percent
Selling, general and administrative expenses	$16,492,210	$19,549,208	$(3,056,998)	(16)%

Selling, general and administrative expenses decreased $3.0 million, or 16%, to $16.5 million for the nine months ended September 30, 2013 from $19.5 million for the nine months ended September 30, 2012. The decrease in selling, general and administrative expenses was the result of a decrease in in public company costs due to expensing of deferred IPO costs of $2.5 million, a $0.5 million decrease in professional fees due to the non-recurrence of expenses incurred related to the filing of our registration statement with the SEC in 2012, a $0.3 million insurance settlement gain related to Hurricane Sandy and a $0.7 decrease to other selling, general and administrative expenses as a result of cost management.  These decreases are offset by an increase to salary compensation and related benefits of $0.8 million due to budgeted head count additions to support the growth in our existing business, and launches into new markets with new customers.

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

Sources of liquidity

As of September 30, 2013, we had approximately $4.7 million in cash and cash equivalents of which we had $3.8 million in cash held by foreign subsidiaries. Currently, if we were to repatriate cash held by our foreign subsidiaries, to the extent that such repatriation was a taxable event, we could utilize a portion of our $70.5 million net operating loss carryforward to offset the tax obligation, so that no U.S. tax liability would arise. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Capital expenditures

Our capital expenditures related to property and equipment, software development costs, and intangible assets were $2.6 million in the first nine months of 2013. The 2013 capital expenditures were primarily attributable to our investment in the business primarily through capital expenditures for network infrastructure and investments in software development and tenant improvements at our corporate office following Hurricane Sandy.

Cash flows

	Nine months ended September 30,
	2013	2012
Cash provided by operating activities	$175,935	$1,064,184
Cash used in investing activities	(1,602,073)	(2,870,762)
Cash provided by (used in) financing activities	138,887	(545,435)

Operating activities

Cash provided by operating activities during the nine months ended September 30, 2013 was $0.2 million, comprising $2.8 million cash generated by operations and a net decrease in our operating assets and liabilities of $2.6 million. This net decrease in our operating assets and liabilities of $2.6 million primarily consisted of a $1.4 million decrease in accounts payable, accrued expenses and other long-term liabilities due to timing of vendor payments, $0.2 million decrease in our due to merchants, $1.0 million increase in receivables, prepaid expenses and other assets, and a $0.6 million increase in security deposits and other assets which was partially offset by a $0.6 million increase in deferred income. Cash generated by operations of $2.8 million was inclusive of net loss of $0.1 million and total net non-cash charges of $2.9 million. Significant non-cash adjustments to net income primarily included: (i) depreciation and amortization expense of $2.1 million and (ii) stock option expense of $0.9 million, partially offset by $0.3 million insurance settlement gain related to Hurricane Sandy.

Cash provided by operating activities during the nine months ended September 30, 2012 was $1.1 million, comprising of $0.9 million of cash generated by operations and a net increase in our operating assets and liabilities of $0.2 million.  This net increase in our operating assets and liabilities of $0.2 million primarily consisted of a $0.5 million decrease in accounts receivable and other current assets, driven by better cash collection efforts, coupled with a $0.2 million increase in our due to merchant liability.  These amounts were offset by an increase in settlement assets of $0.4 million.  Cash generated by operations of $0.9 million was inclusive of a net loss of $4.3 million and total net non-cash charges of $5.2 million.  Significant non-cash adjustments to net income primarily included:  (i) expensing of previously deferred IPO costs of $2.3 million, (ii) depreciation and amortization expense of $2.1 million and (iii) stock option expense of $0.8 million.

Investing activities

Cash used in investing activities for the nine months ended September 30, 2013 was $1.6 million, which was primarily attributable to our investment in the business through capital expenditures for network infrastructure and investments in software development and tenant improvements at our corporate office following Hurricane Sandy.

Cash used in investing activities for the nine months ended September 30, 2012 was $2.9 million, which was primarily attributable to the purchase of BPS for $1.6 million and our investment in the business through capital expenditures for network infrastructure and investments in software development.

Financing activities

Cash provided by financing activities for the nine months ended September 30, 2013 was $0.1 million, comprising of $0.5 million in proceeds from option exercises offset by $0.4 million in capital lease payments.

Cash used in financing activities for the nine months ended September 30, 2012 was $0.5 million, primarily consisting of $0.4 million in paid IPO costs.

Contractual obligations and commitments

As of September 30, 2013, there were no material changes in our contractual obligations and commitments as disclosed in our financial statements for the year ended December 31, 2012, except as disclosed below.

We entered into a new five year agreement with a sponsoring bank effective September 1, 2013, which replaces an existing sponsorship agreement.  We are required to pay minimum annual sponsorship transaction fees of $0.3 million in year one, escalating each year with minimum fees of $0.5 million in year five for a total minimum fees of $1.8 million to be paid over the term of the agreement.  Sponsorship fees are recorded to cost of sales with the total agreement minimum of $1.8 million recognized on a straight line basis over the term of the agreement.

Pursuant to the agreement, we are liable for all losses incurred by the sponsoring bank with respect to the activities of our merchants sponsored under the agreement.  No contingent liability has been recorded as of September 30, 2013 as the risk of material loss is considered remote based on historical information.  Management monitors this contingent liability on a quarterly basis and we will provide for a reserve if deemed necessary.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We had cash and cash equivalents totaling $4.7 million and $6.0 million as of September 30, 2013 and December 31, 2012, respectively.  The cash and cash equivalents are held for working capital purposes. We did not have any derivative financial instruments as of September 30, 2013 and December 31, 2012. We are not exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates given the historic low levels of interest being earned on the short-term fixed-rate cash operating accounts.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the period covered by this report. As previously disclosed in our Form 10-K, we had a material weakness in our controls over accounting for income taxes as of December 31, 2012.  While management has taken action to address this material weakness it has not been remediated as of September 30, 2013.  Our Chief Executive Officer and Chief Financial Officer have concluded that because of the material weakness in our internal control over financial reporting in accounting for income taxes, our disclosure controls and procedures were not effective as of the period covered by this report. Notwithstanding the material weakness in our internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the unaudited condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We currently have no material legal proceedings pending against us.

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

We had a net loss of $0.1 million for the nine months ended September 30, 2013 and a net loss of $4.5 million for the year ended December 31, 2012, and have incurred losses since our inception, except in 2011.  We had an accumulated deficit of $82.0 million as of September 30, 2013.

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

A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the nine months ended September 30, 2013, subsidiaries of Global Payments Inc. represented 21% of our revenue and Network International, LLC represented 13% of our revenue. Our contractual arrangements with these customers do not obligate them to offer our services and if they choose to do so, the agreements do not dictate the timing of implementation. Additionally, if these customers lose merchants or if their merchants do not use our services, then our revenue will decrease.

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

We are subject to regulations that affect the electronic payments industry in the countries and territories in which we operate. Regulation and proposed regulation of the payments industry has increased significantly in recent years. Failure to comply with regulations may result in the suspension or revocation of a license or registration, the limitation, suspension or termination of service, and the imposition of civil and criminal penalties, including fines, which could have a material adverse effect on our financial condition. For example, we are subject to:

•                  the rules of Visa, MasterCard, Discover American Express, JCB, UnionPay and other payment networks;

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

Interchange fees, which are typically paid by the acquiring bank to the card issuing bank in connection with transactions, are subject to increasingly intense legal, regulatory, and legislative scrutiny worldwide. For instance, in the United States, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, requires the Board of Governors of the Federal Reserve System to regulate the fees charged or received by card issuing banks for processing point-of-sale debit card transactions. Rules limiting point-of-sale debit card interchange fees and restricting routing rules and network exclusivity became effective in 2011, although a number of the rules regulating the limit on debit card interchange fees were recently struck down a U.S. Federal Court. Certain of our customers or potential customers may experience difficulty complying with any new regulations and as a result, reduce or eliminate purchases of services such as ours. In addition, regulatory actions that impact our industry, even if not directed at us, may require significant efforts and costs to change our services and may require changes to how we price our services to customers. We cannot predict the impact of any of these changes on our operations and financial condition.

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

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention. Historically, a significant majority of our revenue has been generated from international customers including international customers of North American merchants. For example, in 2012, we generated 56% of our revenue internationally and 44% in the United States and for the first nine months of 2013, we generated 63% of our revenue internationally and 37% in the United States. Our revenue and operations may be subject to risks such as:

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

A significant portion of our net revenue is derived from four countries and territories. For the year ended December 31, 2012, we derived 44%, 18%, 18% and 6% of our net revenue, from the United States, the United Arab Emirates, Hong Kong and China, respectively, and for the first nine months of 2013, we derived 37%, 17%, 15% 6%, and 5% of our net revenue, from the United States, the United Arab Emirates, Hong Kong, Canada, and China, respectively. We expect that a limited number of countries and territories will continue to account for a significant portion of our net revenue in future periods. If any of these countries or territories are affected by acts of terrorism, natural disasters, such as Hurricane Sandy, which hit the East Coast of the United States in October 2012, the effects of climate change, outbreaks of diseases or other significant adverse changes, cross-border travel to these countries and territories could decline, which could adversely affect our business, financial condition and results of operations.

Adverse changes in general economic or political conditions in any of the major countries or territories in which we do business could adversely affect our operating results.

Our business can be affected by a number of factors that are beyond our control, such as general geopolitical, economic, and business conditions. As a result of the continuing global economic uncertainty, concerns over the downgrade of U.S. sovereign debt, the recent U.S. federal government shut-down, concerns over future U.S. budgetary negotiations and monetary and financial uncertainties in Europe and other regions, consumers reduced their international travel and spending. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, or the magnitude of any changes in geopolitical or economic conditions and the affect they would have on our business. A further weakening in the global economy may reduce the number of settled transactions and dollar volumes processed and, as a result, reduce our revenue.

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

Our services are based on sophisticated software and computing systems and are designed to interface with our customers’ payment card systems, each of which may have different specifications and utilize different standards. If we find errors in the existing software or defects in the hardware used in our customers’ systems, or if there are errors or delays in our processing of electronic transactions or defects in our software, we may need to modify our services or solutions to fix or overcome these errors, delays and defects and/or our customers may need to modify or fix their systems so that our services and solutions will interoperate with the existing software and hardware. Either of these solutions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential customers, harm to our reputation, breaches in security and/or exposure to liability claims. Such errors and defects and any delays in fixing them, whether in our system or those of our customers could impact the processing of transactions, which would have an adverse effect on our revenues which are derived from transaction processing.  In addition, if our services and solutions do not interoperate with our customers’ systems, customers may seek to hold us liable and demand for our services and solutions could be adversely affected. Any of these events could hurt our operating results, damage our reputation, and adversely affect our business, financial condition and results of operations.

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

We have substantially expanded our overall business, customer base, employee headcount and operations in recent periods both domestically and internationally. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. In particular, we provided our services to approximately 10,000 active merchant locations in nine countries and territories as of December 31, 2009 and approximately 46,000 active merchant locations in more than 20 countries and territories as of September 30, 2013. Our growth strategy contemplates further increasing the number of our customers and active merchant locations, however, the rate at which we have been able to establish relationships with our customers and active merchant locations in the past may not be indicative of the rate at which we will be able to do so in the future.

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

In the event a billing dispute between a consumer and a merchant is not resolved in favor of the merchant, the transaction is normally “charged back” to the merchant and the purchase price is credited or otherwise refunded to the consumer. If we are acting as the acquiring bank by virtue of our status as an ISO or under our acquiring agreements with American Express, Discover, JCB and UnionPay and are unable to collect such amounts from the merchant’s account or reserve account (if applicable), or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for a chargeback, we bear the loss for the amount of the refund paid to the consumer. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. Although only a small part of our revenue is derived from direct contractual acquiring relationships with merchants, any increase in chargebacks not paid by our merchants may adversely affect our business, financial condition and results of operations.

Where we have direct contractual acquiring relationships with merchants, fraud by merchants or others or the violation of card association requirements by merchants could have an adverse effect on our operating results and financial condition.

We have potential liability for fraudulent bankcard transactions or credits initiated by merchants or others where we are acting as the acquiring bank by virtue of our status as an ISO or under our acquiring agreements with American Express, Discover, JCB and UnionPay. Examples of merchant fraud include when a merchant processes fraudulent debit transactions or credits an accomplice’s payment card for transactions that did not occur or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeit and fraud. While we have systems and procedures designed to detect and reduce the impact of fraud, we cannot ensure the effectiveness of these measures. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud would increase our chargeback liability or other liability. Additionally, if a merchant fails to comply with the applicable requirements of the card associations, including for example where a merchant is a victim of fraud or its data is compromised due to a failure to comply with PCI or card association data security standards, it could be subject to a variety of fines or penalties that may be levied by the card associations. If we cannot collect such amounts from the applicable merchant, we could end up bearing such fines or penalties. Although only a small part of our revenue are derived from direct contractual relationships with merchants, increases in chargebacks or other liability could adversely affect our business, financial condition and results of operations.

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

As of September 30, 2013, we had one patent issued and two patent applications pending in the United States, and multiple issued patents in Australia, India, New Zealand, the Philippines, Singapore, South Africa and Sri Lanka and patent applications pending in several other jurisdictions, all of which are counterparts to our patent and patent applications in the United States. We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them. In addition, third parties could claim invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of September 30 of any year before the end of that five-year period, we would cease to be an “emerging growth company” as of December 31 of that year. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As previously disclosed in our Form 10-K, we had a material weakness in our controls over accounting for income taxes that had not yet been fully remediated as of December 31, 2012.  Management has taken action to remediate this material weakness and has concluded that our controls over accounting for income taxes have not been remediated as of September 30, 2013.  We have had historical errors with return to provision adjustments and deferred tax balances, as well as a lack of a thorough process to identify uncertain tax positions.  This could result in reduced net current and deferred tax assets, which could materially impact previous income tax disclosures.

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

To date, there has been a limited public market for shares of our common stock in the United States. Since 2006, our common stock has traded on AIM under the symbol “PPT” and from 2006 until June 2013 our common stock also traded on AIM under the symbol “PPTR.” From 2008 until December 2012, our common stock traded on the OTCQX in the United States under the symbol “PLPM” and since December 2012, our common stock has traded on NASDAQ. There is currently a limited volume of trading in our common stock on AIM and NASDAQ, which affects the liquidity of our common stock. We cannot predict when or whether investor interest in our common stock might lead to an increase in its market price or the development of a more active trading market. An active trading market for our shares in the United States may never develop or be sustained. If an active market for our common stock does not develop, it may be difficult to sell shares of our common stock without depressing the market price for the shares, or at all.

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

The price of shares of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. As of October 31, 2013, we had 61,658,452 shares of common stock (which includes 54,807,308 shares of common stock outstanding and 6,851,144 shares of common stock arising from conversion of preferred stock).

The holders of up to an aggregate of 11,072,869 shares of our common stock (which includes shares of our Series A Preferred Stock on an as-converted to common stock basis) outstanding as of October 31, 2013 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We have registered shares of common stock that we issue under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance. The market price of the shares of our common stock could decline as a result of sales of a substantial number of our shares in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

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

As of October 31, 2013, our directors, executive officers and holders of more than 5% of our common stock (which includes preferred stock on an as-converted to common stock basis), together with their affiliates, beneficially own, in the aggregate, 58% of our outstanding capital stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of shares of our common stock by:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

(a) Exhibits

Exhibit		Incorporated by Reference			Filing	Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to Rule 31a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101*

Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, (v) the unaudited Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity and Comprehensive Income and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

PLANET PAYMENT, INC.
(Registrant)

Dated: November 12, 2013	By:	/S/ PHILIP D. BECK
Philip D. Beck
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2013	By:	/S/ ROBERT J. COX III
Robert J. Cox III
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filing	Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101*

Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, (v) the unaudited Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity and Comprehensive Income and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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