Form 10-K
period 2013-12-31
Planet Payment Inc
filed 2014-03-07
CIK 1362925

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 001-35699

PLANET PAYMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4084693 (I.R.S. Employer Identification No.)

670 Long Beach Blvd., Long Beach, NY 11561
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (516) 670-3200

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "larger accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

          As of June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates based on the closing price of the registrant's common stock on June 28, 2013 as reported on The NASDAQ Stock Market was $78,161,378. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person

          As of February 28, 2014, 54,829,295 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Definitive Proxy Statement for the registrant's 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended December 31, 2013 are incorporated by reference in Items 10 - 14 of Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K includes forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in "Item 1A. Risk Factors." In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of these forward-looking statements after the date of this Annual Report on Form 10-K or to conform these statements to actual results or revised expectations.

Emerging Growth Company Status

        We are an "emerging growth company," as defined in the Jumpstart our Business Act enacted in April, 2012, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an "emerging growth company" until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of an initial public offering of our equity securities; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three year period; and (iv) the date on which we are deemed to be a "large accelerated filer."

        Under Section of 107(b) of the Jumpstart Our Business Startups Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail our self of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

PART I

ITEM 1.    BUSINESS

Overview

        We believe Planet Payment is a leading provider of international payment and transaction processing and multi-currency processing services. We provide our services to approximately 61,000 active merchant locations in 22 countries and territories across the Asia Pacific region, North America, the Middle East, Africa and Europe, primarily through our acquiring bank and processor customers, as well as through our own direct sales force. We provide banks and their merchants with innovative services to accept, process and reconcile electronic payments. Our point-of-sale multi-currency payment processing services are designed for merchants in the retail, restaurant, and hospitality environments. We also provide payment services for e-commerce and mail and telephone order merchants. Our point-of-sale and e-commerce services help merchants sell more goods and services to consumers, and are integrated within the international payment card transaction process enabling our acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. Our ATM services provide our domestic and international acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction. We also offer non-financial transaction processing services that allow merchants to offer a range of commercial services including pre-paid mobile phone top-up, bill payments and insurance premiums, using the same point-of-sale devices deployed to accept payment cards. We are a registered third party processor with the major card associations and operate in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council's Data Security Standards.

        Our services help banks, processors and merchants enhance revenue, broaden their product set and open new sales channels. Our payment processing services enable the authorization and settlement of payment transactions by providing the connections between the merchant, its bank and the card association. In addition, we provide online access to advanced reconciliation and reporting services and localized language support to our customers. Our flagship offerings are our multi-currency processing services, which include Pay In Your Currency, Shop In Your Currency and Bank In Your Currency. These services enable merchants to offer customized pricing in multiple currencies. Additionally, acquiring banks, processors and merchants all benefit from the ease of settlement and reporting in their local currency.

        Our proprietary, currency-neutral payment processing technology platform enables us to develop and deliver a broad range of international payment services, quickly enter new markets and provide a range of differentiated solutions and analytical tools that are easily integrated within our customers' existing business processes. We provide our customers with worldwide connectivity to our payments infrastructure that is secure, compliant and regularly updated with the latest capabilities, services and functionalities. Our secure platform was developed with next-generation technology, free of many of the traditional legacy constraints of older platforms. It is highly scalable to facilitate growth and meet the needs of new large volume customers, and flexible to provide a broad range of capabilities, including the unique regional requirements of the various markets in which we operate.

        We distribute and cross sell our services across a variety of points of sale and e-commerce payment channels with customized solutions in specific verticals, such as hospitality, restaurants and retail. We believe our business model creates powerful network effects which will help drive growth and operating leverage in our business while our contracts, which generally have an initial term of three to five years, offer stability to and enhanced visibility of our financial performance. In 2013, we generated 64% of our revenue internationally and 36% in the United States, through a recurring revenue model that generates fees every time a purchase is made across our network. We manage our business through two operating segments. For the year ended December 31, 2013, our multi-currency processing services represented approximately 64% of our revenue and our payment processing services represented approximately 36% of our revenue.

        We were incorporated in Delaware in October 1999 and our common stock is traded on The NASDAQ Stock Market, or NASDAQ and the AIM Market of the London Stock Exchange Plc.. Our corporate headquarters are located at 670 Long Beach Blvd., Long Beach, New York 11561, and our main telephone number is (516) 670-3200. We maintain a website at www.planetpayment.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K.

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

Acquiring banks, processors and card associations

        Through our platform, acquiring banks, processors and card associations are able to offer differentiated services to merchant customers that enhance merchant loyalty, attract new merchants, and open new sales channels. In addition, by securing a share of the foreign exchange rate margin, our customers gain access to a new, high-margin revenue stream. By partnering with us, our customers get access to our next-generation technology and are able to cost-effectively enhance the processing services they offer to merchants and the ATM services they offer to cardholders. Our acquiring bank customers also gain a competitive advantage by being able to more easily expand their merchant and ATM portfolios and open new sales channels without incurring the significant up-front costs associated with developing an in-house solution to meet the specific business, legal and regulatory needs of a new geography, industry or merchant type. We provide our customers with worldwide connectivity to our leading payments infrastructure that is secure, compliant and regularly updated with the latest capabilities, services and functionalities.

Merchants

        Merchants can use our services to attract more international customers, and make the buying experience more convenient and transparent and share in additional fees. Merchants that use our services are also able to provide customized solutions that are adapted for their specific shopping experience. For example, in the restaurant vertical where the payment card is frequently swiped at a location away from the customer, we developed our patented "Cardholder Choice" service, which presents the two currency amounts and disclosure information on the receipt itself and allows the customer to make their selection on that same receipt. Because of the flexibility and scalability of our platform, merchants can enjoy a single processing solution that is integrated and consistent across multiple locations. Our solution also provides merchants with access to valuable reporting data that helps them better understand and capitalize on the purchasing patterns and form-of-payment preferences of their customers.

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

Broad international footprint and distribution

        We provide our services to more than 60 acquiring banks and processors who offer our payment and multi-currency services to their own network of merchants. We utilize our direct sales force and have leveraged the geographic footprints and distribution capabilities of our acquiring customers to build a diversified base of approximately 61,000 active merchant locations in 22 countries and territories across the Asia Pacific region, North America, the Middle East, Africa, and Europe. In North America, we offer our payment processing services directly to merchants in certain channels.

Versatile and scalable proprietary technology platform

        We have developed and operate a single, currency-neutral payment processing platform that enables us to quickly enter new markets and respond to new opportunities. Our proprietary platform is highly scalable to meet the needs of large volume customers, is highly flexible to provide a broad range of capabilities, and meets the regional requirements of the various markets in which we operate. Given the unified architecture of our single platform, once new enhancements and solutions have been implemented, they are available to all of our customers around the world. Planet Switch is our front-end system, which communicates with the merchant's system and provides transaction authorization, switching and security services. Merchant Accounting System, or MAS, is our back-end system, which makes a financial record of transactions as between a merchant, acquirer and a card association; calculates, effects settlement and prepares statements of payments, costs, losses and adjustments with respect to transactions in all supported currencies. MAS also comprises our reconciliation and reporting system, which provides fraud and risk management services, as well as web-based reporting and email alerts with local language support. Our platform has dedicated endpoints which allow us to connect directly to Visa, MasterCard, American Express, JCB and UnionPay, and provide an end-to-end service for our customers, without the need for third-party processors. We also provide a proprietary Internet payment gateway service, iPAY Gateway, which is fully integrated into our platform, to provide a range of online payment processing and multi-currency services to e-commerce customers. Our Commercial Services Platform, or CSP, enables us to provide processing services for other transaction types including pre-paid mobile phone top-up, bill payments and insurance premiums, allowing merchants to use the same point-of-sale device deployed to accept payment cards.

Differentiated and innovative suite of payment and transaction services

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

  •
  Internationalization of our platform, which includes support for local language and market requirements, local card types such as UnionPay (Asia-Pacific), Interac (Canada) and Maestro and regional interchange regimes.

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

  •
  Bank In Your Currency service that enables international consumers to pay for ATM withdrawals in their own currency for greater transparency, while banks enjoy the ease of settlement and reporting in their settlement currency.

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

  •
  Non-financial or commercial transaction service that allows merchants to offer a range of commercial services including pre-paid mobile phone top-up, bill payments and insurance premium payments, using the same point-of-sale device deployed to accept payment cards.

Customized vertical specific solutions

        We leverage our platform and services to create a suite of customized solutions for specific verticals and channels, such as hospitality and retail, which we believe provide a differentiated value proposition for our customers. We have also created solutions for specific point-of-sale systems, such as support for MICROS integrated systems, which enable merchants to utilize our multi-currency processing services easily without any further integration. For the e-commerce vertical, our iPAY service provides customers with fully integrated domestic and multi-currency processing services.

Business model with network effects

        We believe there are significant and powerful network effects in our business model, which will help drive growth and operating leverage in our business. As we continue to add new acquiring bank and processing customers, we gain the benefits of their sales force and distribution capabilities as well as their network of merchants. As we gain additional market penetration, our customers' competitors have recognized the value we provide and have sought to partner with us to provide our services. As we board new merchants, we gain additional market penetration and we are able to demonstrate the benefits of our services to other merchants who may also choose to implement our services.

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

Enter new markets

        We are leveraging our platform to enter new geographies and business sectors. We are working to implement our services in new countries to expand our footprint and support the growth of our customers. We are targeting geographies with higher levels of international purchase volume, such as in Indonesia, in which we launched services in 2013. We are also expanding into additional business sectors where we can offer our differentiated technology and services, such as non-financial transaction services. We believe the expansion of our services will increase our market opportunity and continue to facilitate our growth into the future.

Enhance our technology platform capabilities

        We will continue to use our technology resources to develop advanced platform capabilities in order to enhance our market position and enable our customers to retain and attract new business. We believe that platform enhancements, will lead to increased revenue. For example, adding support for the EMV international payment card standard, also known as "chip and PIN," as required in certain regions, significantly opened the market opportunity for our multi-currency processing services around the world. In May 2012, we acquired Branded Payment Solutions Ltd, or BPS, and its technology, which we continued to integrate into our platform in 2013. Such acquired technology now comprises our CSP, with which we are able to implement additional commercial solutions at a merchant's point of sale.

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

Pursue selective acquisitions

        We intend to selectively pursue acquisitions that will help us achieve our strategic goals, enhance our technology and capabilities, and accelerate growth. In May 2012, we acquired BPS, a payments technology company headquartered in Ireland. We believe pursuing these types of acquisitions will increase our ability to work with existing customers, add new customers, enter new markets, develop new services and enhance our processing platform capabilities. However, we have no commitments with respect to any such acquisitions at this time.

Our services

        We provide a range of international payment processing and multi-currency processing services that are integrated within the payment card transaction flow. Our services enable our customers to process and reconcile payment transactions in multiple currencies, geographies and channels at the point-of-sale and through e-commerce, including:

Payment processing

        Our advanced payment processing services provide an end-to-end solution for our customers. When a merchant wishes to accept a payment using a payment card, we receive an authorization request from a merchant's point of sale. In real time, we submit that transaction to the card associations for authorization by the card issuer. Upon receipt of an authorization (or decline) we return the message to the merchant, which then completes the transaction with the cardholder. At the end of each day, we capture all of the transactions processed during the day for each merchant and submit them to the card associations as part of the clearing and settlement process. Thereafter, we reconcile and provide reporting to our customers on the transactions that have been processed. We provide these services for major credit and debit card types, for both EMV and magnetic stripe transactions. While our primary differentiator is in the area of international payment processing, we also provide value-add domestic processing that utilizes the same authorization, settlement and reporting systems for local currency payment card transactions.

        On the front end, our authorization and capture processing services are integrated into the transaction flow of acquiring banks and processors to provide seamless support to merchants in card-present and card-not-present environments with multi-currency functionality. Our processing services support authorization of various regional card and debit payments, including: Visa; MasterCard; Discover; American Express; UnionPay; Diners Club International; Discover; Interac; JCB; and Maestro.

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

Multi-currency processing

        Our flagship offering is multi-currency processing, which empowers acquiring banks, processors and merchants to provide Pay In Your Currency, Shop In Your Currency and Bank In Your Currency by means of our single, currency-neutral proprietary payment processing technology platform.

        Our multi-currency processing services are designed for a variety of payment environments, from customer-facing terminals to fully integrated front-desk systems and ATMs or through either our online e-commerce gateway or a third-party e-commerce gateway.

Pay In Your Currency

        Pay In Your Currency is a customer service feature in which a payment card purchase initially priced in the merchant's local currency is converted, after the card is presented, in real time at the point of sale into the consumer's native currency while the merchant continues to receive settlement in its local currency. We believe this creates a personalized shopping experience and allows international consumers to enjoy the clarity and convenience of paying for their purchase or ATM withdrawal in their native currency.

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

Acquiring Bank/Processor
The acquiring bank or its third-party processor submits the authorization request (in Hong Kong Dollars) to the card association. Upon eventual settlement of the transaction by the card association, the card association pays the acquiring bank the amount of the charge in Hong Kong Dollars, so that the acquiring bank can pay the merchant what it expects to be paid in the merchant's local currency.
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

Card Issuing Bank
The card issuing bank approves or declines the transaction and that response is transmitted back through the chain to the merchant. Upon eventual settlement of the transaction (1) the card association charges the card issuing bank and the acquiring bank certain fees for the international transaction and (2) the card issuing bank reflects the final cost of the transaction (the sum of fees, foreign exchange rate and cost of the purchased item) on the consumer's card statement in U.S. Dollars.
The card issuing bank approves or declines the transaction and that response is transmitted back through the chain to the merchant. Upon eventual settlement of the transaction (1) the card association charges the card issuing bank and the acquiring bank certain fees for the international transaction and (2) the card issuing bank reflects the final cost of the transaction on the consumer's card statement in the consumer's native currency, U.S. Dollars, as agreed to by the consumer at the point of sale.

FX Assured

        FX Assured is an enhanced customer service feature for merchants that couples the convenience and clarity of Pay In Your Currency with the added benefit of our "Best Rate Guarantee" service. Using our patented rate-calculation methodology, we offer consumers individualized exchange rates calculated, in real time, to be better than the effective exchange rate that would have been charged by the consumer's card issuing bank.

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

        With Shop In Your Currency, the merchant prices its goods and services in various currencies and the customer makes the decision to purchase the goods and services in the currency of their choice. The consumer then presents his or her card at the point of sale and completes the transaction in the chosen currency as displayed by the merchant, and as far as the consumer is concerned no conversion takes place. The transaction is submitted to the card associations in the chosen transaction currency. Upon settlement by the card association to the acquiring bank, the transaction is converted back into the merchant's settlement currency so that the acquiring bank can pay the merchant what it expected to be paid for the transaction in its local currency.

Bank in Your Currency

        Banks and ATM operators using our Bank in Your Currency service offer an incentive for international travelers to use their ATM's for their cash needs abroad. With this service, international travelers can withdraw local currency from participating ATMs, using their foreign MasterCard card. These travelers enjoy the convenience of knowing, at time of withdrawal, the exact amount debited from their bank account, in their home currency. The service operates in a similar way to the Pay in Your Currency Service, in that the cardholder is offered the choice whether to be billed in local currency or the currency of the card at the time of making a cashing withdrawal. The settlement with the bank or ATM operator continues to be made in the local currency, just as it would be for any other cash transaction.

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

  •
  merchants can use iPAY's subscription billing features to establish many types of recurring billing plans in multiple currencies and are able to do so in real-time using online tools, and we do not believe other gateways offer this level of flexibility for merchants; and

  •
  iPAY is fully integrated into our platform whereas most other gateways are operated by stand-alone gateway companies, which are not full service, registered third-party processors.

        iPAY enables acceptance of all major payment types and methods and offers merchants flexibility in configuring iPAY to meet their business and processing needs. We are currently providing iPAY to customers in the United States and Canada and have recently made it available to our customers in all other regions where we operate.

        In 2013, we launched iPAY support for UnionPay's new UnionPay Online Payment (UPOP) service. UPOP provides merchants with the facility to authenticate and process UnionPay debit cards online, providing merchants with better access to the Chinese e-commerce space.

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

Global consolidated reporting and data analytics

        Our global consolidated reporting and data analytics offer merchants valuable insights into their operations. These services provide in-depth profiles of consumers' spending habits and country of origin. We also offer customer dashboards that allow merchants to create personalized marketing programs to attract international customers. We have identified a growing need for information and content management, as businesses are generating data from a wide range of internal and external sources. Expansion into new foreign markets frequently complicates a business' information streams, due to additional factors such as the introduction of different reporting systems and languages. Our centralized reporting platform can provide transactional data in a uniform, consolidated on-line format across a merchant's international operations with the ability to focus upon selected data according to a merchant's particular requirements.

Non-financial or commercial transaction services

        Our CSP technology enables us to offer commercial transaction processing service, in addition to the processing of financial transactions using payment cards. This allows merchants to offer a range of commercial services including pre-paid mobile phone top-up, bill payments and insurance premium payments, using the same point-of-sale device deployed to accept payment cards. The CSP connects to the relevant processor, be it our own payments platform, or a third party platform for the commercial services, in order to deliver the relevant transactions where they need to be processed. The technology also enables us to manage the point of sale device applications remotely, which can simplify the process of updating the software and adding new applications that can operate on the same devices.

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

Our acquiring banks and processors

        We provide our services to more than 60 acquiring banks and processors in 22 countries and territories across the Asia Pacific region, North America, the Middle East, Africa and Europe. Our relationship with acquiring banks and processors provides us with broad market coverage by leveraging their distribution network and global portfolio of merchants. Our acquiring bank and processor customers include: Global Payments, Inc., Network International LLC, Vantiv, LLC, and TSYS Acquiring Solutions. In 2013 we announced the launch of projects with Visa to provide payment processing and non-financial transaction processing services to Visa's customers in Myanmar and Mexico. In 2013, Global Payments, Inc. and Network International LLC represented 21% and 12% of our revenue, respectively.

        We typically enter into three to five year contracts with our acquiring banks and processors, which contain "evergreen" renewal clauses, so that they automatically renew for a further period, unless one party positively terminates the contract. Our acquiring banks and processors typically either renew or extend their contracts at the expiration of the term.

Our sponsor banks

        In order to offer merchant acquiring services for Visa and MasterCard transactions, we must be sponsored by a financial institution that is a principal member of the Visa and MasterCard networks. The sponsor bank must register us with Visa as an independent sales organization and with MasterCard as a member service provider. We have therefore entered into sponsorship agreements with member banks of the Visa and MasterCard networks, which we refer to as our sponsor banks that allow us to offer card acquiring services directly to merchants.

        The sponsorship agreements with our sponsor banks require, among other things, that we abide by the laws and regulations of the Visa and MasterCard networks. Pursuant to the sponsorship agreements, we are required to pay bank sponsorship fees. These fees are included in our consolidated statements of operations as "payment processing service fees." If we breach a sponsorship agreement, our sponsor bank may terminate the agreement and, under the terms of the agreement, we are entitled to a reasonable transitional period to make arrangements with an alternative sponsor bank.

Our merchants

        We provide our services to approximately 61,000 active merchant locations around the world. We serve these merchant locations, either indirectly through our acquiring banks and processors or directly through our sales force, and deliver innovative payment services that help merchants sell more goods and services. As of December 31, 2013, our active merchant locations grew 49% compared to December 31, 2012. 16% of the multi-currency processing services transaction volume processed in December 2013 was attributed to new merchants activated in the year ended December 31, 2013. For the year ended December 31, 2013, multi-currency services processing transaction volume from retail, lodging, e-commerce, restaurant, and MOTO merchant locations composed 49%, 35%, 8%, 7%, and 1%, respectively, of the total multi-currency processing transaction volume we processed during that period.

Sales and marketing

        Our sales force is comprised of business development, key account relationship management and direct sales professionals responsible for developing and maintaining our relationships with our customers. Our sales force is focused on supporting our current customers, as well as nurturing relationships with prospective customers in key international markets. Our relationship managers support the development of sales presentation materials and training of our customers' sales personnel to assist them in marketing our services, either directly or indirectly, to merchants. We also directly train and support selected key merchants' employees and technology providers in order to grow active merchant locations, increase utilization of our services and solidify relationships. In addition, we employ a direct sales force which targets merchants in North America for our payment processing services.

        Our marketing staff is focused on marketing our company, our services and our acquiring bank and processor customers' services. Managing our corporate website presence is a key responsibility for the marketing team, with a focus on acquiring bank and processor acquisition and describing our services to merchants. Since we allow our acquiring bank and processor customers to market our services under their own brands, our marketing team also assists our customers with the development of marketing materials to encourage adoption of our multi-currency processing services.

Technology

        We believe that our wholly owned, currency-neutral processing platform is a major reason why leading international banks and processors use our services. The platform enables us to operate as an international independent third-party processor with direct connectivity to card associations around the world. Since our platform is maintained internally, we are able to efficiently respond to customer needs and market opportunities. Our platform consists of seven synchronized processing centers linked by a global telecommunications network. Our primary data centers are located in secure facilities in Elmsford, New York, and New Castle, Delaware. We also host facilities in Bermuda, Dublin, Shanghai and Macau and host two facilities in Hong Kong, through co-location arrangements. The following is a summary of key attributes of our processing platform:

  •
  Singular platform.  We operate a single platform that supports all the currencies, languages and regional card products that we offer our customers. Our platform is built on a unified architecture with a centralized database as opposed to the processing platforms of some of our primary competitors that use a regionalized architecture and regionalized database, with differing levels of functionality and a variety of interface technologies. Our singular platform enables consistency in our services, rapid response to emerging technologies and changing industry standards, and allows us to efficiently offer our services across geographies. Merchants operating across multiple territories can conveniently access a consolidated view of their transaction activity and use their preferred point-of-sale technology. As a result, our merchants can deliver a consistent customer experience in any region, which reduces implementation costs and customer training for both sales and operations.

  •
  Individualized exchange rates.  Our acquiring banks and merchants can use our patented technology to offer individualized exchange rates for each transaction based on a number of different factors, including merchant location, the customer's native currency and any special offers. The platform can also accept multiple exchange rate sources and provide rate guarantees for a specific time period; for example, for e-commerce merchants where delivery of the product may take place several days after the payment transaction.

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

  •
  High level of security.  Given the sensitive nature of the consumer data that we process and the strict security requirements of our acquiring bank customers, we built our platform with a strong focus on system security. We utilize next generation security safeguards using third party hardware and software encryption, as well as our proprietary tokenization services. Our platform is compliant with the PCI Security Council's Data Security Standards and is annually audited and certified by an independent security assessor. We proactively monitor our systems and network for any security threat and we are constantly maintaining and improving the security features of our platform to help our customers minimize risk.

  •
  Reliability.  Our global telecommunications network and processing centers are designed for redundancy and fail-over. During the two years ended December 31, 2013, our two core processing platform components, MAS and Planet Switch, each had average system uptime availability of at least 99.9%.

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

        Planet Switch.    Planet Switch is an authorization host for both domestic and foreign transactions. Planet Switch also functions as a point-of-sale terminal and integrated system driver and end-of-day reconciliation host for credit card transactions. Planet Switch was designed for multi-currency payment processing and supports our real-time foreign exchange logic at the point of sale. Planet Switch receives the inbound authorization request, converts the sale amount into the consumer's home billing currency, and forwards the request to the card association endpoints for completion.

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

Commercial Services Platform

        The Commercial Services Platform, or CSP comprises the platform acquired from BPS which was designed to issue and process pre-paid debit cards as well as process non-financial transactions such as mobile phone top-up and lottery ticket sales. The CSP has been integrated into the Planet Payment platform in order to enable enhanced functionality to be quickly deployed to merchants' POS devices that are connected to our platform.

Platform innovation and enhancements

        We will continue to use our technology resources to develop advanced platform capabilities in order to enhance our market position and enable our customers to retain and attract new business. Given the unified architecture of our single platform, once new enhancements and solutions have been implemented, they are available to all of our customers around the world. During 2013, we continued to enhance our proprietary systems in order to offer acquiring banks, processors, and merchants increased opportunities to capture additional revenue with new services. For example, in 2013 we:

  •
  Developed support to enable money transfers to domestic and international payment cards.

  •
  Launched support for e-commerce (UPOP) transactions for UnionPay cards, to help merchants access the Chinese market.

  •
  Developed additional domestic interchange support for a number of international markets, to enable us to provide full-service outsourced processing to our customers in those countries.

  •
  Developed dual currency settlement support for countries (such as the Philippines) where domestic transactions are settled in one currency (e.g. Philippine Peso PHP) and international transactions are settled in another currency (e.g. U.S. Dollar).

  •
  Integrated with Visa ecommerce payment gateway (Cybersource) for multi-currency processing

  •
  Developed support for an automated encryption key component distribution used to facilitate secure ATM deployment and secure integration with banks and ATM operators.

  •
  Integrated the CSP into our payment processing platform, to enable the processing of payment and non-financial transactions, including pre-paid mobile phone top-up, bill payments and insurance premium payments, using the same point-of-sale device deployed to accept payment cards at a merchant's location.

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

International payment processors

        Currently, there is a high level of concentration in the international payment processing industry, with a few large processors providing payment card processing services to acquiring banks on a multi-national and multi-regional basis. The payment processing industry is mostly regionalized, with many acquiring banks and processors providing services focused specifically on their local region or country. International processors with whom we compete include: First Data Corporation, with its OmniPay Limited subsidiary operating a multi-currency platform; Elavon, Inc., a wholly owned subsidiary of U.S. Bancorp, that operates in North America and Europe; and WorldPay (UK) Limited, that also primarily services the North American and European markets. We compete with these entities primarily based on the specialized solutions and quality of services that we provide. While we compete with international payment processors for acquiring bank customers, in certain situations, we also work cooperatively with them to process transactions. International processors with whom we currently partner under multi-currency processing agreements, include Global Payments, Inc. in the Asia Pacific region, the United States and Canada, and First Data Corporation under its Merchant Solutions former joint venture with Standard Chartered Bank in the Asia Pacific region. We also work with large, regional processors under multi-currency processing agreements, including TSYS Acquiring Solutions in the United States, Vantiv, LLC in the United States, and Network International LLC in the Middle East. We may also compete against prospective acquiring bank customers that may prefer to develop and offer their own payment processing solution. We believe the payment industry will continue to consolidate and outsource processing to benefit from access to new services without significant investment or modifications to their existing systems.

Multi-currency payment service providers

        The multi-currency payment service industry is largely segmented among large, international processors, which provide multi-currency processing services as part of their broader international payment processing service, including those referenced above, and smaller companies who work on a regional or local basis to provide DCC or multi-currency processing services on behalf of acquiring banks or merchants. Specialized DCC providers include: FEXCO Holdings; Travelex Holdings Limited; Global Blue; Monex Financial Services Limited; Euronet Worldwide, Pure Commerce Pty Ltd, a subsidiary of Euronet; Fintrax Group; and Continuum Commerce Ltd.. Since many of these competitors come from the foreign exchange sector, their business models are based upon trading settlement currencies. As a result, many of these companies work with a multi-currency enabled acquiring bank or processor, which we believe gives rise to additional complexity and inefficiencies in implementation and processing. We compete with these companies primarily based on the quality of our offerings and process efficiencies. Some of these competitors may attempt to compete with us by significantly undercutting our prices or offering substantial incentives.

Global e-commerce payment service providers

        In the global e-commerce payment space, our Shop In Your Currency and iPAY services compete with several international online payment service providers, including CyberSource Corporation, a subsidiary of Visa, MasterCard International Gateway Services, or MIGS, PayPal, Inc., GlobalCollect, Borderfree, Inc. (formerly known as FiftyOne Inc.), WorldPay (UK) Limited, and Payvision. In the United States, we compete against acquiring banks offering multi-currency processing solutions to online merchants, including Chase Paymentech and Bank of America. In the Asia Pacific region, we compete against regional providers, including AsiaPay Limited, JETCO, and eNETS Pty Ltd, but also support MIGS. We compete with these entities primarily based on the specialized solutions and quality of services that we can provide, in addition to price. In North America, a number of locally-focused payment gateway providers primarily concentrate on delivering domestic online payment services. Our iPAY service competes with them based on the specialized multi-currency solutions we offer. We also work cooperatively with several payment gateway providers to offer Shop In Your Currency services online, including RocketGate, USAePAY and Plug'n Pay.

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

        The Canadian Department of Finance issued a voluntary Code of Conduct for payment card industry participants in Canada. Visa and MasterCard adopted the Code of Conduct in the form proposed by the Canadian government. The purpose of the Code of Conduct is to demonstrate the industry's commitment to:

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

        In April 2005, the People's Bank of China along with other Chinese government authorities issued the Various Opinions Concerning the Promotion of the Bank Card Industry, or the Opinions. One of the goals set out in the Opinions is to strengthen bank card risk management and to establish a risk prevention mechanism. As one of the measures to be taken to achieve this goal, the Opinions call for Chinese government authorities to strengthen access to and supervision of the outsourcing of bank card data processing and related operations. The Opinions specifically note the need for specific regulations with respect to foreign-invested organizations that engage in related services in China. Notwithstanding the Opinions, we are not aware of any regulations directly applicable to bank card data processing operations or operators, whether domestic or foreign-invested, which have been publicly promulgated to date.

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

Privacy and data security regulation

        We collect and store consumers' personally identifiable information on behalf of our customers, including names, card account numbers and expiration dates, and maintain a database of consumer data relating to specific transactions, including card numbers, in order to process transactions and assist our customers with retrieval requests, chargebacks and refunds. We also collect and store personally identifiable information about merchants and individual principals of these merchants, in connection with the underwriting of merchants in our direct merchant business, including names, addresses, social security numbers and employer identification numbers. As a service provider to financial institutions in the United States, we comply with the privacy provisions of GLBA and its implementing regulations and, as applicable with various other federal, state and foreign privacy statutes and regulations, and the PCI Security Standards Council's Data Security Standards, each of which is subject to change at any time. We may only use and disclose the personal information we receive on behalf of our customers for the purposes for which it was provided to us and consistent with each acquiring bank and processor's own data privacy and security obligations.

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

        The card association rules and standards have included and may in the future include rules impacting DCC and multi-currency pricing services such as ours. For example, Visa maintains a prohibition on performing DCC services on cash withdrawal transactions performed at ATMs with Visa cards and card associations other than Visa and MasterCard, such as JCB and American Express, only permit Shop In Your Currency services on transactions undertaken with their cards in certain circumstances. We currently have a limited agreement with JCB that enables us to offer our Shop In Your Currency service only in North America for Japanese Yen and U.S. Dollars and we also have an agreement with American Express to offer our Shop In Your Currency service for e-commerce transactions in many markets around the world. Visa and MasterCard operating rules are subject to change at any time and in particular include twice yearly "compliance updates" each April and October. Such changes or updates often require us to modify our systems and processes and may result in additional costs, require substantial internal development work and change, or impose additional requirements on, the way we provide our services.

        Currently, rules issued by both Visa and MasterCard require DCC service providers to make certain disclosures regarding the currency conversion information and to offer consumers a choice as to whether to accept the currency conversion. The specific disclosure requirements and procedures vary for each card type and may also differ according to the merchant's industry vertical. In addition, Visa has recently established a certification regime that requires all new DCC services, and all changes to certified DCC solutions, to undergo a certification process and be approved by Visa. Visa also charges acquiring banks an annual fee of $45,000 for each country and territory in which they offer a DCC service. Additionally, both Visa and MasterCard charge additional cross-border fees for transactions involving DCC. Visa's compliance regime for DCC includes unannounced "mystery shopping" audits of our customer's merchants, to access how merchants are complying with the regulations applicable to DCC. Repeated failure by an acquiring bank or merchant to comply with regulations can result in fines and ultimately a prohibition upon their offering DCC. Remediation of negative audit findings can be costly and time consuming for our customers.

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

        As of December 31, 2013, we had one issued patent and two patent applications in the United States, and multiple issued patents in Australia, India, Indonesia, New Zealand, the Philippines, Singapore, South Africa and Sri Lanka and patent applications pending in several other jurisdictions, all of which are counterparts to our patent and patent applications in the United States. We cannot ensure that any of our pending patent applications will be granted or that any of our issued patents will adequately protect our intellectual property. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them. The patent laws in the United States and foreign countries in which we have issued patents and/or pending applications may change, making it more difficult or impossible to obtain or enforce patent rights related to our business. In addition, third parties could claim invalidity, co-inventorship or make similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management's time, attention and resources, damage our reputation and brand, and substantially harm our business. Therefore, the exact effect of having a patent cannot be predicted with certainty.

        We own and use distinctive trademarks on or in connection with our products and services, including both unregistered common law marks and issued trademark registrations in the United States, Canada, Hong Kong, Mexico and the European Union. We also have trademark applications pending to register marks in the United States, Canada and China. We have also registered numerous Internet domain names.

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

Employees

        As of December 31, 2013, we had a total of 205 regular full-time employees, including 75 employees located outside the United States. None of our employees are represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be good.

  Executive Officers of the Registrant

        The following sets forth certain information with regard to our executive officers, including their ages as of February 28, 2014:

Name	Age	Position
Carl J. Williams	62	Director, Chief Executive Officer, President
Graham N. Arad	55	Director, Senior Vice President and General Counsel
Robert J. Cox III	48	Senior Vice President, Chief Financial Officer, Treasurer and Chief Operating Officer
Kieth W. Flaherty	46	Senior Vice President, Operations and Project Management
Alan M. Lubitz	62	Chief Technology Officer and Senior Vice President, Product Development
E. Drew Soinski	55	Senior Vice President, Managing Director, Americas
Jason A. Taylor	42	Chief Information Officer

        Carl J. Williams' has served as a director since August 2013, as our President since November 2013 and as our Chief Executive Officer since February 2014. Mr. Williams was previously an advisor to the Company from April 2010 until he joined our Board of Directors. Mr. Williams is a founder and has served as Chief Executive Officer of Baikal Group, LLC, a management consulting firm, since March 2002. He served as a Managing Director of Pay Anywhere, LLC, a mobile credit card processing system, from May 2012 until July 2013. Mr. Williams previously served as advisor of business development and international operations at Global Payments Inc., a payment processing company, from November 2008 until June 2013. From March 2004 until November 2008, Mr. Williams was the President of World Wide Payment Processing for Global Payments. From May 1996 to February 2002, Mr. Williams was President of Spherion Assessment Group, a business unit of Spherion Inc., a recruiting and staffing service, and served as Chairman and Chief Executive Officer of HR Easy, Inc. from 1996 until 1998 until it was acquired by Spherion Inc. Mr. Williams previously served as the Divisional President of Merchant Services of National Processing Company, a payment processing company. Mr. Williams holds a B.A. from La Salle University in Philidelphia.

        Graham N. Arad has served as a director and our Senior Vice President and General Counsel since our company's founding in 1999. From 1993 to June 2007, Mr. Arad was a partner at Beck & Arad, LLP, a New York law firm, and from February 1996 to January 2008, Mr. Arad was a partner at Hewlett Beck & Arad, a British Virgin Islands law firm, as an international corporate and commercial law attorney, working in a limited capacity at both law firms after our company was founded. Mr. Arad holds an L.L.B. from the London School of Economics, University of London, and is admitted to practice in England and Wales, and the state of New York. Mr. Arad brings to our Board of Directors in-depth knowledge and understanding of our business and his expansive experience in advising businesses operating internationally.

        Robert J. Cox III has served as our Senior Vice President, Chief Financial Officer and Treasurer since November 2009 and was appointed as Chief Operating Officer in January 2014. From June 2009 to November 2009, Mr. Cox served as the Chief Financial Officer of Harris Interactive, Inc., a market research firm. From 2001 to May 2009, Mr. Cox served as the Chief Financial Officer of DealerTrack Holdings, Inc., an automotive retail software solution provider. Prior to that, Mr. Cox served as Chief Financial Officer at Triton International Inc. and Green Stamp America Inc. He began his career as a

Certified Public Accountant in the audit practice at KPMG LLP. Mr. Cox holds a B.A. in Accounting from St. Bonaventure University and an M.B.A. from Columbia Business School.

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

Available Information

        We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, free of charge on our website at www.planetpayment.com, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission or SEC. Information contained on our website is not part of this Annual Report on Form 10-K or our other filings with the SEC. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at the internet site maintained by the SEC that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. For information about the SEC's Public Reference Room, contact 1-800-SEC-0330.

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

Risks related to our business and industry

We have a history of losses and may not achieve profitability for 2014 or in the future.

        We had net income of $22,006 for the year ended December 31, 2013 and a net loss of $4.5 million for the year ended December 31, 2012, and we have incurred losses since our inception, except in 2013 and 2011. We had an accumulated deficit of $81.9 million as of December 31, 2013.

        Our ability to achieve profitability in the future will likely depend on our ability to continue to increase our revenue, which is subject to a number of factors including our ability to continue to increase multi-currency processing revenue, increase new merchant deployments in the regions in which we currently operate, and add new acquiring banks and processor customers in new geographies. Our revenue is also impacted by factors beyond our control such as global economic and political conditions, particularly those affecting cross-border travel and commerce, such as the continuing uncertainty in global economic conditions. Our ability to achieve profitability in the future also depends on our expense levels, including our selling, general and administrative expenses, and other expenses related to improvements in our technology, launches of new services, and our expansion into new geographic and vertical markets. In addition, our fees, interchange and assessments may also be influenced by increased competition and changes in card association rules and governmental regulations. Our efforts to grow our business may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue, manage our expenses and maintain or improve our gross profit margin, we may not achieve profitability in the future.

If the card associations do not allow our services to be offered, either generally or in certain geographies, then we cannot sell our services to acquiring banks, processors and merchants in those geographies and our ability to grow our business may be harmed.

        Our services require us to interconnect with the Visa, MasterCard, American Express, JCB and UnionPay card associations, and if these card associations do not allow acquiring banks and processors to offer certain services, either generally or in certain geographies, then we cannot sell our services to acquiring banks, processors and merchants, either generally or in those geographies. For example, in April 2010, Visa announced a moratorium on all new acquiring banks and merchants offering dynamic currency conversion, or DCC, services, such as our Pay In Your Currency service, and studied the impact of DCC on Visa cardholders and the Visa brand. In October 2010, Visa lifted the moratorium and established certain rule changes that removed a prior prohibition on offering DCC services in certain regions, namely Central Europe, the Middle East, Africa, Latin America and the Caribbean. Prior to the lifting of this moratorium we were unable to provide DCC services in those regions to potential customers. If the card associations do not allow the offering of certain services, either generally or in certain geographies, then we will not be able to sell our services to potential customers generally or in those geographies and our ability to grow our business may be harmed.

A limited number of our customers are responsible for a significant portion of our revenue and a decrease in revenue from these customers could have a material adverse effect on our operating results and cash flow.

        A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the year ended December 31, 2013, subsidiaries of Global Payments Inc. represented 21% of our revenue and Network International, LLC represented 12% of our revenue. Our contractual arrangements with these customers do not obligate them to offer our services and may not dictate the timing of implementation. Additionally, if these customers lose merchants or if their merchants do not use our services, then our revenue will decrease.

        We expect that a limited number of customers will continue to account for a significant portion of our revenue in future periods. If we do not adequately perform under, or successfully renew or renegotiate, our agreements with these or other customers, our business will suffer. Our acquiring bank and processor customers typically enter into agreements with three- or five-year terms and upon the termination of that initial contractual term, customers have the opportunity to consider other providers or renegotiate the terms of the contract. The loss of our contracts with existing customers, our failure to renegotiate contracts with existing customers on terms as favorable as in the past, or a significant decline in the number of transactions we process for them could adversely affect our business, financial condition and results of operations.

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

        In many cases, we have little or no direct access to our customers' merchant bases and are heavily reliant on our customers' sales forces to promote our services. It is ultimately up to our customers or our customers' merchants to offer our services to consumers and to do so in an effective manner, and there is no guarantee that these merchants or their consumers will continue to use our services. Our customers may not be as effective at selling our services and solutions as our own sales personnel. Our customers are also competing with other participants in the industry for processing business and may have other actual or perceived disadvantages relative to such competitors, which may affect their ability to generate business, whether or not such business includes our services and solutions. As a result, much of our business depends on the continued success and competitiveness of our acquiring banks and processors. We further rely on the success of the merchants. If these merchants experience a reduction in transaction volume or become financially unstable, we may lose revenue. The performance of our customers and our customers' merchants is subject to general economic conditions and their impact on consumer spending.

        In addition, we rely on the continuing expansion of merchant and consumer acceptance of the card associations' brands and programs. There can be no guarantee that merchant and consumer acceptance will continue to expand, and if the rate of merchant acceptance growth slows or reverses itself, our business could suffer.

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

        We are subject to regulations that affect the electronic payments industry in the countries and territories in which we operate. Regulation and proposed regulation of the payments industry has increased significantly in recent years. Failure to comply with regulations may result in the suspension or revocation of a license or registration, the limitation, suspension or termination of service, and the imposition of civil and criminal penalties, including fines, which could have a material adverse effect on our financial condition. For example, we are subject to:

  •
  the rules of Visa, MasterCard, Discover, American Express, JCB, UnionPay and other payment networks;

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

        Interchange fees, which are typically paid by the acquiring bank to the card issuing bank in connection with transactions, are subject to increasingly intense legal, regulatory, and legislative scrutiny worldwide. For instance, in the United States, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, requires the Board of Governors of the Federal Reserve System to regulate the fees charged or received by card issuing banks for processing point-of-sale debit card transactions. Rules limiting point-of-sale debit card interchange fees and restricting routing rules and network exclusivity became effective in 2011, although a number of the rules regulating the limit on debit card interchange fees were struck down in 2013 by a U.S. Federal Court. Certain of our customers or potential customers may experience difficulty complying with any new regulations and as a result, reduce or eliminate purchases of services such as ours. In addition, regulatory actions that impact our industry, even if not directed at us, may require significant efforts and costs to change our services and may require changes to how we price our services to customers. We cannot predict the impact of any of these changes on our operations and financial condition.

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

        Our success and future growth depend on the skills, working relationships and continued services of our management team and other key personnel. The loss of any of member of our senior management team could adversely affect our business. In February 2014, we appointed Carl Williams as our Chief Executive Officer and Philip Beck, our co-founder, ceased to serve as Chief Executive Officer, but will continue as Chairman of our Board of Directors. If the transition of the role of Chief Executive Officer from Mr. Beck to Mr. Williams is not successful, it could adversely affect our business, financial condition and results of operations.

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

        Our future growth depends in part upon our ability to increase participation by our acquiring bank and processor customers' merchants in the various services that we offer, develop new services, cross sell additional services to existing acquiring bank, processor and merchant customers, and add new acquiring banks and processors, and merchants in existing and new geographies.

        In order to increase participation by our customers and their merchants in the various services that we offer together, we need to collaborate with our customers. However, our existing acquiring bank and processor customers may not assist us in increasing participation by their merchants or their merchants may be unreceptive to using our services. If we are not successful in developing, selling and deploying new services (whether in response to market demand or technological changes), we may not be able to achieve planned growth and any development costs incurred may be wasted. If our existing customers do not appreciate, and our sales force does not demonstrate, the benefits of our additional services, we will not be able to effectively cross sell to existing customers. Our expansion into new geographies is also dependent upon our ability to deploy our existing platform or to develop new services to meet the particular service needs of each new geographic location. We may not have adequate financial or technological resources to develop effective and secure services that will satisfy the demands of these new markets.

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

        In addition, some card issuing banks impose a fee on consumers for any foreign transaction, irrespective of the currency in which it occurred. Where this occurs, the consumer will pay the card issuing bank an extra fee on a foreign transaction in addition to any margin reflected by us in the cost of the converted amount for our Pay In Your Currency service. This additional cost, and other efforts by the card issuing banks to discourage consumers from utilizing our services, may adversely affect consumers' willingness to use our services.

We are subject to international business uncertainties.

        Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention. Historically, a significant majority of our revenue has been generated from international customers, including international customers of North American merchants. For example, in 2013, we generated 64% of our revenue internationally and 36% in the United States. International revenue and operations may be subject to risks such as:

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

        We conduct significant operations, including through an indirect subsidiary and a branch office, and generate a significant portion of our revenue, in the People's Republic of China, or China, as well as Hong Kong and Macau, which are special administrative regions of China.

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

        A significant portion of our net revenue is derived from five countries and territories. For the year ended December 31, 2013, we derived 36%, 17%, 16%, 6% and 5% of our net revenue, from the United States, the United Arab Emirates, Hong Kong, Canada and China, respectively. We expect that a limited number of countries and territories will continue to account for a significant portion of our net revenue in future periods. If any of these countries or territories are affected by acts of terrorism, natural disasters, such as Hurricane Sandy, which hit the East Coast of the United States in October 2012, the effects of climate change, outbreaks of diseases or other significant adverse changes, cross-border travel to these countries and territories could decline, which could adversely affect our business, financial condition and results of operations.

Adverse changes in general economic or political conditions in any of the major countries or territories in which we do business could adversely affect our operating results.

        Our business can be affected by a number of factors that are beyond our control, such as general geopolitical, economic, and business conditions. As a result of the continuing global economic uncertainty, concerns over the downgrade of U.S. sovereign debt, concerns over future U.S. budgetary negotiations and monetary and financial uncertainties in Europe and other regions, international travel and spending may be reduced. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, or the magnitude of any changes in geopolitical or economic conditions and the affect they would have on our business. Continuing economic uncertainty or a further weakening in the global economy may reduce the number of settled transactions and dollar volumes processed and, as a result, reduce our revenue.

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

If our services and solutions do not interoperate with our customers' systems or experience defects, errors, or delays, the purchase or deployment of our services and solutions may be delayed or cancelled.

        Our services are based on sophisticated software and computing systems and are designed to interface with our customers' payment card systems, each of which may have different specifications and utilize different standards. If we find errors in the existing software or defects in the hardware used in our customers' systems, or if there are errors or delays in our processing of electronic transactions or defects in our software, we may need to modify our services or solutions to fix or overcome these errors, delays and defects and/or our customers may need to modify or fix their systems so that our services and solutions will interoperate with the existing software and hardware. Either of these solutions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential customers, harm to our reputation, breaches in security and/or exposure to liability claims. Such errors and defects and any delays in fixing them, whether in our system or those of our customers could impact the processing of transactions, which would have an adverse effect on our revenues derived from transaction processing. In addition, if our services and solutions do not interoperate with our customers' systems, customers may seek to hold us liable and demand for our services and solutions could be adversely affected. Any of these events could hurt our operating results, damage our reputation, and adversely affect our business, financial condition and results of operations.

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

        Currently, there is a high level of concentration in the international payment processing industry, with a few large processors providing payment card processing services to acquiring banks on a multi-national and multi-regional basis. International processors with whom we compete include: First Data Corporation, with its OmniPay Limited subsidiary operating a multi-currency platform; Elavon, Inc., a wholly owned subsidiary of U.S. Bancorp, that operates in North America and Europe; and WorldPay (UK) Limited, that also primarily services the North American and European markets.

        The multi-currency payment service industry is largely segmented among large, international processors, which provide multi-currency processing services as part of their broader international payment processing service, including those referenced above, and smaller companies who work on a regional or local basis to provide DCC or multi-currency processing services on behalf of acquiring banks or merchants. Specialized DCC providers include: FEXCO Holdings; Travelex Holdings Limited; Global Blue; Monex Financial Services Limited; Euronet Worldwide, Pure Commerce Pty Ltd, a subsidiary of Euronet Worldwide; Fintrax Group, Ltd.; and Continuum Commerce Ltd.

        In the global e-commerce payment space, our Shop In Your Currency service and iPAY Gateway, or iPAY, compete with several international online payment service providers, including CyberSource Corporation, a subsidiary of Visa, MasterCard International Gateway Services, or MIGS, PayPal, Inc., Borderfree, Inc. (formerly known as FiftyOne, Inc.), GlobalCollect, WorldPay (UK) Limited, and Payvision. In the United States, we compete against acquiring banks offering multi-currency processing solutions to online merchants, including Chase Paymentech and Bank of America. In the Asia Pacific region, we compete against regional providers, including AsiaPay Limited, Joint Electronic Teller Services Ltd., or JETCO, and eNETS Pte Ltd, but also support MIGS. Our iPAY service competes with them based on the specialized multi-currency solutions we offer. We also work cooperatively with several payment gateway providers to offer Shop In Your Currency services online, including RocketGate, USAePAY and Plug'n Pay.

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

        We have substantially expanded our overall business, customer base, employee headcount and operations in recent periods both domestically and internationally. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. In particular, we provided our services to approximately 17,000 active merchant locations in 16 countries and territories as of December 31, 2010 and approximately 61,000 active merchant locations in 22 countries and territories as of December 31, 2013. Our growth strategy contemplates further increasing the number of our customers and active merchant locations, however, the rate at which we have been able to establish relationships with our customers and active merchant locations in the past may not be indicative of the rate at which we will be able to do so in the future.

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

  •
  seasonality in the use of our services, as our revenue has historically been seasonal with the second and third quarters of our year traditionally having less revenue compared to the first and fourth fiscal quarters;

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

        Our revenue has historically been seasonal with the first quarter of our year traditionally having less revenue compared to the prior fourth fiscal quarter. We have experienced that increased international travel and spending by consumers around the holiday season during the fourth quarter of our year to have relatively higher revenue than our other quarters. Our seasonal volumes and revenue trends could change from those we have historically experienced upon our entry into new geographies.

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

        In the event a billing dispute between a consumer and a merchant is not resolved in favor of the merchant, the transaction is normally "charged back" to the merchant and the purchase price is credited or otherwise refunded to the consumer. If we are acting as the acquiring bank by virtue of our status as an ISO or under our acquiring agreements with American Express, Discover, JCB and UnionPay and are unable to collect such amounts from the merchant's account or reserve account (if applicable), or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for a chargeback, we bear the loss for the amount of the refund paid to the consumer. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. Although only a small part of our revenue is derived from direct contractual acquiring relationships with merchants, any increase in chargebacks not paid by our merchants may adversely affect our business, financial condition and results of operations.

Where we have direct contractual acquiring relationships with merchants, fraud by merchants or others or the violation of card association requirements by merchants could have an adverse effect on our operating results and financial condition.

        We have potential liability for fraudulent bankcard transactions or credits initiated by merchants or others where we are acting as the acquiring bank by virtue of our status as an ISO or under our acquiring agreements with American Express, Discover, JCB and UnionPay. Examples of merchant fraud include when a merchant processes fraudulent debit transactions or credits an accomplice's payment card for transactions that did not occur or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeit and fraud. While we have systems and procedures designed to detect and reduce the impact of fraud, we cannot ensure the effectiveness of these measures. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud would increase our chargeback liability or other liability. Additionally, if a merchant fails to comply with the applicable requirements of the card associations, including for example where a merchant is a victim of fraud or its data is compromised due to a failure to comply with PCI or card association data security standards, it could be subject to a variety of fines or penalties that may be levied by the card associations. If we cannot collect such amounts from the applicable merchant, we could end up bearing such fines or penalties. Although only a small part of our revenue are derived from direct contractual relationships with merchants, increases in chargebacks or other liability could adversely affect our business, financial condition and results of operations.

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

        The operation of our business may subject us to claims of infringement or misappropriation of third party intellectual property. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management's attention and resources, damage our reputation and brand, and cause us to incur significant expenses. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations. Further, claims of intellectual property infringement might require us to redesign or replace affected services, delay affected service offerings, enter into costly settlement or license agreements or pay costly damage awards or face a temporary or permanent injunction prohibiting us from marketing, selling or distributing the affected services. If we cannot or do not license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and earnings could be adversely impacted. Additionally, our customers may not purchase our services if they are concerned that our services infringe third party intellectual property rights. This could reduce the market opportunity for the sale of our services and solutions.

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

        Further, we are contractually obligated to indemnify certain customers or other third parties that use our services for losses suffered or incurred in the event our services are alleged to infringe a third party's intellectual property rights. The term of these indemnity provisions is generally perpetual after execution of the customer agreement subject to the statute of limitations.

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

        As of December 31, 2013, we had one patent issued and two patent applications pending in the United States, and multiple issued patents in Australia, India, Indonesia, New Zealand, the Philippines, Singapore, South Africa and Sri Lanka and patent applications pending in several other jurisdictions, all of which are counterparts to our patent and patent applications in the United States. We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them. In addition, third parties could claim invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management's attention and resources, damage our reputation and brand, and substantially harm our business.

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

        In order to protect or enforce our proprietary technology, we may initiate litigation against third parties, such as patent infringement suits or patent interference proceedings. Litigation may be necessary to assert claims of infringement, enforce our patents, protect our trade secrets or know-how, or determine the enforceability, scope and validity of the proprietary rights of others. Any lawsuits that we initiate could be expensive, take significant time and divert management's attention from other business concerns. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable.

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

        From time to time, we may be involved in various litigation matters and governmental or regulatory investigations or similar matters arising out of our business. Our insurance may not cover all claims that may be asserted against it, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any pending or future litigation or investigation significantly exceed our insurance coverage, they could adversely affect our business, financial condition and results of operations In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all. In addition, the expense of defending litigation may be significant, the amount of time to resolve lawsuits is unpredictable and defending ourselves may divert management's attention from the day-to-day operations of our business, any of which could adversely affect our business, results of operations and cash flows.

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

We are an "emerging growth company," and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

        We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act enacted in April 2012. We will remain an "emerging growth company" until the earliest of (i) the last fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of an initial public offering of our equity securities; (ii the date on which we have issued more than $1 billion in non-convertible debt during the prior three year period; and (iv) the date on which we are deemed to be a "large accelerated filer.". For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Our business is subject to changing regulations regarding corporate governance, disclosure controls, internal control over financial reporting and other compliance areas that will increase both our costs and the risk of noncompliance. If we fail to comply with these regulations we could face difficulties in preparing and filing timely and accurate financial reports.

        We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the rules and regulations of NASDAQ. In addition, we are currently listed on AIM and subject to AIM's admission and compliance requirements. Maintaining compliance with these rules and regulations, particularly after we cease to be an emerging growth company, will increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly and may also place increased strain on our personnel, systems and resources.

        The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and at the time we cease to be an emerging growth company, we will be required to provide attestation that we maintain effective disclosure controls and procedures by our registered public accounting firm. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to implement and maintain effective internal control also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports filed with the SEC, beginning for our year ending December 31, 2013 under Section 404(a) of the Sarbanes-Oxley Act or the annual auditor attestation reports regarding effectiveness of our internal controls over financial reporting that we will be required to include in our periodic reports filed with the SEC, beginning for our year ending December 31, 2017, unless, under the Jumpstart Our Business Startups Act, we meet certain criteria that would require such reports to be included prior to then, under Section 404(b) of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of shares of our common stock.

        We previously had a material weakness in our controls over accounting for income taxes that was not fully remediated as of December 31, 2012 but management took action to remediate this material weakness and concluded that our controls over accounting for income taxes were fully remediated as of December 31, 2013.

        In order to maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting going forward, we will need to expend significant resources and provide significant management oversight. There is a substantial effort involved in continuing to implement appropriate processes, document our system of internal control over relevant processes, assess their design, remediate any deficiencies identified and test their operation. As a result, management's attention may be diverted from other business concerns, which could harm our business, operating results and financial condition. These efforts will also involve substantial accounting-related costs. Prior to becoming subject to the Exchange Act in December 2012, we were not required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner, particularly if material weakness or significant deficiencies persist.

        If we are unable to maintain key controls currently in place or that we implement in the future and pending such implementation, or if any difficulties are encountered in their implementation or improvement, (1) our management might not be able to certify, and our independent registered public accounting firm might not be able to report on, the adequacy of our internal control over financial reporting, which would cause us to fail to meet our reporting obligations, (2) additional misstatements in our financial statements may occur that may not be prevented or detected on a timely basis and (3) we may be deemed to have significant deficiencies or material weaknesses, any of which could adversely affect our business, financial condition and results of operations.

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

        The Sarbanes-Oxley Act and the rules and regulations of NASDAQ may make it more difficult and more expensive for us to maintain directors' and officers' liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain or increase coverage. If we are unable to maintain adequate directors' and officers' insurance, our ability to recruit and retain qualified directors, especially those directors who may be considered independent for purposes of NASDAQ rules, and officers may be curtailed.

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

        As of December 31, 2013, we had available federal net operating loss carryforwards of $70.4 million, state net operating loss carryforwards, primarily New York state, of $71.3 million, and various foreign net operating loss carryforwards, the most significant of which expire between 2020 and 2032. Realization of these net operating loss carryforwards is dependent upon future income arising prior to the expiration dates and other factors under the relevant provisions of the Internal Revenue Code of 1986, as amended, or the Code. Our existing net operating loss carryforwards could expire and be unavailable to offset future income tax liabilities or the use of our net operating loss carryforwards could be limited, which would adversely affect our results.

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

        To date, there has been a limited public market for shares of our common stock in the United States. Since 2006, our common stock has traded on AIM under the symbol "PPT" and from 2006 until June 2013 our common stock also traded on AIM under the symbol "PPTR." From 2008 until December 2012, our common stock traded on the OTCQX in the United States under the symbol "PLPM" and since December 2012, our common stock has traded on NASDAQ. There is currently a limited volume of trading in our common stock on AIM and NASDAQ, which affects the liquidity of our common stock. We cannot predict when or whether investor interest in our common stock might lead to an increase in its market price or the development of a more active trading market. An active trading market for our shares in the United States may never develop or be sustained. If an active market for our common stock does not develop, it may be difficult to sell shares of our common stock without depressing the market price for the shares, or at all.

        In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of listed companies. The market price of our common stock, like the securities of many other technology companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During 2013, the closing price of our common stock on The NASDAQ Global Market ranged from $2.11 to $3.64 per share. Stock prices of many newly public companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, financial condition and results of operations.

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

        The price of shares of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. As of February 28, 2014, we had 61,680,439 shares of common stock (which includes 54,829,295 shares of common stock outstanding and 6,851,144 shares of common stock issuable upon the conversion of preferred stock).

        The holders of up to an aggregate of 6,768,874 shares of our common stock (which includes shares of our Series A Preferred Stock on an as-converted to common stock basis) outstanding as of February 28, 2014 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

        Additionally, we have registered shares of common stock that we issue under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance. The market price of the shares of our common stock could decline as a result of sales of a substantial number of our shares in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

If securities or industry analysts in the United States do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

        The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not have widespread research coverage by securities analysts in the United States, and industry analysts that currently cover us may cease to do so. If there is limited securities analysts' coverage of our company, or if industry analysts cease coverage of our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Our directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

        As of February 28, 2014, our directors, executive officers and holders of more than 5% of our common stock (which includes preferred stock on an as-converted to common stock basis), together with their affiliates, beneficially own, in the aggregate, 44.9% of our outstanding capital stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of shares of our common stock by:

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

  •
  our certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without stockholder approval, and authorizes shares of our Series A Preferred Stock, which are currently outstanding;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in Long Beach, New York, where we occupy facilities totaling approximately 16,300 square feet under a lease that expires on December 31, 2016. We have an option to renew the lease for an additional five-year term if we give notice to the landlord at least 180 days prior to December 31, 2016. We use our headquarter facilities for administration, marketing and sales, research and development, operations and information technology. We also lease office space for our subsidiaries around the world, including Delaware, which also hosts one of our data centers, Georgia and Florida in the United States, Bermuda, Beijing and Shanghai in China, Hong Kong,

Ireland, Mexico, Singapore, the United Arab Emirates and the United Kingdom. In addition, we rent space for one of our data centers in a secure facility in New York, and also host facilities in Bermuda, Dublin, Shanghai, Macau and Hong Kong through co-location arrangements.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Since March 2006, shares of our common stock have traded on AIM under the symbols "PPT" and from 2006 until June 2013, our common stock also traded on AIM under the symbol "PPTR". From November 2008 until December 2012, shares of our common stock were traded on the OTCQX under the symbol "PLPM." On December 17, 2012, shares of our common stock began trading on NASDAQ under the symbol "PLMP". The following table sets forth, for the quarters indicated, the high and low intra-day sales prices per share of our common stock on NASDAQ under the symbol "PLPM," AIM under the symbols "PPT" and "PPTR" and on the OTCQX under the symbol "PLPM" for each quarter of our two most recent fiscal years:

	Shares Traded on NASDAQ under the ticker "PLPM" (US Dollars)		Shares Traded on AIM under the ticker "PPT" (British Pound)		Shares Traded on AIM under the ticker "PPTR" (British Pound)		Shares Traded on the OTCQX under the ticker "PLPM" (US Dollars)
Fiscal Period	High	Low	High	Low	High	Low	High	Low
Fiscal Year ending December 31, 2013
First Quarter	$3.74	$2.38	£2.13	£1.80	£2.00	£1.83	$—	$—
Second Quarter	3.27	2.48	2.00	1.70	2.00	1.93	—	—
Third Quarter	3.14	1.97	1.86	1.36	—	—	—	—
Fourth Quarter	2.89	2.05	1.65	1.39	—	—	—	—
Fiscal Year ending December 31, 2012
First Quarter	$—	$—	£2.36	£1.35	£1.72	£1.25	$4.00	$2.20
Second Quarter	—	—	2.84	2.20	2.15	1.61	5.00	3.06
Third Quarter	—	—	2.70	1.60	2.12	1.73	4.42	2.55
Fourth Quarter	3.90	2.81	2.00	1.60	2.12	1.73	3.27	2.50

Holders of Common Equity

        As of February 28, 2014, there were outstanding 61,680,439 shares of our common stock (which includes preferred stock on an as-converted to common stock basis) held by approximately 218 stockholders of record. There is no trading market for shares of our Series A Preferred Stock nor do we expect there to be one.

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

Recent Sales of Unregistered Securities

        We issued 213,123 shares, during the fourth quarter of 2013 that were not registered under the Securities Act to shareholders pursuant to net exercises of warrants, which did not result in cash proceeds to us. These issuances were undertaken in reliance upon the exemption from registration requirements of Section 4(2) of the Securities Act. The recipients of these shares of common stock represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution. All recipients had adequate access, through their relationships with us, to information about us.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        No shares of our common stock were repurchased during the fourth quarter of 2013.

ITEM 6.    SELECTED FINANCIAL DATA

        The consolidated statements of operations data for the years ended December 31, 2013, 2012, and 2011 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2010 and 2009 have been derived from our audited financial statements not included in this Annual Report. You should read the following selected historical consolidated financial data in conjunction with Item 7 "Management's discussion and analysis of financial condition and results of operations" and the consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data

	Year ended December 31,
	2013	2012	2011	2010	2009
Consolidated statements of operations data:
Net revenue	$46,566,065	$43,578,016	$41,858,166	$30,553,164	$26,319,319
Income (loss) from operations	$39,853	$(4,241,704)	$2,935,466	$(1,892,419)	$(2,961,303)
Net income (loss)	$22,006	$(4,452,305)	$2,384,729	$(3,064,787)	$(4,183,200)
Basic net income (loss) per share applicable to common stockholders	$0.00	$(0.09)	$0.04	$(0.08)	$(0.12)
Diluted net income (loss) per share applicable to common stockholders	$0.00	$(0.09)	$0.04	$(0.08)	$(0.12)
Weighted average common stock outstanding (basic)	52,943,203	52,187,144	49,348,033	40,431,073	33,725,727
Weighted average common stock outstanding (diluted)	54,465,285	52,187,144	52,167,492	40,431,073	33,725,727

Consolidated Balance Sheet Data

	As of December 31,
	2013	2012	2011	2010	2009
Consolidated balance sheet data
Cash and cash equivalents	$6,572,468	$6,002,457	$7,671,963	$5,182,499	$3,752,423
Working capital(1)	8,414,313	7,429,390	9,468,507	6,908,916	1,396,446
Total assets	30,391,138	27,318,502	24,854,144	19,168,991	16,143,284
Total liabilities	10,535,647	9,435,645	6,109,178	13,492,281	17,022,589
Accumulated deficit	(81,891,238)	(81,913,244)	(77,460,939)	(79,845,668)	(76,780,881)
Total stockholders' equity (deficit)	19,855,491	17,882,857	18,744,966	5,676,710	(879,305)

(1)
Working capital is defined as current assets less current liabilities.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis in conjunction with the information set forth above under "—Selected consolidated financial data" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under "Item 1A. Risk factors" and elsewhere in this Annual Report on Form10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Business overview

        We believe Planet Payment is a leading provider of international payment and transaction processing and multi-currency processing services. We provide our services to approximately 61,000 active merchant locations in 22 countries and territories across the Asia Pacific region, North America, the Middle East, Africa and Europe, primarily through our acquiring bank and processor customers, as well as through our own direct sales force. Our point-of-sale and e-commerce services help merchants sell more goods and services to consumers and, together with our ATM services, enable our acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels.

        To ensure our long-term success and the success of our customers:

  •
  we invest in new services and in enhancing our processing platform to facilitate more convenient and innovative payment methods, such as money transfer, mobile payments and e-commerce; as well as the processing of non-financial transactions such as pre-paid phone top-up; and

  •
  we continually work to improve the speed, efficiency, security and performance of our platform and our payments and transaction processing services to enhance the reliability of our global processing infrastructure and protect the security of cardholder information.

        In 2013, we produced 64% of our revenue internationally and 36% in the United States through a recurring revenue model that generates fees every time a purchase is made across our network. We manage our business through two operating segments: our multi-currency processing services and our payment processing services. Our multi-currency processing services, which include Pay In Your Currency and Shop In Your Currency, enable merchants to offer customized pricing in multiple currencies. Our payment processing services comprise end-to-end authorization, capture, clearing and settlement services to our customers along with localized language support and online access to advanced reconciliation, reporting and analytics services. For the year ended December 31, 2013, our multi-currency processing services represented approximately 64% of our revenue and our payment processing services represented approximately 36% of our revenue.

        For the years 2013, 2012 and 2011, our net revenue was $46.6 million, $43.6 million and $41.9 million, respectively. In the same periods, our net income (loss) was $22,006, $(4.5) million and $2.4 million, respectively, and our Adjusted EBITDA was $4.2 million, $2.4 million and $5.9 million, respectively. Adjusted EBITDA is a financial measure not calculated in accordance with accounting principles generally accepted in the United States of America ("GAAP"). For information on how we calculate Adjusted EBITDA, see "—Key metrics—Adjusted EBITDA."

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

        We expect that our payment processing service fees, which primarily represent transaction processing and card acceptance fees, will continue to rise as our revenue increases from new customers using our platform for transaction processing services. These services (whether or not involving currency conversion) may include the processing of POS, e-commerce and ATM transactions, as well as certain non-financial transactions, We also expect that our processing and service costs, which include expenses related to running our platform infrastructure, and our selling, general and administrative expense will increase, but at a rate of increase that is less than the growth of our revenue due to the leverage in our business model and the product mix of new business.

Key metrics

        Our management relies on certain performance indicators to manage and assess our business. The key performance indicators set forth below help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. We believe that improvements in these metrics will result in improvements in our financial performance over time. We monitor our non-GAAP financial measures and other business statistics as a measure of operating performance in addition to net income (loss) and the other measures included in our consolidated financial statements.

        The following is a table consisting of non-GAAP financial measures and certain other business statistics that management monitors:

	Year ended December 31,
	2013	2012	2011
KEY METRICS:
Consolidated gross billings(1)	$123,766,535	$117,945,131	$102,439,474
Total settled dollar volume processed(2)	$7,054,447,195	$6,114,241,521	$4,883,375,222
Adjusted EBITDA (non-GAAP)(3)	$4,228,278	$2,425,570	$5,923,149
Capitalized expenditures	$2,513,620	$1,921,766	$2,102,811
Total active merchant locations (at period end)(4)	61,029	40,918	27,887
Total settled transactions processed(5)	64,438,090	45,968,171	30,977,521
Multi-currency processing services key metrics:
Active merchant locations (at period end)(4)	23,628	22,015	16,347
Settled transactions processed(6)	12,496,150	11,883,366	10,801,177
Gross foreign currency mark-up(7)	$107,013,919	$103,174,205	$87,820,070
Settled dollar volume processed(8)	$2,645,757,541	$2,628,252,265	$2,339,615,142
Average net mark-up percentage on settled dollar volume processed(9)	1.13%	1.10%	1.16%
Payment processing services key metrics:
Active merchant locations (at period end)(4)	37,424	18,921	11,552
Payment processing services revenue(10)	$16,752,616	$14,770,926	$14,619,404
Settled transactions processed(11)	51,941,940	34,084,805	20,176,344
Settled dollar volume processed(12)	$4,408,689,654	$3,485,989,256	$2,493,760,080

(1)
Represents gross foreign currency mark-up (see footnote 7) plus payment processing services revenue (see footnote 10).

(2)
Represents total settled dollar volume processed through both our multi-currency and payment processing services.

(3)
We define Adjusted EBITDA as GAAP net income (loss) adjusted to exclude (1) interest expense, (2) interest income, (3) provision (benefit) for income taxes, (4) depreciation and amortization, (5) stock-based compensation expense from options and warrants and (6) certain other items management believes affect the comparability of operating results. Please see "—Adjusted EBITDA" below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

(4)
We consider a merchant location to be active as of a date if the merchant completed at least one revenue-generating transaction at the location during the 90-day period ending on such date. The total number of active merchant locations exceeds the total number of merchants, as merchants may have multiple locations. As of December 31, 2013, 2012 and 2011, there were 23, 18 and 12 active merchant locations, respectively, included in both multi-currency and payment processing active merchant locations but are not included in total active merchant locations, in order to eliminate counting these locations twice.

(5)
Represents total settled transactions (excluding other transaction types such as authorizations and rate look-ups).

(6)
Represents settled transactions processed using our multi-currency processing services (excluding other transaction types such as authorizations and rate look-ups).

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

(9)
Represents the average net foreign currency mark-up percentage earned on settled dollar volume processed using our multi-currency processing services. The average net mark-up percentage on settled dollar volume processed is calculated by taking the reported total multi-currency processing services net revenue ($29.8 million, $28.8 million and $27.2 million for the years ended December 31, 2013, 2012 and 2011, respectively) and dividing by settled dollar volume processed (see footnote 8).

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

        Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income (loss) adjusted to exclude (1) interest expense, (2) interest income, (3) provision (benefit) for income taxes, (4) depreciation and amortization, (5) stock-based compensation expense from options and warrants and (6) certain other items management believes affect the comparability of operating results.

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

        The following table sets forth the reconciliation of Adjusted EBITDA to net income (loss), our most directly comparable financial measure in accordance with GAAP:

	Year ended December 31,
	2013	2012	2011
ADJUSTED EBITDA:
Net income (loss)	$22,006	$(4,452,305)	$2,384,729
Interest expense	66,905	55,987	319,098
Interest and other expense (income)	(1,038)	7,503	(1,582)
Provision for income taxes	40,869	147,111	331,903
Depreciation and amortization	2,872,167	2,831,379	2,416,873
Expensing of deferred IPO costs(1)	—	2,578,770	—
Stock-based compensation expense	1,227,369	1,135,047	570,810
Convertible debt prepayment(2)	—	—	601,318
Derecognition of note payable(3)	—	—	(700,000)
Acquisition deal costs	—	122,078	—

Adjusted EBITDA (non-GAAP)	$4,228,278	$2,425,570	$5,923,149

(1)
In July 2011 we filed our first Registration Statement on Form S-1. From July 2011 through August 2012 we continued to update and amend the Registration Statement on Form S-1. During the quarter ended September 30, 2012, we determined that it was likely that our IPO would be postponed for a period in excess of 90 days and as a result deemed it to be an aborted offering in accordance with the guidance set forth in ASC 340-10-S99-1. For the three months ended September 30, 2012, we expensed previously deferred IPO costs of $2.3 million associated with our Registration Statement on Form S-1 as well as any IPO costs incurred in the third quarter to selling, general and administrative expenses. The total amount of the third quarter expense was $2.6 million.

(2)
In April 2011, the convertible debt holders converted the outstanding principal amount of $9.0 million under convertible notes issued in 2007 and 2008 into an aggregate of 4,049,776 shares of common stock. In addition, we issued 127,318 shares of common stock valued at $0.3 million in lieu of cash payments for accrued interest and 297,682 shares of common stock valued at $0.6 million as a prepayment fee negotiated at the time of conversion. The shares issued for the accrued interest and the prepayment fee were valued at the average closing price of our common stock on AIM under the symbol "PPTR" during the 10 trading day period ending two days prior to the conversion.

(3)
In 2003, we entered into an agreement with First Horizon Merchant Services, Inc. ("FHMS") and First Tennessee Bank National Association ("FTB") and recorded a liability. Due to a breach of the contractual terms by FHMS and FTB, we did not believe we were liable to repay these amounts. As of March 31, 2011, the statute of limitations had expired on $0.66 million of the $0.7 million balance and as of September 30, 2011, the statute of limitations had expired on the remaining $40,000. For the year ended December 31, 2011, we recorded other income due to the derecognition of the note payable in the amount of $0.7 million.

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

        Analysis of revenue by segment and geographical region:

	Year ended December 31,
	2013	2012	2011
Revenue:
APAC	$15,666,192	$16,248,880	$18,337,513
North America	6,165,431	5,000,064	3,991,374
CEMEA	7,981,826	7,558,146	4,909,875

Total multi-currency processing services revenue	29,813,449	28,807,090	27,238,762
Payment processing services revenue	16,752,616	14,770,926	14,619,404

Net revenue	$46,566,065	$43,578,016	$41,858,166

        A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the year ended December 31, 2013, subsidiaries of Global Payments, Inc. represented 21% and of our revenue, and Network International, LLC represented 12% of our revenue.

Operating expenses

        Cost of revenue.    Cost of revenue primarily consists of two categories: (1) payment processing services fees, which includes payment processing transactions fees such as sponsorship fees, interchange and card association fees and assessments; and (2) processing and service costs, which include expenses related to running our platform infrastructure, including: Internet connectivity, hosting and data storage expenses, amortization expense on acquired intangibles and capitalized software development costs, compensation and related benefits, multi-currency referral commission fees and a portion of general overhead expenses.

        Selling, general and administrative expenses.    Selling, general and administrative expenses consist primarily of compensation and related benefits, facility costs, public company costs and professional service fees for our sales, marketing, customer service, administrative functions, and a portion of general overhead expenses.

        In July 2011 we filed our first Registration Statement on Form S-1. During the quarter ended September 30, 2012 we determined that it was likely that our IPO would be postponed for a period in excess of 90 days and as a result deemed it to be an aborted offering in accordance with the guidance set forth in ASC 340-10-S99-1. For the three months ending September 30, 2012, we expensed previously deferred IPO costs of $2.3 million associated with our Registration Statement on Form S-1 as well as any IPO costs incurred in the third quarter to selling, general and administrative expenses. The total amount of the third quarter expense was $2.6 million.

        In October 2012, the east coast of the United States was hit by Hurricane Sandy, including the city of Long Beach, where our corporate offices are located. For the year ended December 31, 2012 we recorded a selling, general and administration expense of $0.1 million primarily related to disposal of property and equipment that was damaged in Hurricane Sandy which was offset by a pre-funding insurance reimbursement of $0.1 million. For the year ended December 31, 2013, we recorded capital additions related to Hurricane Sandy of approximately $0.5 million primarily related to leasehold improvements, furniture and fixtures and computer hardware. In 2013 we received $0.3 million in insurance proceeds, which was recorded as a gain in selling, general and administrative expenses.

        We allocate overhead such as occupancy, telecommunication charges and depreciation expense based on headcount, as we believe this to be the most accurate measure. As a result, a portion of general overhead expenses is reflected in both our cost of revenue and selling, general and administrative expenses.

Other (expense) income, net

        Other (expense) income, net, primarily consists of interest expense related to our capital leases. The year ended December 31, 2011 includes term and convertible debt interest expense and the derecognition of our note payable due to FHMS and FTB.

Critical accounting policies and estimates

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. These principles require us to make certain estimates and judgments that affect the reported amounts and the disclosure in our financial statements. We base our estimates on historical experience, future trends and other assumptions we believe to be reasonable under the circumstances. Because these accounting policies require significant judgment, our actual results may differ materially from our estimates.

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

Payment processing services revenue

        We follow the requirements of Accounting Standards Codification ("ASC") topic 605-45, Revenue Recognition—Principal Agent Considerations, in determining our payment processing services revenue reporting. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenue is reported at the time of settlement on a gross basis equal to the full amount of the discount charged to the merchant. This amount may include interchange paid to card issuing banks and assessments paid to payment card associations.

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

        We capitalize costs of materials and consultants, payroll and payroll-related costs incurred by employees involved in developing internal use computer software during the application development stage. Costs incurred during the preliminary project and post-implementation stages are charged to processing and service costs, which are included in cost of revenue as incurred. Software development costs are amortized to processing and service costs, which are included in cost of revenue on a straight-line basis over estimated useful lives of approximately three to five years. We perform periodic reviews to ensure that unamortized software costs remain recoverable from future cash flows. Capitalized software development costs, net, were $4.9 million and $4.8 million as of December 31, 2013 and 2012, respectively. Amortization expense totaled $1.6 million, $1.7 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Goodwill, intangibles and long-lived assets

        We record as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired. Other acquired intangible assets, which primarily include identifiable acquired technology, are being amortized on a straight-line basis over five years, which approximates the pattern in which the assets are utilized, over their estimated useful lives.

        We perform reviews to determine if the carrying value of our goodwill is impaired. We review goodwill for impairment at least annually during the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. We review goodwill for impairment utilizing either a qualitative assessment or a two-step process. If we decide that it is appropriate to perform a qualitative assessment and conclude that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. For reporting units where we perform the two-step process, the first step requires us to estimate the fair value of each reporting unit and compare that fair value to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired and no further evaluation is necessary. If the carrying value is higher than the estimated fair value, there is an indication that impairment may exist and the second step is required. In the second step, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment charge.

        For reporting units where we decide to perform a qualitative assessment, management assesses and makes judgments regarding a variety of factors which potentially impact the fair value of a reporting unit, including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, our financial performance and trends, our strategies and business plans, capital requirements, management and personnel issues, and our stock price, among others. Management then considers the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect a reporting unit's fair value or the carrying amount of its net assets, to reach a qualitative conclusion regarding whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount.

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

        The entire goodwill balance as of December 31, 2013 is attributable to the acquisition of BPS. We did not record any impairment of goodwill for the three years ended December 31, 2013, 2012 and 2011.

        We evaluate long-lived assets, including property and equipment, capitalized software and finite-lived intangible assets for potential impairment on an individual asset basis or at the lowest level asset grouping for which cash flows can be separately identified. Long-lived asset impairments are assessed whenever changes in circumstances could indicate that the carrying amounts of those productive assets exceed their projected undiscounted cash flows. When it is determined that impairment exists, the related asset group is written down to its estimated fair market value. The determination of future cash flows and the estimated fair value of long-lived assets, involve significant estimates on the part of management. In order to estimate the fair value of a long-lived asset, we may engage a third party to assist with the valuation. We did not record any impairment of long-lived assets for the year ended December 31, 2013, 2012 and 2011.

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

Stock-based compensation expense and assumptions

        During the year ended December 31, 2013, 0.9 million stock options with a fair value of $1.0 million were granted to certain employees of the Company. The actual number of shares that will be issued upon exercise of options is subject to the achievement of vesting conditions.

        During the year ended December 31, 2013, 0.9 million restricted stock awards with an award fair value of $1.9 million were granted to certain employees and members of our Board of Directors. The actual number of vested shares is subject to the achievement of certain performance targets and/or other vesting conditions.

        Refer to sub-section "Long-term incentive restricted stock agreements assumptions and vesting requirements" for information regarding a separate award granted to Carl Williams at the time was appointed as President of our Company on November 15, 2013.

        Stock-based compensation expense is measured at the grant date based on fair value and recognized as an expense over the requisite service period, net of an estimated forfeiture rate.

        The following summarizes stock-based compensation expense recognized by income statement classification:

	Year ended December 31,
	2013	2012	2011
Processing and service costs	$238,101	$262,775	$135,444
Selling, general and administrative expenses	989,268	872,272	435,366

Total stock-based compensation expense	$1,227,369	$1,135,047	$570,810

        The following summarizes stock-based compensation expense recognized by type:

	Year ended December 31,
	2013	2012	2011
Stock options	$983,810	$1,135,047	$555,882
Restricted stock awards	243,559	—	—
Warrants	—	—	14,928

Total stock-based compensation expense	$1,227,369	$1,135,047	$570,810

        For the years ended December 31, 2013 and 2012, stock-based compensation expense included $0.1 million of capitalized stock-based compensation. Capitalized stock-based compensation for 2011 was immaterial.

        A summary of the unamortized stock-based compensation expense and associated weighted average remaining amortization periods is presented below:

	As of December 31, 2013		As of December 31, 2012
	Unamortized stock-based compensation expense	Weighted average remaining amortization period (in years)	Unamortized stock-based compensation expense	Weighted average remaining amortization period (in years)
Stock options	$1,263,133	1.79	$1,383,725	1.80
Restricted stock awards	1,624,187	2.05	—	—

Stock-based compensation expense assumptions and vesting requirements

        Determining the appropriate fair value model and calculating the fair value of stock-based awards require the input of highly subjective assumptions, including the expected life, expected stock price volatility, and the number of expected stock-based awards that will be forfeited prior to the completion of the vesting requirements. We use the Black-Scholes Option Pricing Model and binomial lattice-based valuation pricing models to value our stock-based awards.

Expected life

        Due to our limited public company history, the expected life for our stock-based awards granted was determined based on the "simplified" method under the provisions of ASC 718-10, Compensation—Stock Compensation.

Expected stock price volatility

        Due to our limited public company history, expected stock price volatility prior to December 31, 2011 was determined based upon the expected volatility of similar entities whose shares are publicly traded and have trading history commensurate with the expected life.

        For stock-based awards granted after January 1, 2012, we began estimating our expected volatility using a time-weighted average of our historical volatility in combination with the historical volatility of similar entities whose common shares are publicly traded.

Risk-free interest rate and dividend yield

        The risk-free interest rates used for our stock-based awards granted were the U.S. Treasury zero-coupon rates for bonds matching the expected life of a stock-based award on the date of grant.

        The expected dividend yield is not applicable as we have not paid any dividends and intend to retain any future earnings for use in our business.

Vesting requirements

        Options granted to employees generally vest 1/3rd of the amount of shares subject to each option on each 12-month anniversary from the vesting commencement date over a three year period and expire ten years from the grant date.

        Restricted stock awards are earned upon the achievement of certain performance targets and/or other vesting conditions.

        A director's annual grant vests and becomes exercisable as to 1/12th of the shares each month from the vesting commencement date. A director's initial grant vests and becomes exercisable as to 1/3rd of the shares on the 12-month anniversary from the vesting commencement date and then 1/36th of the shares each month thereafter, such that the grant vests in full after three years. All directors' options expire ten years from the grant date.

        Our 2000 Stock Incentive Plan allows for acceleration of the vesting of outstanding options granted upon the occurrence of certain events related to change of control, merger, and the sale of substantially all of our assets or liquidation of the company, at the discretion of our Board of Directors. Our 2006 Equity Incentive Plan provides that if outstanding options are not assumed or replaced by a successor corporation, options shall immediately vest as to 100% of the shares at such time and on such conditions as our Board of Directors shall determine. Our 2012 Equity Incentive Plan provides that if outstanding options are not assumed or replaced by successor corporations options shall immediately vest as to 100% of the shares (and any applicable right of repurchase shall fully lapse prior to relevant event).

Fair value inputs

        The fair market value of each stock-based award granted has been estimated on the grant date using the Black-Scholes Option Pricing Model with the following assumptions:

Year ended December 31,
	2013	2012	2011
Expected life (in years)	5.51 - 5.98	5.25 - 6.00	5.00 - 6.32
Expected volatility (percentage)	40.74 - 42.41	45.13 - 47.36	27.80 - 36.68
Risk-free interest rate (percentage)	0.94 - 1.77	0.91 - 1.39	1.58 - 2.72
Expected dividend yield	—	—	—

        For all option grants our Board of Directors set the exercise price of stock options based on a price per share not less than the fair value of our common stock on the date of grant. Since our shares of common stock began trading on AIM in 2006, and until our shares of common stock began trading on NASDAQ, our Board of Directors determined that the fair value of the shares of common stock on the date of grant was the closing price of shares of our common stock that traded under the AIM symbol "PPTR." The underlying security for all options and warrants issued prior to the effectiveness of our Registration Statement on Form S-8 was our common stock trading under "PPTR."

        Following the effectiveness of our Registration Statement on Form 10 and Registration Statement on Form S-8 our Board of Directors has determined that the fair value of the shares of common stock on the date of grant is the closing price of shares of our common stock that trade under the NASDAQ symbol "PLPM." The underlying security for all issued and outstanding options and warrants is our common stock trading under "PLPM" / "PPT."

Long-term incentive restricted stock agreements assumptions and vesting requirements

        On July 26, 2011, we made a restricted stock grant of 915,000 shares of our common stock to Philip Beck pursuant to a Long-Term Incentive Restricted Stock Agreement. The 915,000 shares vest in four separate tranches, each with a different long-term performance goal. The agreement provides that (1) upon a corporate transaction, certain unvested shares accelerate and become vested, and (2) upon Mr. Beck's involuntary termination, certain unvested shares shall remain outstanding and become vested only at such time as the performance goals applicable to such unvested shares are satisfied. The performance goals for each tranche are outlined below:

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

        For further information on this award please refer to Note 18 Subsequent events of the consolidated financial statements.

        In accordance with ASC 718-10, we valued the performance condition and market condition awards using the Black-Scholes and binomial lattice models, respectively. The fair values of the performance condition awards are based upon the closing price of shares of the Company's common stock that trade on AIM under the symbol "PPTR" on the date of grant. The total fair value of all three tranches of the performance condition awards is $1.8 million, of which no amounts have been expensed as it was not deemed probable that the performance conditions would be satisfied based on the financial assessment of December 31, 2013. We will reassess the probability of achieving each performance condition metric at each reporting period. The total fair value of the market condition award is $5,600. Given the inconsequential nature of the amount, we recorded the entire expense at the time of grant. The expense related to the market condition award is not reversed even if the market conditions are not satisfied.

        The fair value of the market condition award has been estimated on the grant date using a binomial lattice-based valuation pricing model with the following assumptions:

July 26, 2011
Expected life (in years)	5.3
Expected volatility (percentage)	31.68
Risk-free interest rate (percentage)	2.04
Expected dividend yield	—

        On November 15, 2013, we made a restricted stock grant of 200,000 shares of our common stock to Carl Williams, our Director, Chief Executive Officer and President, pursuant to our 2012 Equity Incentive Plan. The 200,000 shares will become vested if, prior to May 31, 2015, the closing price of our common stock on NASDAQ is at least $6.00 per share for 30 consecutive trading days. Additionally, in the event that we complete a change of control transaction, the shares shall become vested if the consideration for such transaction is at least $6.00 per share, or the fair market value of our common stock immediately following such change of control transaction is at least $6.00 per share.

        In accordance with ASC 718-10, we valued the market condition awards using a binomial lattice-based valuation pricing model. The total fair value of the market condition award is $2,000. Given the inconsequential nature of the amount, we recorded the entire expense at the time of grant. The expense related to the market condition award is not reversed even if the market conditions are not satisfied.

        The fair value of the market condition award has been estimated on the grant date using a binomial lattice-based valuation pricing model with the following assumptions:

November 15, 2013
Expected life (in years)	1.37
Expected volatility (percentage)	27.3
Risk-free interest rate (percentage)	0.23
Expected dividend yield	—

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

        ASC 740-10, Income Taxes, prescribes a comprehensive model for how companies should recognize, measure, present, and disclose uncertain tax positions taken or expected to be taken on a tax return. We initially and subsequently measure such tax positions as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. We reviewed and evaluated the relevant technical merits of each of our tax positions, for all periods presented, and determined that there are no uncertain tax positions that would have a material impact on our financial statements.

Deferred IPO costs

        In July 2011 we filed our first Registration Statement on Form S-1. From July 2011 through August 2012 we continued to update and amend the Registration Statement on Form S-1. During the quarter ended September 30, 2012, we determined that it was likely that our IPO would be postponed for a period in excess of 90 days and as a result deemed it to be an aborted offering in accordance with the guidance set forth in ASC 340-10-S99-1. During the three months ended September 30, 2012, we expensed previously deferred IPO costs of $2.3 million associated with our Registration Statement on Form S-1 as well as any IPO costs incurred in the third quarter to selling, general and administrative expenses. The total amount of the third quarter expense was $2.6 million.

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

	Year ended December 31,
	2013		2012		2011
	$ amount	% of revenue	$ amount	% of revenue	$ amount	% of revenue
Revenue:
APAC	$15,666,192	33.6%	$16,248,880	37.3%	$18,337,513	43.9%
North America	6,165,431	13.2	5,000,064	11.5	3,991,374	9.5
CEMEA	7,981,826	17.1	7,558,146	17.3	4,909,875	11.7

Total multi-currency processing services revenue	29,813,449	63.9	28,807,090	66.1	27,238,762	65.1
Payment processing services revenue	16,752,616	36.1	14,770,926	33.9	14,619,404	34.9

Net revenue	46,566,065	100.0	43,578,016	100.0	41,858,166	100.0

Operating expenses:
Cost of revenue:
Payment processing services fees	11,236,262	24.1	10,943,290	25.1	11,677,012	27.9
Processing and service costs	13,048,294	28.0	11,010,778	25.3	9,093,674	21.7

Total cost of revenue	24,284,556	52.1	21,954,068	50.4	20,770,686	49.6
Selling, general and administrative expenses	22,241,656	47.8	25,865,652	59.4	18,152,014	43.4

Total operating expenses	46,526,212	99.9	47,819,720	109.8	38,922,700	93.0

Income (loss) from operations	39,853	0.1	(4,241,704)	(9.8)	2,935,466	7.0

Other income (expense):
Interest expense	(66,905)	(0.1)	(55,987)	(0.1)	(319,098)	(0.8)
Interest income	1,038	0.0	1,236	0.0	1,582	0.0
Other income (expense), net	88,889	0.1	(8,739)	(0.0)	98,682	0.2

Total other income (expense), net	23,022	0.0	(63,490)	(0.1)	(218,834)	(0.6)

Income (loss) from operations before provision for income taxes	62,875	0.1	(4,305,194)	(9.9)	2,716,632	6.4

Provision for income taxes	(40,869)	(0.1)	(147,111)	(0.3)	(331,903)	(0.8)

Net income (loss)	$22,006	0.0%	$(4,452,305)	(10.2)%	$2,384,729	5.6%

Comparison of the years ended December 31, 2013 and 2012

Revenue

	Year ended December 31,		Variance
	2013	2012	Amount	Percent
APAC	$15,666,192	$16,248,880	$(582,688)	(4)%
North America	6,165,431	5,000,064	1,165,367	23
CEMEA	7,981,826	7,558,146	423,680	6

Total multi-currency processing services revenue	29,813,449	28,807,090	1,006,359	3
Payment processing services revenue	16,752,616	14,770,926	1,981,690	13

Net revenue	$46,566,065	$43,578,016	$2,988,049	7

        Net revenue increased $3.0 million, or 7%, to $46.6 million for the year ended December 31, 2013 from $43.6 million for the year ended December 31, 2012. The year over year increase in revenue was primarily due to the overall increase in total active merchant locations processing transactions through our payment processing platform and an increase in transactions from our direct acquiring payment processing customers. This increase related to merchant locations was partially offset by the decreases in APAC settled dollar volume processed and average mark-up percentage on settled dollar volume as described below.

Multi-currency processing services revenue

        APAC multi-currency processing services revenue.    APAC multi-currency processing services revenue decreased $0.6 million, or 4%, to $15.6 million for the year ended December 31, 2013 from $16.2 million for the year ended December 31, 2012. The decrease in APAC multi-currency processing services revenue was driven by changes in the following key business metrics:

	Year ended December 31,		Variance
	2013	2012	Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	12,967	11,945	1,022	9%
APAC multi-currency processing settled transactions processed	5,632,093	5,736,247	(104,154)	(2)
APAC multi-currency processing gross foreign currency mark-up	$60,922,423	$60,411,967	$510,456	1
APAC multi-currency processing settled dollar volume processed	$1,439,068,345	$1,458,852,664	$(19,784,319)	(1)
APAC average net mark-up % on settled dollar volume processed	1.09%	1.11%	(0.02)%	(2)

        The 1% decrease in settled dollar volume processed resulted in a $0.2 million decrease to revenue. APAC multi-currency processing revenue was further decreased by a 2% decrease in our average net mark-up percentage on settled dollar volume processed, which resulted in a $0.4 million decrease to revenue. The decrease in average net mark-up percentage on settled dollar volume processed was primarily due to a re-pricing of certain contracts that have been renewed on a long-term basis coupled with the pricing mix of services during the period.

        North America multi-currency processing services revenue.    North America multi-currency processing services revenue increased $1.2 million to $6.2 million for the year ended December 31, 2013 from

$5.0 million for the year ended December 31, 2012. North America multi-currency processing services revenue key business metrics are as follows:

	Year ended December 31,		Variance
	2013	2012	Amount	Percent
North America multi-currency processing active merchant locations (at period end)	3,351	3,463	(112)	(3)%
North America multi-currency processing settled transactions processed	2,942,280	3,163,363	(221,083)	(7)
North America multi-currency processing gross foreign currency mark-up	$13,948,801	$12,305,935	$1,642,866	13
North America multi-currency processing settled dollar volume processed	$381,903,219	$389,638,679	$(7,735,460)	(2)
North America average net mark-up % on settled dollar volume processed	1.61%	1.28%	0.33%	26

        The 26% increase in our average net mark-up on settled dollar volume processed resulted in a $1.3 million dollar increase to revenue which was partially offset by a 2% decrease in settled dollar volume processed, which resulted in a $0.1 million dollar decrease to revenue. The primary reason for the increase to our average net mark-up percentage on settled dollar volume processed was due to customer and product mix.

        CEMEA multi-currency processing services revenue.    CEMEA multi-currency processing services revenue increased $0.4 million to $7.9 million for the year ended December 31, 2013 from $7.5 million for the year ended December 31, 2012. CEMEA multi-currency processing services revenue key business metrics are as follows:

	Year ended December 31,		Variance
	2013	2012	Amount	Percent
CEMEA multi-currency processing active merchant locations (at period end)	7,310	6,607	703	11%
CEMEA multi-currency processing settled transactions processed	3,921,777	2,983,756	938,021	31
CEMEA multi-currency processing gross foreign currency mark-up	$32,142,695	$30,456,303	$1,686,392	6
CEMEA multi-currency processing settled dollar volume processed	$824,785,977	$779,760,922	$45,025,055	6
CEMEA average net mark-up % on settled dollar volume processed	0.97%	0.97%	0.00%	0

        The 6% increase in settled dollar volume processed resulted in a $0.4 million increase in revenue. This increase in settled dollar volume processed was due to the continued merchant rollout for a CEMEA customer.

Cost of revenue

	Year ended December 31,		Variance
	2013	2012	Amount	Percent
Payment processing services fees	$11,236,262	$10,943,290	$292,972	3%
Processing and service costs	13,048,294	11,010,778	2,037,516	19

Total cost of revenue	$24,284,556	$21,954,068	$2,330,488	11

Payment processing services fees

        The increase in payment processing service fees of $0.3 million, or 3%, to $11.2 million for the year ended December 31, 2013 from $10.9 million for the year ended December 31, 2012 was primarily a result of a $1.6 million increase due to the roll-out of new payment processing customers and a $1.3 million decrease as a result of the pricing mix of services for the year ended December 31, 2013.

Processing and service costs

        The increase in processing and service costs of $2.0 million, or 19%, to $13.0 million for the year ended December 31, 2013 from $11.0 million for the year ended December 31, 2012. The increase in processing and service costs was primarily the result of an increase of $1.7 million in multi-currency referral commissions earned by third party agents for new multi-currency customers implemented in the fourth quarter 2012 and an increase in salary and compensation and related benefit costs of $0.6 million, which are primarily due to technology headcount additions to support the growth in our existing business and launches into new markets.

Selling, general and administrative expenses

	Year ended December 31,		Variance
	2013	2012	Amount	Percent
Selling, general and administrative expenses	$22,241,656	$25,865,652	$(3,623,996)	(14)%

        Selling, general and administrative expenses decreased $3.6 million, or 14%, to $22.3 million for the year ended December 31, 2013 from $25.9 million for the year ended December 31, 2012. The decrease in selling, general and administrative expenses was primarily the result of expensing $2.6 million of deferred IPO cost in 2012. The decrease in selling, general and administrative expenses was also due to a decrease in professional fees of $1.1 million, sales and marketing costs of $0.3 million, and travel costs, facility costs and other selling, general and administrative costs of $0.3 million, offset by increased salary compensation and related benefit costs of $0.6 million. These increases in salary are primarily due to budgeted head count additions to support the growth in our existing business and our launches into new markets with new customers.

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

        Net revenue increased $1.7 million, or 4%, to $43.6 million for the year ended December 31, 2012 from $41.9 million for the year ended December 31, 2011. The year over year increase in revenue was primarily due to the overall increase in total active merchant locations processing transactions through our multi-currency and an increase in transactions from our direct acquiring payment processing customers. This increase related to merchant locations was partially offset by the decrease in APAC average mark-up percentage on settled dollar volume as described below.

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

Other (expense) income, net

	Year ended December 31,		Variance
	2012	2011	Amount	Percent
Interest expense	$(55,987)	$(319,098)	$263,111		*
Interest income	1,236	1,582	(346)		*
Other income	(8,739)	98,682	(107,421)		*

Total other (expense) income, net	$(63,490)	$(218,834)	$155,344		*

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

2013 (unaudited)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net revenue	$12,086,063	$11,764,663	$10,472,912	$12,242,427
Gross profit(1)	6,108,127	5,837,073	4,499,516	5,836,793
Income (loss) from operations	385,443	388,118	(821,055)	87,347
Net income (loss)	$371,916	$304,691	$(808,554)	$153,953
Basic net income (loss) per share applicable to common stockholders(2)	$0.01	$0.01	$(0.02)	$0.00

Diluted net income (loss) per share applicable to common stockholders(2)	$0.01	$0.00	$(0.02)	$0.00

Weighted average common stock (basic)	52,779,130	52,832,451	53,051,626	53,193,916

Weighted average common stock (diluted)	54,806,026	54,570,476	53,051,626	54,247,382

2012 (unaudited)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net revenue	$11,680,936	$10,117,038	$9,925,137	$11,854,905
Gross profit(1)	6,166,516	5,040,200	4,264,636	6,152,596
Income (loss) from operations	896,468	(1,009,083)	(3,965,241)	(163,848)
Net income (loss)	$787,147	$(1,158,622)	$(3,961,815)	$(119,015)
Basic net income (loss) per share applicable to common stockholders(2)	$0.01	$(0.02)	$(0.08)	$(0.00)

Diluted net income (loss) per share applicable to common stockholders(2)	$0.01	$(0.02)	$(0.08)	$(0.00)

Weighted average common stock (basic)	51,782,902	52,035,014	52,366,739	52,558,578

Weighted average common stock (diluted)	54,259,500	52,035,014	52,366,739	52,558,578

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

Sources of liquidity

        As of December 31, 2013, we had approximately $6.6 million in cash and cash equivalents of which we had $4.9 million in cash held by foreign subsidiaries. Currently, if we were to repatriate cash held by our foreign subsidiaries, to the extent that such repatriation was a taxable event, we could utilize a portion of our $70.4 million net operating loss carryforward to offset the tax obligation, so that no U.S. tax liability would arise. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Capital expenditures

        Our capital expenditures related to property and equipment, software development costs, and intangible assets were $2.5 million in 2013, $1.9 million in 2012 and $2.1 million in 2011. The 2013 capital expenditures were primarily attributable to investments in our network infrastructure and investments in software development and tenant improvements at our corporate office following Hurricane Sandy.

Cash flows

	Year ended December 31,
	2013	2012	2011
Cash provided by operating activities	$2,520,150	$1,601,416	$5,866,720
Cash used in investing activities	(2,059,278)	(3,366,345)	(2,012,769)
Cash provided by (used in) financing activities	109,139	95,423	(1,364,487)

Operating activities

        Cash provided by operating activities during the year ended December 31, 2013 was $2.5 million, comprising $3.6 million of cash generated by operations and a net decrease in our operating assets and liabilities of $1.1 million. This net decrease in our operating assets and liabilities of $1.1 million primarily consisted of a $0.7 million increase in settlement assets, a $0.7 million increase in accounts receivable and other current assets and a $0.5 million increase in security deposits and other assets. These increases were partially offset by a $0.5 million increase in due to merchants and a $0.3 million increase in accounts payable and accrued expenses. Cash generated by operations of $3.6 million was inclusive of non-cash adjustments to net income which primarily include: (i) depreciation and amortization expense of $2.9 million, (ii) stock option expense of $1.2 million and (iii) provision for doubtful accounts of $0.3 million, partially offset by a $0.5 million deferred tax benefit and a $0.3 million insurance settlement gain related to Hurricane Sandy.

        Cash provided by operating activities during the year ended December 31, 2012 was $1.6 million, comprising $1.9 million of cash generated by operations and a net decrease in our operating assets and liabilities of $0.3 million. This net decrease in our operating assets and liabilities of $0.3 million primarily consisted of a $1.7 million increase in accounts receivable and other current assets, coupled with a $0.6 million increase in our settlement assets. Both increases are generally due to increases in both our MCP and payment processing revenue. These amounts were offset by an increase in current liabilities which include accounts payable, accrued expenses and due to merchants of $2.1 million. The increases in current liabilities are primarily due to increases in accounting and legal professional fees due to our Registration Statement on Form S-1 and Registration Statement on Form 10 filings. Cash generated by operations of $1.9 million was inclusive of a net loss of $4.5 million and total net non-cash charges of $6.4 million. Significant non-cash adjustments to net income primarily included: (i) expensing of previously deferred IPO costs of $2.3 million, (ii) depreciation and amortization expense of $2.8 million and (iii) stock option expense of $1.1 million.

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

Investing activities

        Cash used in investing activities for the year ended December 31, 2013 was $2.1 million, which was primarily attributable to a $2.5 million investment in the business through capital expenditures for network infrastructure and investments in software development and tenant improvements at our corporate office following Hurricane Sandy, offset by the receipt of Hurricane Sandy insurance proceeds received of $0.4 million.

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

Financing activities

        Cash used in financing activities for the year ended December 31, 2013 was $0.1 million, comprising of $0.6 million in proceeds from option exercises offset by a $0.5 million in capital lease payments.

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

Contractual obligations and commitments

        The following table summarizes our contractual obligations as of December 31, 2013:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	$4,174,482	$1,475,095	$2,693,898	$5,489	$—
Capital lease obligations	1,018,155	509,083	505,452	3,620	—
Acquiring bank sponsorship agreement obligations	1,756,668	356,667	1,100,001	300,000	—

Total contractual cash obligations	$6,949,305	$2,340,845	$4,299,351	$309,109	$—

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

Convertible debt

        In April 2011, the convertible debt holders converted the outstanding principal amount of $9.0 million under convertible notes issued in 2007 and 2008 into an aggregate of 4,049,776 shares of our common stock. In addition, we issued 127,318 shares of common stock valued at $0.3 million in lieu of cash payments for accrued interest and 297,682 shares of common stock valued at $0.6 million as a prepayment fee negotiated at the time of conversion. The shares issued for the accrued interest and the prepayment fee were valued at the average closing price of our common stock on AIM under the symbol "PPTR" during the 10 trading day period ending two days prior to the conversion.

Employment agreements

        Pursuant to employment agreements with certain employees, we had a commitment to pay severance of approximately $2.0 million and $1.6 million as of December 31, 2013 and 2012, respectively, in the event of termination without cause, as defined in the agreements. Additionally, in the event of termination upon a change of control, as defined in the agreements, we had a commitment to pay severance of $2.3 million and $1.9 million as of December 31, 2013 and 2012, respectively. For further information on the employment agreements activity subsequent to December 31, 2013, please refer to Note 18 Subsequent events of the consolidated financial statements.

Uncertain tax positions

        We have reviewed and evaluated the relevant technical merits of each of our tax positions and determined that there are no uncertain tax positions that would have a material impact on our financial statements.

Recent accounting pronouncements

        In February 2013, the Financial Accounting Standards Board issued an update to existing guidance on the presentation of comprehensive income. This update requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income, or AOCI, by component. For significant items reclassified out of AOCI to net income in their entirety during the reporting period, companies must report the effect on the line items in the statement where net income is presented. For significant items not reclassified to net income in their entirety during the period, companies must provide cross-references in the notes to other disclosures that already provide information about those amounts. We adopted this update effective January 1, 2013 and it did not have a material impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

        We had cash and cash equivalents totaling $6.6 million and $6.0 million as of December 31, 2013 and 2012, respectively. The cash and cash equivalents are held for working capital purposes. We did not have any derivative financial instruments as of December 31, 2013 and 2012. We are not exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates given the historic low levels of interest being earned on the short-term fixed-rate cash operating accounts.

Foreign currency exchange risk

        We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, principally the Hong Kong Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses), we believe such a change would not have a material impact on our results of operations as Hong Kong is not considered to be a highly inflationary or deflationary economy and historically the Hong Kong Dollar has traded in a very narrow band of exchange rates against the U.S. Dollar. Based upon our historical financial statements, for every 1% change in the exchange rate between the U.S. Dollar and the Hong Kong Dollar, our net income (loss) would be impacted by approximately $25,000 and the carrying value of assets on our balance sheet would be impacted by approximately $0.1 million.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Planet Payment, Inc.
Long Beach, New York

        We have audited the accompanying consolidated balance sheet of Planet Payment, Inc. (the "Company") as of December 31, 2013 and the related consolidated statements of operations, comprehensive income (loss), changes in convertible preferred stock and stockholders' equity, and cash flows for the year ended December 31, 2013. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended December 31, 2013 listed in the accompanying index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planet Payment, Inc. at December 31, 2013 and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the financial statement schedule for the year ended December 31, 2013, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

New York, New York
March 6, 2014

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Planet Payment, Inc.
Long Beach, New York

        We have audited the accompanying consolidated balance sheet of Planet Payment, Inc. and subsidiaries (the "Company") as of December 31, 2012 and the related consolidated statements of operations, comprehensive income (loss), changes in convertible preferred stock and stockholders' (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Planet Payment, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 25, 2013

Planet Payment, Inc.

consolidated balance sheets

	December 31,
	2013	2012
Current assets:
Cash and cash equivalents	$6,572,468	$6,002,457
Restricted cash	3,471,023	2,517,616
Accounts receivable, net of allowances of $0.2 million and $1.5 million, as of December 31, 2013 and 2012, respectively	6,016,296	5,585,815
Prepaid expenses and other assets	1,457,660	2,395,137

Total current assets	17,517,447	16,501,025

Other assets:
Restricted cash	446,044	669,406
Property and equipment, net	2,198,640	1,396,154
Software development costs, net	4,904,415	4,776,320
Intangible assets, net	2,820,909	3,289,590
Goodwill	362,063	347,599
Security deposits and other assets	2,141,620	338,408

Total other assets	12,873,691	10,817,477

Total assets	$30,391,138	$27,318,502

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$585,604	$889,118
Accrued expenses	5,032,620	5,298,789
Due to merchants	3,018,900	2,546,140
Current portion of capital leases	466,010	337,588

Total current liabilities	9,103,134	9,071,635

Long-term liabilities:
Long-term portion of capital leases and deferred revenue	1,432,513	364,010

Total long-term liabilities	1,432,513	364,010

Total liabilities	10,535,647	9,435,645

Commitments and contingencies (Note 8)
Stockholders' equity:
Convertible preferred stock—10,000,000 shares authorized as of December 31, 2013 and 2012, $0.01 par value: Series A—2,243,750 issued and outstanding as of December 31, 2013 and 2012; $8,975,000 aggregate liquidation preference	22,438	22,438
Common stock—250,000,000 shares authorized as of December 31, 2013 and 2012, $0.01 par value, and 55,037,488 and 53,658,857 shares issued and outstanding as of December 31, 2013 and 2012, respectively	550,375	536,589
Additional paid-in capital	101,038,685	99,199,149
Accumulated other comprehensive income	135,231	37,925
Accumulated deficit	(81,891,238)	(81,913,244)

Total stockholders' equity	19,855,491	17,882,857

Total liabilities and stockholders' equity	$30,391,138	$27,318,502

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

consolidated statements of operations

	Year ended December 31,
	2013	2012	2011
Revenue:
Net revenue	$46,566,065	$43,578,016	$41,858,166

Operating expenses:
Cost of revenue:
Payment processing service fees	11,236,262	10,943,290	11,677,012
Processing and service costs	13,048,294	11,010,778	9,093,674

Total cost of revenue	24,284,556	21,954,068	20,770,686
Selling, general and administrative expenses	22,241,656	25,865,652	18,152,014

Total operating expenses	46,526,212	47,819,720	38,922,700

Income (loss) from operations	39,853	(4,241,704)	2,935,466
Other income (expense):
Interest expense	(66,905)	(55,987)	(319,098)
Interest income	1,038	1,236	1,582
Other income (expense), net	88,889	(8,739)	98,682

Total other income (expense), net	23,022	(63,490)	(218,834)

Income (loss) from operations before provision for income taxes	62,875	(4,305,194)	2,716,632
Provision for income taxes	(40,869)	(147,111)	(331,903)

Net income (loss)	$22,006	$(4,452,305)	$2,384,729

Basic net income (loss) per share applicable to common stockholders	$0.00	$(0.09)	$0.04

Diluted net income (loss) per share applicable to common stockholders	$0.00	$(0.09)	$0.04

Weighted average common stock outstanding (basic)	52,943,203	52,187,144	49,348,033

Weighted average common stock outstanding (diluted)	54,465,285	52,187,144	52,167,492

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

consolidated statements of comprehensive income (loss)

	Year ended December 31,
	2013	2012	2011
Net income (loss)	$22,006	$(4,452,305)	$2,384,729
Foreign currency translation adjustment	97,306	78,654	(13,129)

Total comprehensive income (loss)	$119,312	$(4,373,651)	$2,371,600

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

consolidated statements of cash flows

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$22,006	$(4,452,305)	$2,384,729
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	1,227,369	1,075,079	555,882
Depreciation and amortization expense	2,872,167	2,831,379	2,416,873
Provision for doubtful accounts	326,457	136,350	75,384
Deferred tax benefit	(583,420)	(66,009)	—
Disposal of property and equipment	4,979	86,388	—
Expensing of deferred IPO costs	—	2,346,210	—
Accrued insurance proceeds	—	(100,000)	—
Gain on insurance settlement	(301,281)	—	—
Non-cash interest expense on convertible debt	—	—	254,636
Warrant expense	—	—	14,928
Common stock issued for payment of account payable	—	—	20,000
Derecognition of note payable	—	—	(700,000)
Non-cash prepayment fee on conversion of convertible debt	—	—	601,318
Changes in operating assets and liabilities net of effects of acquisitions:
(Increase) decrease in settlement assets	(703,407)	(575,707)	118,448
Increase in accounts receivables, prepaid expenses and other current assets	(657,188)	(1,725,523)	(1,825,403)
(Increase) decrease in security deposits and other assets	(482,065)	(11,575)	32,051
Increase in accounts payable and accrued expenses	336,367	1,713,071	2,088,190
Increase (decrease) in due to merchants	472,760	409,076	(157,188)
Other	(14,594)	(65,018)	(13,128)

Net cash provided by operating activities	2,520,150	1,601,416	5,866,720

Cash flows from investing activities:
Insurance proceeds	401,281	—	—
(Increase) decrease in restricted cash	(26,638)	(9,448)	90,042
Purchase of property and equipment	(828,730)	(269,557)	(161,705)
Capitalized software development	(1,443,010)	(1,360,091)	(1,862,653)
Purchase of intangible assets	(162,181)	(149,420)	(78,453)
Cash paid for business combination, net of cash acquired	—	(1,577,829)	—

Net cash used in investing activities	(2,059,278)	(3,366,345)	(2,012,769)

Cash flows from financing activities:
Proceeds from issuance of common stock	589,131	774,749	269,965
Principal payments on capital lease obligations	(479,992)	(324,795)	(284,682)
Payment of IPO costs	—	(354,531)	(1,349,770)

Net cash provided by (used in) financing activities	109,139	95,423	(1,364,487)

Effect of exchange rate changes on cash and cash equivalents(*)	—	—	—

Net increase (decrease) in cash and cash equivalents	570,011	(1,669,506)	2,489,464
Beginning of period	6,002,457	7,671,963	5,182,499

End of period	$6,572,468	$6,002,457	$7,671,963

Supplemental disclosure:
Cash paid for:
Interest	$63,352	$53,994	$64,462
Income taxes	568,055	541,933	233,535
Non cash investing and financing activities:
Convertible debt converted to common stock	$—	$—	$8,979,926
Common stock issued for BPS acquisition	—	1,596,862	—
Common stock issued for stock options and warrants exercised	2,273	13,335	354
Assets acquired under capital leases	728,082	530,984	349,484
Accrued capitalized hardware, software and fixed assets	27,566	—	—
Capitalized stock-based compensation	52,133	—	—
Accrued IPO costs	—	—	301,019

(*)
For the year ended December 31, 2013, 2012 and 2011, the effect of exchange rate changes on cash and cash equivalents was inconsequential.

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

consolidated statements of changes in convertible preferred stock and stockholders' equity

Common stock
$0.01 par value—
70,000,000 shares
authorized as of
December 31,
2010
and 80,000,000 shares
authorized as of
December 31, 2011
and 250,000,000 shares
authorized as of
December 31, 2012
			and 2013
	Convertible preferred stock $0.01 par value— 4,000,000 shares authorized as of December 31, 2010 and 2011 and 10,000,000 shares authorized as of December 31, 2012 and 2013 Series A
						Accumulated other comprehensive (loss) income
	Shares issued	Shares par Value			Additional paid-In capital		Accumulated deficit	Total stockholders' equity
			Issued	Par value
Balance—December 31, 2010	2,243,750	$22,438	46,068,496	$460,684	$85,066,856	$(27,600)	$(79,845,668)	$5,676,710
Stock issued	—	—	4,484,776	44,848	9,811,033	—	—	9,855,881
Restricted stock issued	—	—	915,000	9,150	—			9,150
Warrants exercised	—	—	28,560	286	(286)	—	—	—
Options exercised	—	—	267,573	2,676	258,139	—	—	260,815
Warrant expense	—	—	—	—	14,928	—	—	14,928
Stock-based compensation expense	—	—	—	—	555,882	—	—	555,882
Cumulative translation adjustment	—	—	—	—	—	(13,129)	—	(13,129)
Net income	—	—	—	—	—	—	2,384,729	2,384,729

Balance—December 31, 2011	2,243,750	22,438	51,764,405	517,644	95,706,552	(40,729)	(77,460,939)	18,744,966

Stock issued	—	—	488,337	4,884	1,596,862	—	—	1,601,746
Warrants exercised	—	—	917,602	9,176	(9,176)	—	—	—
Options exercised	—	—	488,513	4,885	769,864	—	—	774,749
Stock-based compensation expense	—	—	—	—	1,135,047	—	—	1,135,047
Cumulative translation adjustment	—	—	—	—	—	78,654	—	78,654
Net loss	—	—	—	—	—	—	(4,452,305)	(4,452,305)

Balance—December 31, 2012	2,243,750	22,438	53,658,857	536,589	99,199,149	37,925	(81,913,244)	17,882,857

Restricted stock issued	—	—	860,739	8,607	(23,918)	—	—	(15,311)
Warrants exercised	—	—	213,123	2,131	(2,131)	—	—	—
Options exercised	—	—	304,769	3,048	586,083	—	—	589,131
Stock-based compensation expense	—	—	—	—	1,279,502	—	—	1,279,502
Cumulative translation adjustment	—	—	—	—	—	97,306	—	97,306
Net income	—	—	—	—	—	—	22,006	22,006

Balance—December 31, 2013	2,243,750	$22,438	55,037,488	$550,375	$101,038,685	$135,231	$(81,891,238)	$19,855,491

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

Notes to consolidated financial statements

1. Business description and basis of presentation

Business description

        Planet Payment, Inc. together with its wholly owned subsidiaries ("Planet Payment," the "Company," "we," or "our") is a provider of international payment and transaction processing and multi-currency processing services. The Company provides its services to approximately 61,000 active merchant locations in 22 countries and territories across the Asia Pacific region, North America, the Middle East, Africa and Europe, primarily through its acquiring bank and processor customers, as well as through its own direct sales force. The Company provides banks and their merchants with innovative services to accept, process and reconcile electronic payments. The Company's point-of-sale and e-commerce services are integrated within the international payment card transaction process enabling its acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. The Company's ATM services provide its domestic and international acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction. The Company also offers non-financial transaction processing services that allow merchants to offer a range of commercial services including pre-paid mobile phone top-up, bill payments and insurance premium payments, using the same point-of-sale devices deployed to accept payment cards. The Company is a registered third party processor with the major card associations and operates in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council's Data Security Standards.

Company structure

        Planet Payment was incorporated in the State of Delaware on October 12, 1999 as Planet Group Inc. and changed its name to Planet Payment, Inc. on June 18, 2007.

        Since March 20, 2006, shares of the Company's common stock have traded on the AIM of the London Stock Exchange under the symbol "PPT". From March 2006 until June 2013 shares of our common stock were also traded on AIM under the symbol "PPTR." From November 19, 2008 until December 14, 2012, shares of our common stock were traded on the OTCQX under the symbol "PLPM." On December 17, 2012 shares of our common stock began trading on NASDAQ under the symbol "PLPM."

Basis of presentation

        The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

        The accompanying consolidated financial statements include the accounts of Planet Payment, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

        The Company combined the equity classification line item "Warrants" (previously presented separately) with additional paid-in capital on the consolidated balance sheets as of December 31, 2013 and 2012.

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

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

        On an on-going basis, the Company evaluates its estimates, including those related to the accounts receivable allowance, recoverability of goodwill, intangibles and other long-lived assets, and other assets and liabilities; the useful lives of intangible assets, property and equipment, capitalized software development costs; assumptions used to calculate stock-based compensation expense including volatility, expected life and forfeiture rate; and income taxes (including recoverability of deferred taxes), among others. The Company bases its estimates on historical experience and on other various assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Payment processing services revenue

        The Company follows the requirements of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") topic 605-45 Revenue Recognition—Principal Agent Consideration, in determining its payment processing services revenue reporting. Generally, where the Company has merchant portability, credit risk and ultimate responsibility for the merchant, revenue is reported at the time of settlement on a gross basis equal to the full amount of the discount charged to the merchant. This amount may include interchange paid to card issuing banks and assessments paid to payment card associations.

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

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

Cash and cash equivalents

        Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturity of three months or less.

Restricted cash

        Restricted cash is primarily held by either processing partners where the Company holds a share of underwriting risk and for other potential liabilities under processing or by the Company on behalf of an automated clearing house, or ACH, transaction processing customer. The long-term portion of restricted cash is contractually required to be held by some of the Company's processing partners and will remain restricted as long as the associated contracts are effective. As such, the Company classifies these portions as long-term.

Translation of non-U.S. currencies

        The translation of assets and liabilities denominated in foreign currency into U.S. Dollars is made at the prevailing rate of exchange at the balance sheet date. Revenue and expenses are translated at the average exchange rates during the period. Translation adjustments are reflected in accumulated other comprehensive income (loss) on our consolidated balance sheets, while gains and losses resulting from foreign currency transactions are included in our consolidated statements of operations. Amounts resulting from foreign currency transactions included in our statement of operations were $0.1 million for the year ended December 31, 2013 and were not material for the two years ended December 31, 2012.

Allowance for doubtful accounts

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments due to the Company. The amount of the allowance is based on historical experience and our analysis of the accounts receivable balance outstanding. While credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required which would result in an additional expense in the period that this determination was made. As of December 31, 2013 and 2012, the Company has included an allowance for doubtful accounts of approximately $0.2 million and $1.5 million, respectively. As of December 31, 2013 the Company wrote-off a previously fully reserved trade receivable in the amount of $1.4 million.

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

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

Software development costs and amortization

        The Company capitalizes costs of materials, consultants and payroll and payroll-related costs incurred by employees involved in developing internal use computer software during the application development stage. Costs incurred during the preliminary project and post-implementation stages are charged to processing and service costs, which are included in cost of revenue as incurred. Software development costs are amortized to processing and service costs, which are included in cost of revenue on a straight-line basis over estimated useful lives of approximately three to five years. The Company performs periodic reviews to ensure that unamortized software costs remain recoverable from future cash flows. Capitalized software development costs, net, were $4.9 million and $4.8 million as of December 31, 2013 and 2012, respectively. Amortization expense totaled $1.6 million, $1.7 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Goodwill, intangibles and long-lived assets

        The Company records as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired. Other acquired intangible assets, which primarily include identifiable acquired technology, are being amortized on a straight-line basis over five years, which approximates the pattern in which the assets are expected to be utilized, over their estimated useful lives.

        The Company performs reviews to determine if the carrying value of its goodwill is impaired. The Company reviews goodwill for impairment at least annually during the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. The Company reviews goodwill for impairment utilizing either a qualitative assessment or a two-step process. If the Company decides that it is appropriate to perform a qualitative assessment and conclude that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. For reporting units where the Company performs the two-step process, the first step requires us to estimate the fair value of each reporting unit and compare that fair value to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired and no further evaluation is necessary. If the carrying value is higher than the estimated fair value, there is an indication that impairment may exist and the second step is required. In the second step, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment charge.

        For reporting units where the Company decides to perform a qualitative assessment, management assesses and makes judgments regarding a variety of factors which potentially impact the fair value of a reporting unit, including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, our financial performance and trends, our strategies and business plans, capital requirements, management and personnel issues, and the Company's stock price, among others. Management then considers the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect a reporting unit's fair value or the carrying amount of its net assets, to reach a qualitative conclusion regarding whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount.

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

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

        The Company's estimate of fair value of each reporting unit may be based on a number of subjective factors, including: (a) appropriate consideration of valuation approaches (income approach, comparable public company approach, and comparable transaction approach), (b) estimates of future cost structure, (c) discount rates for estimated cash flows, (d) selection of peer group companies for the public company and the market transaction approaches, (e) required levels of working capital, (f) assumed terminal value, and (g) time horizon of cash flow forecasts.

        The entire goodwill balance as of December 31, 2013 is attributable to the acquisition of Branded Payment Solutions Ltd (BPS). The Company did not record any impairment of goodwill for the three years ended December 31, 2013, 2012 and 2011.

        The Company evaluates long-lived assets, including property and equipment, capitalized software and finite-lived intangible assets for potential impairment on an individual asset basis or at the lowest level asset grouping for which cash flows can be separately identified. Long-lived asset impairments are assessed whenever changes in circumstances could indicate that the carrying amounts of those productive assets exceed their projected undiscounted cash flows. When it is determined that impairment exists, the related asset group is written down to its estimated fair market value. The determination of future cash flows and the estimated fair value of long-lived assets, involve significant estimates on the part of management. In order to estimate the fair value of a long-lived asset, the Company may engage a third party to assist with the valuation. The Company did not record any impairment of long-lived assets for the years ended December 31, 2013, 2012 and 2011.

        The Company's process for assessing potential triggering events may include, but is not limited to, analysis of the following:

  •
  any sustained decline in the Company's stock price below book value;

  •
  results of the Company's goodwill impairment test;

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

Deferred initial public offering ("IPO") costs

        In connection with the preparation of the financial statements as of and for the periods ended September 30, 2012, the Company determined that it was likely that its IPO would be postponed for a

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

period in excess of 90 days and as a result deemed it to be an aborted offering in accordance with the guidance set forth in ASC 340-10-S99-1. During the three months ending September 30, 2012, the Company expensed previously deferred IPO costs of $2.3 million associated with our registration statement on Form S-1 as well as any IPO costs incurred in the third quarter to selling, general and administrative expenses. The total amount of the third quarter 2012 expense was $2.6 million.

Due to merchants

        Due to merchants represents funds collected on behalf of all the Company's acquired merchants using the iPAY gateway ACH product or funds collected on behalf of directly acquired merchants as security deposits. The ACH funds are generally held for an average of three days before payment to the merchant.

Income taxes

        The Company accounts for income taxes on the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in results of operations in the period during which the tax change occurs. The Company's operations are conducted in various geographies with different tax rates. As the Company's operations evolve this may impact the Company's future effective tax rate.

        The Company assesses whether it is necessary to establish a valuation allowance to reduce the deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company's process includes evaluating both positive (for example, sources of taxable income) and negative (for example, historical losses) evidence and determining whether it is more likely than not that the deferred tax assets will not be realized.

        ASC topic 740-10, Income Taxes, prescribes a comprehensive model for how companies should recognize, measure, present, and disclose uncertain tax positions taken or expected to be taken on a tax return. The company shall initially and subsequently measure such tax positions as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The Company has reviewed and evaluated the relevant technical merits of each of its tax positions, for all periods presented, and determined that there are no uncertain tax positions that would have a material impact on the financial statements of the Company.

Concentration of credit risk

        The Company's assets that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and receivables from clients. The Company places its cash, cash equivalents, and restricted cash with financial banking institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. The Company also maintains cash balances at foreign banking institutions, which are not insured by the FDIC. As of December 31, 2013 and 2012, the Company's uninsured cash balances totaled $5.8 million and $5.3 million, respectively.

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

        The Company maintains an allowance for uncollectible accounts receivable based on expected collectability and perform ongoing credit evaluations of customers' financial condition.

        The Company's accounts receivable concentrations of 10% and greater are as follows:

	As of December 31,
	2013	2012
Customer A	22%	26%
Customer B*	**	14
Customer C	13	11
Customer D*	12	**

*
Customers B and D are sponsoring banks for certain merchants within the Company's payment processing services. Customers B and D serve as an aggregator of merchant transactions and therefore, there is a concentration risk relating to receivables. However, revenues are generated from individual merchants that individually do not exceed 10% of the Company's revenue.

**
Less than 10% accounts receivable concentration.

        The Company's revenue concentrations of 10% and greater are as follows:

	Year ended December 31,
	2013	2012	2011
Customer A	21%	23%	28%
Customer C	12	17	12

Net income (loss) per share

        The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share ("ASC topic 260"). Under ASC topic 260, securities that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities and should be included in the two-class method of computing earnings per share. The Company's preferred stockholders are entitled to participate in dividends and earnings when, and if, dividends are declared on the common stock. As such, the Company calculates net income (loss) per share using the two-class method. The two-class method is an earnings formula that treats a participating security as having rights to dividends that otherwise would have been available to common and preferred stockholders based on their respective rights to receive dividends. Losses are not allocated to the preferred stockholders for computing net loss per share under the two-class method because the preferred stockholders do not have contractual obligations to share in the losses of the Company.

        Basic earnings per share is calculated by dividing net income (loss), adjusted for amounts allocated to participating securities under the two-class method, if applicable, by the weighted average number of common stock outstanding during the period.

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

        Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of the Company's common stock outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes (i) all stock options and warrants which are in the money are exercised at the beginning of the period and (ii) each issue or series of issues of potential common stock are considered in sequence from the most dilutive to the least dilutive. That is, dilutive potential common stock with the lowest "earnings add-back per incremental share" shall be included in dilutive earnings per share before those with higher earnings add back per incremental share.

        The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year ended December 31,
	2013	2012	2011
Numerator:
Net income (loss)	$22,006	$(4,452,305)	$2,384,729
Amounts allocated to participating preferred stockholders under the two-class method	(2,507)	—	(283,154)

Net income (loss) applicable to common stockholders (basic and dilutive)	$19,499	$(4,452,305)	$2,101,575

Denominator:
Weighted average common stock outstanding (basic)	52,943,203	52,187,144	49,348,033
Common equivalent shares from options and warrants to purchase common stock	1,522,082	—	2,819,459

Weighted average common stock outstanding (diluted)(1)	54,465,285	52,187,144	52,167,492

Basic net income (loss) per share applicable to common stockholders	$0.00	$(0.09)	$0.04

Diluted net income (loss) per share applicable to common stockholders(1)	$0.00	$(0.09)	$0.04

(1)
In accordance with ASC 260-10-45-48 for the year ended December 31, 2013, 2012 and 2011, the Company has excluded 1.6 million, 0.9 million and 0.9 million, respectively, contingently issued restricted shares from diluted weighted average common stock outstanding as the contingencies (a) have not been satisfied at the reporting date nor (b) would have been satisfied if the reporting date was at the end of the contingency period.

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

        The following table sets forth the weighted securities outstanding that have been excluded from the diluted net income (loss) per share calculation because the effect would have been anti-dilutive:

	Year ended December 31,
	2013	2012	2011
Stock options	2,458,471	8,528,816	170,543
Warrants	85,629	2,055,722	182,539
Convertible debt(1)	—	—	1,316,071
Convertible preferred stock(1)	6,851,144	6,851,144	6,851,144

Total antidilutive securities	9,395,244	17,435,682	8,520,297

(1)
Diluted net income per share increases when the convertible debt and convertible preferred stock are included in the required sequence in the diluted earnings per share computation. As such both the convertible debt and convertible preferred stock are excluded from the computation of diluted earnings per share for the years ended December 31, 2013, 2012 and 2011. In April 2011, the convertible debt holders converted their entire holdings.

Stock-based compensation expense and assumptions

        During the year ended December 31, 2013, 0.9 million stock options with a fair value of $1.0 million were granted to certain employees of the Company. The actual number of shares that will be issued upon exercise of options is subject to the achievement of vesting conditions.

        During the year ended December 31, 2013, 0.9 million restricted stock awards with an award fair value of $1.9 million were granted to certain employees and members of the Company's Board of Directors. The actual number of vested shares is subject to the achievement of certain performance targets and/or other vesting conditions.

        Refer to sub-section "Long-term incentive restricted stock agreements assumptions and vesting requirements" for information regarding a separate award granted to Carl Williams at the time he was appointed President of the Company on November 15, 2013.

        Stock-based compensation expense is measured at the grant date based on fair value and recognized as an expense over the requisite service period, net of an estimated forfeiture rate.

        The following summarizes stock-based compensation expense recognized by income statement classification:

	Year ended December 31,
	2013	2012	2011
Processing and service costs	$238,101	$262,775	$135,444
Selling, general and administrative expenses	989,268	872,272	435,366

Total stock-based compensation expense	$1,227,369	$1,135,047	$570,810

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

        The following summarizes stock-based compensation expense recognized by type:

	Year ended December 31,
	2013	2012	2011
Stock options	$983,810	$1,135,047	$555,882
Restricted stock awards	243,559	—	—
Warrants	—	—	14,928

Total stock-based compensation expense	$1,227,369	$1,135,047	$570,810

        For the years ended December 31, 2013 and 2012, stock-based compensation expense included $0.1 million of capitalized stock-based compensation. Capitalized stock-based compensation for 2011 was immaterial.

        A summary of the unamortized stock-based compensation expense and associated weighted average remaining amortization periods is presented below:

	As of December 31, 2013		As of December 31, 2012
	Unamortized stock-based compensation expense	Weighted average remaining amortization period (in years)	Unamortized stock-based compensation expense	Weighted average remaining amortization period (in years)
Stock options	$1,263,133	1.79	$1,383,725	1.80
Restricted stock awards	1,624,187	2.05	—	—

Stock-based compensation expense assumptions and vesting requirements

        Determining the appropriate fair value model and calculating the fair value of stock-based awards require the input of highly subjective assumptions, including the expected life, expected stock price volatility, and the number of expected stock-based awards that will be forfeited prior to the completion of the vesting requirements. The Company uses the Black-Scholes Option Pricing Model and binomial lattice-based valuation pricing models to value its stock-based awards.

Expected life

        Due to the Company's limited public company history, the expected life for the Company's stock-based awards granted was determined based on the "simplified" method under the provisions of ASC 718-10, Compensation—Stock Compensation.

Expected stock price volatility

        Due to the Company's limited public company history, expected stock price volatility prior to December 31, 2011 was determined based upon the expected volatility of similar entities whose shares are publicly traded and have trading history commensurate with the expected life.

        For stock-based awards granted after January 1, 2012, the Company began estimating its expected volatility using a time-weighted average of its historical volatility in combination with the historical volatility of similar entities whose common shares are publicly traded.

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

Risk-free interest rate and dividend yield

        The risk-free interest rates used for the Company's stock-based awards granted were the U.S. Treasury zero-coupon rates for bonds matching the expected life of a stock-based award on the date of grant.

        The expected dividend yield is not applicable as the Company has not paid any dividends and intends to retain any future earnings for use in its business.

Vesting requirements

        Options granted to employees generally vest 1/3rd of the amount of shares subject to each option on each 12-month anniversary from the vesting commencement date over a three year period and expire ten years from the grant date.

        Restricted stock awards are earned upon the achievement of certain performance targets and/or other vesting conditions.

        A director's annual grant vests and becomes exercisable as to 1/12th of the shares each month from the vesting commencement date. A director's initial grant vests and becomes exercisable as to 1/3rd of the shares on the 12-month anniversary from the vesting commencement date and then 1/36th of the shares each month thereafter, such that the grant vests in full after three years. All directors' options expire ten years from the grant date.

        The Company's 2000 Stock Incentive Plan allows for acceleration of the vesting of outstanding options granted upon the occurrence of certain events related to change of control, merger, and the sale of substantially all of our assets or liquidation of the company, at the discretion of the Company's Board of Directors. The Company's 2006 Equity Incentive Plan provides that if outstanding options are not assumed or replaced by a successor corporation, options shall immediately vest as to 100% of the shares at such time and on such conditions as the Company's Board of Directors shall determine. The Company's 2012 Equity Incentive Plan provides that if outstanding options are not assumed or replaced by successor corporations options shall immediately vest as to 100% of the shares (and any applicable right of repurchase shall fully lapse prior to relevant event).

Fair value inputs

        The fair market value of each stock based award granted has been estimated on the grant date using the Black-Scholes Option Pricing Model with the following assumptions:

Year ended December 31,
	2013	2012	2011
Expected life (in years)	5.51 - 5.98	5.25 - 6.00	5.00 - 6.32
Expected volatility (percentage)	40.74 - 42.41	45.13 - 47.36	27.80 - 36.68
Risk-free interest rate (percentage)	0.94 - 1.77	0.91 - 1.39	1.58 - 2.72
Expected dividend yield	—	—	—

        For all option grants the Company's Board of Directors set the exercise price of stock options based on a price per share not less than the fair value of our common stock on the date of grant. Since our shares of common stock began trading on AIM in 2006 and until the Company's shares of common

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

stock began trading on NASDAQ, the Company's Board of Directors determined that the fair value of the shares of common stock on the date of grant was the closing price of shares of our common stock that traded under the AIM symbol "PPTR." The underlying security for all options and warrants issued prior to the effectiveness of our registration statement on Form S-8 was our common stock trading under "PPTR."

        Following the effectiveness of our Registration Statement on Form 10 and Registration Statement on Form S-8 the Company's Board of Directors has determined that the fair value of the shares of common stock on the date of grant is the closing price of shares of our common stock that trade under the NASDAQ symbol "PLPM." The underlying security for all issued and outstanding options and warrants is our common stock trading under "PLPM" / "PPT."

Long-term incentive restricted stock agreements assumptions and vesting requirements

        On July 26, 2011, the Company made a restricted stock grant of 915,000 shares of the Company's common stock to Philip Beck pursuant to a Long-Term Incentive Restricted Stock Agreement. The 915,000 shares vest in four separate tranches, each with a different long-term performance goal. The agreement provides that (1) upon a corporate transaction, certain unvested shares accelerate and become vested, and (2) upon Mr. Beck's involuntary termination, certain unvested shares shall remain outstanding and become vested only at such time as the performance goals applicable to such unvested shares are satisfied. The performance goals for each tranche are outlined below:

  •
  Tranche one (expires 12/31/2014): Performance condition award consisting of 305,000 shares that vest based upon the achievement of adjusted EBITDA (as will be defined in the Company's earnings releases for the relevant periods) per fully diluted share greater than or equal to $0.36 per share for any fiscal year concluding after the date of the restricted stock grant and on or prior to the expiration date. The fair value of tranche one is $0.7 million.

  •
  Tranche two (expires 12/31/2017): Performance condition award consisting of 47,000 shares that vest based upon the achievement of adjusted EBITDA (as will be defined in the Company's earnings releases for the relevant periods) per fully diluted share greater than or equal to $0.64 per share for any fiscal year concluding after the date of the restricted stock grant and on or prior to the expiration date. The fair value of tranche two is $0.1 million.

  •
  Tranche three (expires 12/31/2017): Performance condition award consisting of 469,000 shares that vest based upon the achievement of adjusted EBITDA (as will be defined in the Company's earnings releases for the relevant periods) per fully diluted share greater than or equal to $0.71 per share for any fiscal year concluding after the date of the restricted stock grant and on or prior to the expiration date. The fair value of tranche three is $1.0 million.

  •
  Tranche four (expires 12/31/2017): Market condition award consisting of 94,000 shares that vest based upon the fair market value of the Company's stock being greater than or equal to $12.00 per share for 75 consecutive trading days in the United States for any period of time beginning after the date of the restricted stock grant and concluding on or prior to the expiration date. The fair value of tranche four is $5,600.

        For further information on this award please refer to Note 18 Subsequent events.

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

        In accordance with ASC 718-10, the Company valued the performance condition and market condition awards using the Black-Scholes and binomial lattice models, respectively. The fair values of the performance condition awards are based upon the closing price of shares of the Company's common stock that trade on AIM under the symbol "PPTR" on the date of grant. The total fair value of all three tranches of the performance condition awards is $1.8 million, of which no amounts have been expensed as it was not deemed probable that the performance conditions would be satisfied based on the financial assessment of December 31, 2013. The Company will reassess the probability of achieving each performance condition metric at each reporting period. The total fair value of the market condition award is $5,600. Given the inconsequential nature of the amount, the Company recorded the entire expense at the time of grant. The expense related to the market condition award is not reversed even if the market conditions are not satisfied.

        The fair value of the market condition award has been estimated on the grant date using a binomial lattice-based valuation pricing model with the following assumptions:

July 26, 2011
Expected life (in years)	5.3
Expected volatility (percentage)	31.68
Risk-free interest rate (percentage)	2.04
Expected dividend yield	—

        On November 15, 2013, the Company made a restricted stock grant of 200,000 shares of our common stock to Carl Williams, its Director, Chief Executive Officer and President, pursuant to the Company's 2012 Equity Incentive Plan. The 200,000 shares will become vested if, prior to May 31, 2015, the closing price of the Company's common stock on NASDAQ is at least $6.00 per share for 30 consecutive trading days. Additionally, in the event that the Company completes a change of control transaction, the shares shall become vested if the consideration for such transaction is at least $6.00 per share, or the fair market value of the Company's common stock immediately following such change of control transaction is at least $6.00 per share.

        In accordance with ASC 718-10, the Company valued the market condition awards using a binomial lattice-based valuation pricing model. The total fair value of the market condition award is $2,000. Given the inconsequential nature of the amount, we recorded the entire expense at the time of grant. The expense related to the market condition award is not reversed even if the market conditions are not satisfied.

        The fair value of the market condition award has been estimated on the grant date using a binomial lattice-based valuation pricing model with the following assumptions:

November 15, 2013
Expected life (in years)	1.37
Expected volatility (percentage)	27.3
Risk-free interest rate (percentage)	0.23
Expected dividend yield	—

        For further information on the Company's equity plans, please refer to Notes 14 and 15.

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

Fair value measurements

        Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used to measure fair value are prioritized into a three-level fair value hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:

  •
  Level 1—Fair value measurements of the asset or liability using observable inputs such as quoted prices in active markets for identical assets and liabilities;

  •
  Level 2—Fair value measurements of the asset or liability using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

  •
  Level 3—Fair value measurements of the asset or liability using unobservable inputs that reflect the Company's own assumptions regarding the applicable asset or liability.

        The Company's cash and cash equivalents balances are residing in cash operating accounts and are not invested in money market funds or an equivalent. The Company's remaining asset and liability accounts are reflected in the consolidated financial statement at cost which approximates fair value because of the short-term nature of these items.

Derecogniton of note payable

        In 2003, the Company entered into an agreement with First Horizon Merchant Services, Inc. ("FHMS") and First Tennessee Bank National Association ("FTB") and recorded a liability. Due to a breach of the contractual terms by FHMS and FTB, the Company did not believe it was liable to repay these amounts. As of March 31, 2011, the statute of limitations had expired on $0.66 million of the $0.7 million balance and as of September 30, 2011, the statute of limitations had expired on the remaining $40,000. For the year ended December 31, 2011, the Company recorded other income due to the derecognition of the note payable in the amount of $0.7 million.

Hurricane Sandy

        In October 2012, the east coast of the United States was hit by Hurricane Sandy, including the city of Long Beach, where the Company's corporate headquarters are located. For the year ended December 31, 2012 we recorded a selling, general and administration expense of $0.1 million primarily related to disposal of property and equipment that was damaged in the hurricane which was offset by a pre-funding insurance reimbursement of $0.1 million. For the year ended December 31, 2013, we recorded capital additions related to Hurricane Sandy of approximately $0.5 million primarily related to leasehold improvements, furniture and fixtures and computer hardware. In 2013 we received $0.3 million in insurance proceeds, which was recorded as a gain in selling, general and administrative expenses.

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

2. Summary of significant accounting policies (Continued)

Other Comprehensive Income

        Other Comprehensive income includes all changes in equity from non-owner sources. All the activity in other comprehensive income relates to foreign currency translation adjustments. The Company accounts for other comprehensive income in accordance with ASC 220, Comprehensive Income.

Recent accounting pronouncements

        In February 2013, the FASB issued an update to existing guidance on the presentation of comprehensive income. This update requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income, or AOCI, by component. For significant items reclassified out of AOCI to net income in their entirety during the reporting period, companies must report the effect on the line items in the statement where net income is presented. For significant items not reclassified to net income in their entirety during the period, companies must provide cross-references in the notes to other disclosures that already provide information about those amounts. The Company adopted this update effective January 1, 2013 and it did not have a material impact on the Company's condensed consolidated financial statements.

3. Branded Payment Solutions Acquisition

        On May 23, 2012, the Company acquired all of the outstanding shares of Branded Payment Solutions Limited ("BPS") for a purchase price of approximately $3.4 million consisting of approximately $1.8 million in cash and $1.6 million in equity or 488,337 shares of Common Stock of $0.01 par value each of Planet Payment, Inc. issued to the BPS shareholders. Of the 488,337 consideration shares, 72,887 (valued on the date of closing at $0.2 million) were subject to certain technology development milestones that were deemed satisfied in May 2013 and, as a result, all of the contingent shares have been earned.

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

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

3. Branded Payment Solutions Acquisition (Continued)

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

        Goodwill represents the excess of the purchase price over the fair values of the acquired net tangible and intangible assets. In accordance with the provisions of ASC 350, Intangibles—Goodwill and Other, goodwill is not amortized but will be tested for impairment at least annually. The allocated value of goodwill of $0.3 million primarily relates to the anticipated synergies resulting from adding BPS to our current products and the acquired workforce. The goodwill amount has been assigned to the payment processing services segment. Neither the acquired goodwill nor intangible assets are deductible for tax purposes.

        The liabilities assumed includes a $0.3 million deferred tax liability that relates primarily to the future amortization of acquired intangibles offset by a $0.2 million deferred tax asset that relates primarily to acquired net operating loss carryovers.

        The results of BPS were included in our consolidated statement of operations from the date of acquisition.

4. Property and equipment

        Property and equipment, net consist of the following:

		As of December 31,
	Estimated useful life (in years)
		2013	2012
Equipment	2 - 5	$939,129	$923,356
Computer hardware	3 - 5	2,493,658	1,688,262
Furniture and fixtures	5 - 7	182,562	72,155
Leasehold improvements	5 - 9	689,648	263,691

Total property and equipment, gross		4,304,997	2,947,464
Less: Accumulated depreciation and amortization		(2,106,357)	(1,551,310)

Total property and equipment, net		$2,198,640	$1,396,154

        Property and equipment depreciation and amortization expense is as follows:

	Year ended December 31,
	2013	2012	2011
Depreciation and amortization expense	$554,765	$532,784	$656,837

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

5. Goodwill and intangible assets

        The changes in carrying amount of goodwill are as follows:

Goodwill, gross, as of December 31, 2011	$—
Acquisition of BPS	335,791
Impact of change in Euro exchange rate	11,808
Accumulated impairment losses as of December 31, 2012	—

Goodwill, gross, as of December 31, 2012	347,599
Impact of change in Euro exchange rate	14,464
Accumulated impairment losses as of December 31, 2013	—

Goodwill, net, as of December 31, 2013	$362,063

        The entire goodwill balance is assigned to the payment processing services segment. As this is the reporting unit expected to benefit from the synergies of the combination.

        Intangible assets are recorded at estimated fair value and are amortized ratably over their estimated useful lives to processing and service costs, which are included in cost of revenue.

        At December 31, the gross book value, accumulated amortization and amortization periods of intangible assets were as follows:

	As of December 31, 2013			As of December 31, 2012
	Gross book value	Accumulated amortization	Net book value	Gross book value	Accumulated amortization	Net book value	Amortization period (in years)
Trademarks and patents	$1,100,696	$(327,200)	$773,496	$917,456	$(258,325)	$659,131	15
Technology	3,015,192	(967,779)	2,047,413	2,894,742	(351,018)	2,543,724	5
Customer contracts	867,354	(867,354)	—	867,354	(780,619)	86,735	5

Intangible assets, net	$4,983,242	$(2,162,333)	$2,820,909	$4,679,552	$(1,389,962)	$3,289,590

        Amortization expense related to intangible assets is as follows:

	Year ended December 31,
	2013	2012	2011
Amortization expense	$735,265	$569,721	$224,486

        Intangible amortization expense that will be charged to income for the subsequent five years and thereafter is estimated on the December 31, 2013 book value, as follows:

2014	$677,007
2015	675,774
2016	675,378
2017	309,773
2018	70,912
Thereafter	412,065

Total	$2,820,909

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

6. Long and short-term capital leases

        Long and short-term capital leases consisted of the following:

	December 31,
	2013	2012
Capital leases to various lessors secured by financed equipment with interest rates ranging from 4.67% to 14.51%. Principal and interest are payable monthly through May 2018	$949,596	$701,598

Total long and short-term portions of capital leases	949,596	701,598
Less: short-term portion capital leases	(466,010)	(337,588)

Long-term portion of capital leases	$483,586	$364,010

        Interest expense related to capital leases is as follows:

	Year ended December 31,
	2013	2012	2011
Capital leases	60,106	55,699	64,462

7. Convertible debt

        In February 2007, in connection with a $7.6 million private placement, the Company issued a $5.0 million five-year term note convertible into 2,272,727 shares of common stock at a conversion price of $2.20 per share and issued $2.6 million or 1,141,491 new shares of common stock at a price of $2.28 per share. The $5.0 million note carried an annual interest rate of 9% and was convertible at any time at the option of the note holders or automatically upon the achievement by the Company of certain events, namely a qualified U.S. initial public offering or the achievement of certain liquidity and market value of shares of the Company's common stock. At the Company's election, interest payments were payable in the form of cash or common stock. Interest payments of $0.8 million through December 31, 2008 were not paid and added to the principal amount. Interest payments after December 31, 2008 were paid out in the form of common stock.

        In April 2008, the Company issued a $3.0 million four-year term note convertible into 1,333,333 shares of common stock at a conversion price of $2.25 per share. The $3.0 million note carried an annual interest rate of 9% (payable semi-annually commencing June 30, 2008) and was convertible at any time at the option of the note holders or automatically upon the achievement by the Company of certain events, namely a qualified U.S. initial public offering or the achievement of certain liquidity and market value of shares of the Company's common stock. At the Company's election interest payments were payable in the form of cash or common stock. Interest payments of $0.2 million through December 31, 2008 were not paid and added to the principal amount. Interest payments after December 31, 2008 were paid out in the form of common stock.

        In April 2011, the convertible debt holders converted their entire $9.0 million under convertible notes issued in 2007 and 2008 into an aggregate of 4,049,776 shares of common stock. In addition, we issued 127,318 shares of common stock valued at $0.3 million in lieu of cash payments for accrued interest and 297,682 shares of common stock valued at $0.6 million as a prepayment fee negotiated at the time of conversion. The shares issued for the accrued interest and the prepayment fee were valued

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

7. Convertible debt (Continued)

at the average closing price of the Company's common stock on AIM under the symbol "PPTR" during the period immediately prior to the conversion. For the year ended December 31, 2011, the Company recorded the prepayment fee as an "other" expense of $0.6 million, which is included in Other income, net on the Consolidated Statements of Operations.

        Total interest expense related to convertible debt is as follows:

	Year ended December 31,
	2013	2012	2011
Convertible debt interest expense (non-cash)	$—	$—	$254,636

8. Commitments and contingencies

Operating leases

        The Company leases office space and various office equipment under cancelable and non-cancelable operating leases which expire on various dates through 2018. In general, leases relating to real estate include rent escalation clauses relating to increases in operating costs. Some leases also include renewal options of up to three years.

        Operating lease expense is as follows:

	Year ended December 31,
	2013	2012	2011
Operating lease expense	$1,509,465	$1,515,189	$1,396,122

        Future minimum rental payments under non-cancelable operating leases are as follows:

Years ending December 31,
2014	$1,475,095
2015	1,347,295
2016	1,266,001
2017	80,602
2018	5,489
Thereafter	—

Total minimum lease payments	$4,174,482

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

8. Commitments and contingencies (Continued)

Capital leases

        The following is an analysis of the leased property under capital leases:

	December 31,
	2013	2012
Computer hardware	$1,607,602	$882,246
Computer software	258,306	—

Total capital leases, gross	1,865,908	882,246
Less: Accumulated depreciation	(662,082)	(257,615)

Total capital leases, net	$1,203,826	$624,631

        Future minimum rental payments under capital leases are as follows:

Years ending December 31,
2014	$509,083
2015	371,305
2016	123,179
2017	10,968
2018	3,620
Thereafter	—

Total minimum lease payments	1,018,155
Less: Amounts representing taxes, included in total minimum lease payments(*)	—

Net minimum lease payments	1,018,155
Less: Amounts representing interest payments	(68,559)

Present value of net minimum lease payments	$949,596

*
Tax amounts related to capital lease payments are inconsequential.

Acquiring bank sponsorship agreements

        In order to offer merchant acquiring services for Visa and MasterCard transactions, the Company must be sponsored by a financial institution that is a principal member of the Visa and MasterCard networks.

        The Company has entered into a new five year agreement with a sponsoring bank effective September 1, 2013, which replaces an existing sponsoring agreement. The Company is required to pay minimum annual sponsorship transaction fees, escalating each year, with total minimum fees of $1.8 million to be paid over the term of the agreement. Sponsorship fees are recorded to cost of sales with the total agreement minimum of $1.8 million recognized on a straight line basis over the term of the agreement.

        Pursuant to the agreement, the Company is liable for all losses incurred by the sponsoring bank with respect to the activities of our merchants sponsored under the agreement. No contingent liability

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

8. Commitments and contingencies (Continued)

has been recorded as December 31, 2013 as the risk of material loss is considered remote based on historical information. The Company monitors this contingent liability on a quarterly basis and will provide for a reserve if deemed necessary.

        The Company has two acquiring bank sponsoring agreements expiring at various dates through 2018. The future minimum payments under those agreements are as follows:

Years ending December 31,
2014	$356,667
2015	316,667
2016	366,667
2017	416,667
2018	300,000
Thereafter	—

Total payments	$1,756,668

Employment agreements

        Pursuant to employment agreements with certain employees, the Company had a commitment to pay severance of approximately $2.0 million and $1.6 million as of December 31, 2013 and 2012, respectively, in the event of termination without cause, as defined in the agreements. Additionally, in the event of termination upon a change of control, as defined in the agreements, the Company had a commitment to pay severance of approximately$2.3 million and $1.9 million as of December 31, 2013 and 2012, respectively. For further information on the employment agreements activity subsequent to December 31, 2013, please refer to Note 18 Subsequent events.

Contingent liabilities

        In instances where the Company is acting as the merchant acquirer, the Company bears a risk that a merchant may engage in fraud by submitting for payment certain credit card transactions that may have been manipulated, are fictitious, or are otherwise not bona fide. Similarly, the Company bears the risk that a merchant becomes insolvent, owing money to cardholders. To the extent that such fraud or insolvency occurs in circumstances where the Company is liable to make good any resultant losses, this could affect the Company's operating results and cash flows. The Company has required certain merchants to post cash reserves of approximately $0.2 million with the acquirer against such liabilities and has itself paid the acquirer a security deposit in connection therewith, as shown on the consolidated balance sheets. Under FASB ASC 460, Guarantees, the Company evaluates its ultimate risk and records an estimate of potential loss for chargebacks related to merchant fraud based upon an assessment of actual historical fraud rates compared to recent bank card processing volume levels. No contingent liability has been recorded as of December 31, 2013, as the risk of material loss is considered remote. The Company monitors this contingent liability on a quarterly basis and will provide for a reserve if deemed necessary.

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

8. Commitments and contingencies (Continued)

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

        Upon the admission of the Company's common stock to AIM in March 2006, substantially all of the rights, preferences and privileges of the Series A preferred stockholders, except for the liquidation preference, terminated. The only difference in rights between the Series A Preferred Stock and the common stock is the payment of a liquidation preference on the Series A Preferred Stock in the event of an acquisition, liquidation or winding up of the Company. "Acquisition" is defined for purposes of payment of the liquidation preference as a consolidation or merger (or similar transaction) of the Company with or into any other corporation or the sale of all of the capital stock of the Company, in each case where the shareholders immediately prior to such transaction fail to retain a majority voting power of the Company's stock following such transaction, or a sale, lease, exclusive license or other disposition of all or substantially all of the Company's assets. Upon such a liquidation event, each share of Series A Preferred Stock entitles its holder to receive an amount equal to the original purchase price for the Series A Preferred Stock prior to payment on the common stock. The aggregate liquidation preference for the Series A Preferred Stock is approximately $9.0 million. In the event of an acquisition of the Company, the holders of Series A Preferred Stock would be entitled to receive the first approximately $9.0 million of the purchase price. After payment of this liquidation preference, the remaining proceeds would be distributed pro rata among the holders of common stock. The Series A Preferred Stock otherwise has identical rights to common stock on an as converted basis, including with respect to voting and dividends.

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

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

10. Common stock (Continued)

        During the year ended December 31, 2013, the Company issued 1,378,631 shares of common stock as follows:

Restricted stock grants	860,739
Employee option exercises	304,769
Warrant exercises	213,123

Total common stock issued	1,378,631

        On December 14, 2012 the Company filed an amended and restated certificate of incorporation increasing the number of shares the Company authorized to issue to 250,000,000 common shares and 10,000,000 preferred shares. During the year ended December 31, 2012, the Company issued 1,894,452 shares of common stock as follows:

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

(1)
In April 2011, the convertible debt holders converted the outstanding principal amount of $9.0 million under convertible notes issued in 2007 and 2008 into an aggregate of 4,049,776 shares of common stock. In addition, the Company issued 127,318 shares of common stock valued at $0.3 million in lieu of cash payments for accrued interest and 297,682 shares of common stock valued at $0.6 million as a prepayment fee negotiated at the time of conversion. The shares issued for the accrued interest and the prepayment fee were valued at the average closing price of the Company's common stock on AIM under the symbol "PPTR" during the 10 trading day period ending two days prior to the conversion.

(2)
Please Refer to Note 2, Stock-based compensation expense and assumptions, for further information regarding the restricted stock grant to Philip D. Beck.

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

11. Related party transactions

        The Company incurred the following amounts to companies that are principally owned by executives, directors or stockholders of the Company or their families:

	Year ended December 31,
	2013	2012	2011
Rent	$422,882	$500,785	$487,677
Consulting and professional fees	56,986	132,103	74,246

        Rent was paid to BDP Realty Associates LLC a company in which Philip Beck has a 1/3rd interest.

        Consulting and professional fees were paid to a professional services company where a family member of Philip Beck has a substantial interest but Philip Beck does not have any financial interest in such company.

12. Accrued expenses

        The following are the components of accrued expenses:

	As of December 31,
	2013	2012
Gift card liabilities	$1,150,096	$778,237
Professional fees	322,547	1,095,526
Bonus	419,205	852,274
Deferred revenue(*)	549,390	292,001
Other(**)	2,591,382	2,280,751

Total accrued expenses	$5,032,620	$5,298,789

(*)
Current deferred revenue will be recognized as revenue ratably over the next 12 months. As of December 31, 2013, included in the balance sheet classification "Long-term portion of capital leases and deferred revenue" is the non-current portion of deferred revenue in the amount of $0.9 million. The non-current deferred revenue balance as of December 31, 2012 is zero.

(**)
No amounts included in "other" exceed 5% of total current liabilities.

13. Income taxes

        The components of the Company's income (loss) before provision for income taxes by jurisdiction are as follows:

	Year ended December 31,
	2013	2012	2011
United States	$537,097	$(6,307,445)	$(1,570,453)
Outside United States	(474,222)	2,002,251	4,287,085

Income (loss) before provision for income taxes, net	$62,875	$(4,305,194)	$2,716,632

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

13. Income taxes (Continued)

        The components of the provision for income taxes are as follows:

	Year ended December 31,
	2013	2012	2011
Current tax:
United States—Federal	$—	$—	$—
United States—State and local	5,754	11,056	5,111
Outside United States	619,043	417,837	326,792

Total current tax	624,797	428,893	331,903

Deferred tax:
United States—Federal	—	—	—
United States—State and local	—	—	—
Outside United States	(583,928)	(281,782)	—

Total deferred tax	(583,928)	(281,782)	—

Provision for income taxes, net	$40,869	$147,111	$331,903

        For 2013, the provision for income taxes of $40,869 related primarily to foreign entities. The Company has tax carryforwards in its federal, state and foreign jurisdictions. Based on all available evidence, it is not more likely than not that the Company would realize the benefit from $31.2 million of the deferred tax assets. Therefore, a valuation allowance of $29.4 million is recorded, which takes into account a deferred tax liability of $1.0 million. The Company has recorded a tax benefit for tax attribute carryforwards in the jurisdictions in which there is sufficient positive evidence that the deferred tax asset will be realized, resulting in a net deferred tax asset of $0.8 million.

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

        For 2011, the tax provision of $0.3 million related primarily to foreign entities. The Company has tax attribute carryforwards in its federal, state and foreign jurisdictions that based on all available evidence it is not more likely than not that the Company would realize the benefit from a significant portion of the deferred tax assets. Therefore, a full valuation allowance is recorded on these deferred tax assets and no deferred tax provision or benefit is recorded. There are no tax attribute carryforwards in the jurisdictions that are currently generating income.

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

13. Income taxes (Continued)

        The table below shows reconciliation from the U.S. Federal statutory income rate of 34.0% to the effective income tax rate:

	Year ended December 31,
	2013	2012	2011
Federal statutory rate	34.0%	34.0%	34.0%
State tax (less than 0.2% for 2012 and 2011)	9.2	—	—
Permanent differences	54.3	(4.8)	15.1
Foreign tax rates at rates different from U.S. rates	(82.7)	18.8	(48.9)
Valuation allowance	50.2	(51.4)	12.0

Total tax provision	65.0%	(3.4)%	12.2%

        With few exceptions, the statute of limitations for the years 2009 and prior has expired. Earlier years related to certain foreign jurisdictions remain subject to examination. There are no income tax returns currently under examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and may make adjustments up to the amount of the net operating loss carry forward. As of December 31, 2013 and 2012, the Company has no significant uncertain tax positions and, therefore, has not recorded any significant liabilities, interest or penalties for uncertain tax positions. To the extent that the Company records any interest or penalties, these amounts will be recorded as part of the income tax provision. If the Company's positions are sustained by the taxing authorities, there will be no impact to the Company's income tax provision. There were no significant changes to the Company's unrecognized tax benefits during the year ended December 31, 2013, and the Company does not anticipate any other significant changes to the unrecognized tax benefits during the next twelve months.

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

13. Income taxes (Continued)

        The components of deferred tax assets and liabilities are as follows:

	As of December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry-forwards	$27,188,180	$26,186,094
Stock options	3,514,890	3,312,860
Bonuses and salaries	33,111	279,424
Restricted stock	73,538	—
Provision for doubtful accounts	13,703	492,002
Foreign nonrefundable withholding tax	318,163	—
Other	22,937	159,225

Total deferred tax assets	31,164,522	30,429,605

Less: Valuation allowance	(29,416,464)	(29,238,264)

Net deferred tax assets	1,748,058	1,191,341

Deferred tax liabilities:
Depreciation and amortization	(981,816)	(1,008,449)

Total deferred tax liabilities	(981,816)	(1,008,449)

Total deferred tax assets, net(*)	$766,242	$182,892

(*)
As of December 31, 2013 and 2012, deferred tax assets, net, are included in the balance sheet classification "Security deposits and other assets".

        As of December 31, 2013, the Company has available federal net operating loss carryforwards of $70.4 million, state net operating loss carryforwards, primarily New York State, of $71.3 million, and various foreign net operating loss carryforwards, the most significant of which expire from 2020 through 2033.

        The Company assesses the recoverability of its net operating loss carryforwards and other deferred tax assets and records a valuation allowance to the extent recoverability does not satisfy the "more likely than not" recognition criteria. The Company continues to maintain the valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2013, the Company had a valuation allowance totaling $29.4 million against its deferred tax assets, net of deferred tax liabilities, due to insufficient positive evidence, primarily consisting of historical losses within the taxing jurisdictions that have tax attributes and deferred tax assets.

14. Stock incentive plan

2000 Stock Incentive Plan

        Options granted under the 2000 Stock Incentive Plan were all non-qualified stock options. As of December 31, 2013 and December 31, 2012, options to purchase 50,000 shares were outstanding and no shares were available for future grant under the 2000 Stock Incentive Plan.

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

14. Stock incentive plan (Continued)

2006 Equity Incentive Plan

        As of December 31, 2013 and December 31, 2012, 9,330,588 and 9,494,355 shares were reserved for issuance under the Plan, respectively. As of December 31, 2013 and December 31, 2012, 915,000 restricted shares have been issued (see Note 2 (Summary of significant accounting policies—long-term incentive restricted stock agreement assumptions and vesting requirements)) and no options have been issued below fair value. As of December 31, 2013 and December 31, 2012, zero shares of common stock were available for future issuance under the Plan.

2012 Equity Incentive Plan

        The Company's 2012 Equity Incentive Plan, which authorizes the issuance of an aggregate of 5,000,000 shares plus (i) any shares available for issuance under the Company's 2006 Equity Incentive Plan, which was terminated upon the effective date of the 2012 Plan, and (ii) any shares subject to outstanding options under the Company's 2000 Stock Incentive Plan and the Company's 2006 Equity Incentive Plan which are forfeited, cancel or which expire. The number of shares of common stock reserved for issuance under the Company's 2012 Equity Incentive Plan will increase automatically on the first day of January of each of 2015 and 2016 by an amount equal to 4% of the number of shares of common stock outstanding on the preceding December 31, unless the Company's Board of Directors elects to authorize a lesser number of shares in any given year. As of December 31, 2013, 7,037,950 shares were reserved for issuance under the Company's 2012 Equity Incentive Plan.

        A summary of stock option activity for the year ended December 31, 2013 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2012	8,052,473	$2.34	5.46	$9,221,448

Options granted	949,300
Options exercised	(540,879)
Options cancelled	(65,666)
Options forfeited	(157,345)

Outstanding as of December 31, 2013	8,237,883	$2.38	5.62	3,766,674

Options exercisable as of December 31, 2013	6,774,584	2.31	4.92	3,565,363

Vested and expected to vest as of December 31, 2013	8,190,603	2.38	5.60	3,761,252

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

14. Stock incentive plan (Continued)

        The following table provides additional information pertaining to the Company's stock options:

	Year ended December 31,
	2013	2012	2011
Weighted-average grant date fair value for options granted during the period	$1.14	$1.20	$0.70
Total fair value of options vested during the period	949,588	1,126,087	549,802
Total intrinsic value of options exercised during the period	212,580	360,371	348,153

        The exercise prices range from $1.20 to $4.00 for stock options outstanding and exercisable as of December 31, 2013.

        The aggregate intrinsic value of stock options outstanding, vested and unvested expected to vest, and exercisable, represent the total pre-tax intrinsic value, based on the closing prices of $2.78 and $3.48 of PLPM as reported on NASDAQ on December 31, 2013 and 2012, respectively.

        The following table summarizes the status of the non-vested shares of restricted stock grants as of December 31, 2013:

	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested awards as of January 1, 2013	915,000	$1.97
Awards granted	875,583	2.22
Awards vested	(16,250)	2.92
Awards cancelled and forfeited	(9,000)	2.92

Non-vested awards as of December 31, 2013	1,765,333	$2.08

        For further information on the non-vested awards activity subsequent to December 31, 2013, please refer to Note 18 Subsequent events.

2012 Employee Stock Purchase Plan

        The Company's 2012 Employee Stock Purchase Plan, which authorizes the issuance of an aggregate of 800,000 shares of common stock. The number of shares of common stock reserved for issuance under the Company's 2012 Employee Stock Purchase Plan will increase automatically on the first day of January of each of 2015 through 2019 by an amount equal to 1% of the number of shares of common stock outstanding on the preceding December 31, unless the Company's Board of Directors elects to authorize a lesser number of shares in any given year. As of December 31, 2013 no shares are issued or outstanding under the 2012 Employee Stock Purchase Plan.

        Under the Company's 2012 Employee Stock Purchase Plan, eligible employees will be able to acquire shares of our common stock by accumulating funds through payroll deductions. The purchase price for shares of our common stock purchased under the Company's 2012 Employee Stock Purchase Plan will be 85% of the lesser of the fair market value of our common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

14. Stock incentive plan (Continued)

applicable offering period. The Company's 2012 Employee Stock Purchase Plan will terminate on the tenth anniversary of the first purchase date, unless it is terminated earlier by the Company's Board of Directors or as a result of the issuance of all of the shares of our common stock reserved for issuance under the Company's 2012 Employee Stock Purchase Plan.

15. Warrants

        Warrants granted are generally issued for services performed by third parties or investors.

        A summary of warrant activity during the year ended December 31, 2013 is as follows:

	Number of warrants	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2012	726,858	$2.29	1.26	$1,236,845

Warrants granted	—	—
Warrants exercised	(247,950)	0.38
Warrants cancelled	(257,008)	3.94
Warrants forfeited	—	—

Outstanding as of December 31, 2013	221,900	2.50	0.34	224,707

Warrants exercisable as of December 31, 2013	221,900	2.50	0.34	224,707

Vested and expected to vest as of December 31, 2013	221,900	2.50	0.34	224,707

        The exercise prices range from $0.25 to $5.50 for warrants outstanding and exercisable as of December 31, 2013.

	Year ended December 31,
	2013	2012	2011
Weighted-average grant date fair value for warrants granted during the period	$—	$—	$2.83
Total fair value of warrants vested during the period	—	—	11,254
Total intrinsic value of warrants exercised during the period	594,002	2,376,589	26,975

        On December 17, 2012, Inter-Atlantic Fund L.P. exercised its warrant in accordance with its terms and as a result, 917,602 new shares of common stock were issued to Inter-Atlantic. The warrant was net exercised under which 464,115 shares subject to the warrant were cancelled as payment for the shares being issued.

        In 2013, various parties exercised their warrants in accordance with its terms and as a result 213,123 new shares of common stock were issued. The warrants were net exercised under which 34,827 shares subject to the warrant were cancelled as payment for the shares being issued.

        The aggregate intrinsic value of warrants outstanding, vested and unvested expected to vest, and exercisable, represent the total pre-tax intrinsic value, based on the closing prices of $2.78 and $3.48 of PLPM as reported on NASDAQ on December 31, 2013 and 2012, respectively, and $2.27 of PPTR as reported on AIM on December 31, 2011.

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

16. Retirement plan

        All U.S. employees are eligible to participate in a 401(k) plan which covers U.S. employees meeting certain age requirements in accordance with section 401(k) of the Internal Revenue Code. Under the provisions of the 401(k) plan, the Company has the ability to make matching contributions equal to a percentage of the employee's voluntary contribution, as well as a non-elective contribution. From the inception of the 401(k) plan the Company has not made a contribution of any type.

17. Segment information

General information

        The segment and geographic information provided in the table below is being reported consistent with the Company's method of internal reporting. Operating segments are defined as components of an enterprise for which separate financial information is available and which is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker, or CODM, reviews net revenue and gross profit by service by geographical region. The Company operates in two reportable segments; multi-currency processing services and payment processing services.

Information about revenue, profit and assets

        The CODM evaluates performance and allocates resources based on net revenue and gross profit of each segment. For purposes of analyzing segments, gross profit of the multi-currency processing services segment is equal to net revenue less multi-currency cost of sales of $1.7 million which is included in "processing and services costs" for the year ended December 31, 2013 and for the year ended December 31, 2012 and 2011, the amount of multi-currency cost of sales is immaterial. The gross profit for the payment processing services segment includes net revenue of the segment less the cost of revenue component "payment processing services fees", which includes interchange and card network fees and assessments. Net revenue and gross profit by geographical region is based upon where the transaction originated. Lastly, the Company does not evaluate performance or allocate resources using segment asset data. Long-lived assets are primarily located in North America and Europe and as of December 31, 2013 and December 31, 2012, long-lived asset amounts are $10.3 million and $9.8 million, respectively.

        The Company conducts its business primarily in three geographical regions: Asia Pacific ("APAC"), North America, and Central Europe, Middle East and Africa ("CEMEA"). The following table

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

17. Segment information (Continued)

provides revenue concentration by geographic region. Analysis of revenue by segment and geographical region and reconciliations to consolidated revenue and gross profit are as follows:

	Year ended December 31,
	2013	2012	2011
Net Revenue:
APAC	$15,666,192	$16,248,880	$18,337,513
North America	6,165,431	5,000,064	3,991,374
CEMEA	7,981,826	7,558,146	4,909,875

Total multi-currency processing services revenue	29,813,449	28,807,090	27,238,762
Payment processing services revenue	16,752,616	14,770,926	14,619,404

Net revenue	$46,566,065	$43,578,016	$41,858,166

Gross Profit:
APAC	$15,572,813	$16,248,880	$18,337,513
North America	6,045,441	5,000,064	3,991,374
CEMEA	6,515,668	7,558,146	4,909,875

Total multi-currency processing services gross profit	28,133,922	28,807,090	27,238,762

Payment processing services gross profit	5,516,354	3,827,636	2,942,392

Total gross profit	$33,650,276	$32,634,726	$30,181,154

        Payment processing service revenue and gross profit is the result of transactions that primarily originated in North America and no individual merchant of the payment processing segment was greater than 10% of segment revenue.

        Concentration of revenue by customer by geographical region:

	Year ended December 31,
	2013	2012	2011
Multi-currency processing services revenue:
APAC:
Customer A	63%	62%	63%
Customer I	*	12	13
North America:
Customer E	25	18	11
Customer F	32	44	54
Customer G	11	11	21
CEMEA:
Customer C	71	97	100
Customer H	28	*	*

*
Revenue less than 10%.

Planet Payment, Inc.

Notes to consolidated financial statements (Continued)

18. Subsequent events

Appointment of Carl Williams as Chief Executive Officer

        In February 2014, Carl Williams, a member of the Board of Directors and the Company President since November of 2013, has been appointed by the Board to also serve as Chief Executive Officer. Carl Williams succeeds Philip Beck, who will continue as Chairman of the Board.

Philip Beck separation agreement

        In February 2014, the Company entered into a separation agreement with Philip Beck. The key financial terms of the agreement are as follows:

  •
  The Company will pay the aggregate gross amount of $370,000, which equals twelve months base salary;

  •
  The Company will be returned $120,000 in advanced payments of a 2013 bonus for which the achievement of specified corporate objectives were not attained; and

  •
  The 915,000 restricted shares of common stock granted pursuant to that certain Long-Term Incentive Restricted Stock Agreement dated July 26, 2011 shall remain in full force and effect without modification or amendment. In accordance with the incentive agreement the Company exercised its repurchase option of 35% or 320,250 of the restricted shares at the price of $1.00 in the aggregate.

Restricted stock cancellation

        Effective upon the filing of Form 10-K, 416,239 shares of restricted stock were cancelled due to the applicable performance targets not being fulfilled.

Planet Payment, Inc.

Schedule II—Valuation and qualifying accounts

Description	Balance at beginning of period	Additions charged to expenses	Deductions	Other adjustments	Balance at end of period
As of December 31, 2013:
Allowance for doubtful accounts(1)	$1,484,087	$326,457	$(1,640,870)	$—	$169,674
Deferred tax valuation allowance(2)	29,238,264	903,463	(725,263)	—	29,416,464
As of December 31, 2012:
Allowance for doubtful accounts	$1,415,638	$65,623	$—	$2,826	$1,484,087
Deferred tax valuation allowance(3)	26,452,590	2,845,531	(59,857)	—	29,238,264
As of December 31, 2011:
Allowance for doubtful accounts	$1,354,694	$60,944	$—	$—	$1,415,638
Deferred tax valuation allowance(4)	26,326,256	1,218,415	(1,092,081)	—	26,452,590

(1)
For the year ended December 31, 2013, the decrease to the allowance for doubtful accounts is primarily due to the write-off of a previously reserved trade receivable in the amount of $1.3 million.

(2)
For the year ended December 31, 2013, the deferred tax valuation allowance was increased by $0.9 million consisting primarily of an increase of $0.4 million due to the Company's net operating losses and an increase of $0.2 million due to stock options and restricted stock. These increases were offset by decreases in bonus of $0.2 million and bad debt of $0.5 million.

(3)
For the year ended December 31, 2012, the deferred tax valuation allowance was increased by $2.8 million consisting of an increase of $1.1 million due to the Company's net operating losses, an increase of $0.7 million due to an increase in stock options and salaries and bonuses, and $1.0 million due to a reduction in the deferred tax liability related to depreciation and amortization that resulted in more deferred tax valuation allowance recorded.

(4)
For the year ended December 31, 2011, the deferred tax valuation allowance was increased by $1.2 million consisting of an increase of $0.9 million due to the Company's net operating losses and an increase of $0.3 million due to an increase in stock options and salaries and bonuses. For the year ended December 31, 2011, the deferred tax valuation allowance also decreased by $1.1 million, consisting of an increase of $0.9 million in the deferred tax liability related to depreciation and amortization and a reduction in the allowance for doubtful accounts of $0.2 million that resulted in less deferred tax valuation allowance recorded.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We carried out an evaluation under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this Annual Report on form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

        As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, management had concluded that there was a material weakness in internal controls over accounting for income taxes. Although the deficiencies in internal controls did not result in a material misstatement in any prior period, we did have historical errors with return to provision adjustments and deferred tax balances, as well as lack of a thorough process to identify uncertain tax positions that could have resulted in reduced net current and deferred tax assets, which could have materially impacted previous income tax disclosures.

        In order to remediate the material weakness described above, during the year ended December 31, 2013, management implemented a number of additional internal controls and procedures in an effort to improve the level of assurance regarding the accuracy of our financial information, including:

  •
  Utilizing personnel from a third-party professional services firm with expertise in accounting for income taxes to assist in the preparation and review of the Company's income tax provision and the income tax related balance sheet accounts and to assess any uncertain tax positions;

  •
  Developing an effective forecasting process for purposes of determining its effective tax rate; and

  •
  Documenting and formulizing internal control policies and procedures to ensure proper controls are performed.

        With the implementation of additional controls and procedures, we have concluded that these material weaknesses in our internal controls over accounting for income taxes have been remediated. Other than as noted above, there have been no changes in the Company's internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        Based on its assessment of internal control over financial reporting, our CEO and CFO have concluded that, as of December 31, 2013, our internal control over financial reporting was effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only assurance at a reasonable level with respect to the financial statement preparation and presentation.

        This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting due to a transition period established by the rules of the Jumpstart Our Business Startups Act for newly public companies.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information related to our executive officers appears under the caption "Executive Officers of the Registrant" in Item 1 to this report. All other information required by this Item is incorporated by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

        We have adopted a code of ethics that applies to all of our directors, officers and employees. We have made the code of ethics available, free of charge, on our website at www.planetpayment.com.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

        (a)   The following documents are filed as a part of this Annual Report on Form 10-K:

          1.     Financial Statements:

          2.     Financial Statement Schedule:

Page
Schedule II—Valuation and Qualifying Accounts	120

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

Planet Payment, Inc.
Date:	March 6, 2014	By:	/s/ CARL J. WILLIAMS Carl J. Williams Director, Chief Executive Officer, and President

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Cox and Graham N. Arad, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CARL J. WILLIAMS Carl J. Williams	Director, Chief Executive Officer, and President, (Principal Executive Officer)	March 6, 2014
/s/ ROBERT J. COX III Robert J. Cox III	Senior Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2014
/s/ PHILIP D. BECK Philip D. Beck	Chairman of the Board of Directors	March 6, 2014
/s/ GRAHAM N. ARAD Graham N. Arad	Director, Senior Vice President and General Counsel	March 6, 2014
/s/ LADY BARBARA JUDGE Lady Barbara Judge	Director	March 6, 2014

Signature	Title	Date

/s/ JONATHAN KAIDEN Jonathan Kaiden	Director	March 6, 2014
/s/ SHANE H. KIM Shane H. Kim	Director	March 6, 2014
/s/ CAMERON R. M. MCCOLL Cameron R. M. McColl	Lead Independent Director	March 6, 2014

Exhibit Index

			Incorporated by reference
Exhibit number		Description of exhibit	Form	File no.	Exhibit	Filing date	Filed herewith
3.1		Form of Restated Certificate of Incorporation of the Planet Payment, Inc.					X
3.2		Form of Restated Bylaws of the Planet Payment, Inc.					X
4.1		Form of common stock certificate of Planet Payment, Inc.	10	001-35699	4.1	10/25/2012
4.2		Registration Rights Agreement, dated November 10, 2004, as amended, by and among Planet Payment, Inc. and certain security holders of the Planet Payment, Inc.	S-1	333-175705	4.2	7/21/2011
4.3		Form of Warrant Agreement to purchase shares of common stock of Planet Payment, Inc.	S-1	333-175705	4.3	7/21/2011
10.1	*	Form of Indemnification Agreement.	S-1	333-175705	10.1	7/21/2011
10.2	*	2000 Stock Incentive Plan and forms of stock option agreement and stock option exercise agreement.	S-1	333-175705	10.2	7/21/2011
10.3	*	2006 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement.	S-1	333-175705	10.3	7/21/2011
10.4	*	2012 Equity Incentive Plan, and forms of notice of stock option award and stock option award agreement, notice of restricted stock award and restricted stock agreement, notice of stock appreciation right award and stock appreciation right award agreement, and notice of restricted stock unit award and restricted stock unit award agreement.	10	001-35699	10.4	10/10/2012
10.5	*	2012 Employee Stock Purchase Plan, and form of subscription agreement.	10	001-35699	10.5	10/10/2012
10.6	*	Offer letter, dated November 8, 2009, by and between the Planet Payment, Inc. and Robert J. Cox III.	S-1	333-175705	10.6	7/21/2011
10.7	*	Offer letter, dated October 30, 2006, by and between the Planet Payment, Inc. and Kieth W. Flaherty.	S-1	333-175705	10.7	7/21/2011
10.8	*	Offer letter, dated October 21, 2003, by and between the Planet Payment, Inc. and Alan M. Lubitz.	S-1	333-175705	10.8	7/21/2011
10.9	*	Executive Retention Agreement, dated February 9, 2010, by and between the Planet Payment, Inc. and Philip D. Beck.	S-1	333-175705	10.9	7/21/2011
10.10	*	Executive Retention Agreement, dated February 9, 2010, by and between the Planet Payment, Inc. and Graham N. Arad.	S-1	333-175705	10.10	7/21/2011

			Incorporated by reference
Exhibit number		Description of exhibit	Form	File no.	Exhibit	Filing date	Filed herewith
10.11	*	Executive Retention Agreement, dated November 9, 2009, by and between the Planet Payment, Inc. and Robert J. Cox III.	S-1	333-175705	10.11	7/21/2011
10.12		Agreement of Lease, dated August 15, 2005, by and between the Planet Payment, Inc. and BDP Realty Associates, LLC.	S-1	333-175705	10.12	7/21/2011
10.13	†	Service Agreement, dated March 10, 2008, as amended, by and between Planet Payment (Hong Kong) Ltd and Global Payments Asia-Pacific Processing Company Limited.	S-1	333-175705	10.13	12/13/2011
10.14	†	Service Agreement, dated November 1, 2007, by and between Planet Payment (Hong Kong) Ltd and Global Payments Asia Pacific Processing Company Limited and subsequently assigned to Global Payments Asia-Pacific (Shanghai) Limited.	S-1	333-175705	10.14	12/13/2011
10.15	†	Service Agreement, dated October 20, 2009, by and between Planet Payment (Hong Kong) Ltd and Global Payments Asia-Pacific Processing Company Limited.	S-1	333-175705	10.15	12/13/2011
10.16	†	Multi-Currency Processing Agreement, dated January 10, 2010, by and among the Planet Payment, Inc., Planet Payment (Hong Kong) Ltd and Network International, LLC, as amended.	S-1	333-175705	10.16	12/13/2011
10.17	*	Long-Term Incentive Restricted Stock Agreement, dated July 26, 2011, by and between the Planet Payment, Inc. and Philip D. Beck.	S-1	333-175705	10.17	1/31/2012
10.18	*	Offer letter, dated November 12, 2013, by and between Planet Payment, Inc. and Carl J. Williams.					X
10.19	*	Long-Term Incentive Restricted Stock Agreement, dated November 12, 2013, by and between Planet Payment, Inc. and Carl J. Williams.					X
10.20	†	Multi-Currency Processing Agreement, dated January 10, 2010, by and among the Planet Payment, Inc. Planet Payment (Hong Kong) Ltd and Network International, LLC, as amended.	8-K/A	001-35699	10.01	1/30/2014
16.1		Letter from Deloitte & Touche LLP addressed to the Securities and Exchange Commission, dated as of April 9, 2013	8-K	001-35699	16.1	4/9/13
21.1		List of Subsidiaries of the Planet Payment, Inc.	S-1	333-175705	21.1	8/21/2012
23.1		Consent of Deloitte & Touche LLP					X
23.2		Consent of BDO USA, LLP					X

Incorporated by reference
Exhibit number		Description of exhibit	Form	File no.	Exhibit	Filing date	Filed herewith
24.1		Power of Attorney (included on page 124 of this form 10-K)					X
31.1		Certification of Carl J. Williams, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2		Certification of Robert J. Cox III, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1		Certification of Carl J. Williams, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2		Certification of Robert J. Cox III, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	††	XBRL Instance Document					X
101.SCH	††	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	††	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	††	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	††	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	††	XBRL Taxonomy Presentation Linkbase Document					X

*
Management contract or compensatory plan or arrangement.

†
Portions of have been granted confidential treatment by the SEC

††
Pursuant to applicable securities laws and regulations, Planet Payment, Inc. is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Planet Payment, Inc. has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or the Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections