Form 10-Q
period 2014-03-31
Planet Payment Inc
filed 2014-05-12
CIK 1362925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014 there were 54,860,113 shares of the registrant’s common stock outstanding.

Planet Payment, Inc.

Report on Form 10-Q

For the Quarterly Period Ended March 31, 2014

Planet Payment®, iPAY® and Pay in Your Currency® and our logo are registered trademarks of Planet Payment and Shop in Your Currency ™ is an additional trademark of Planet Payment. All other service marks, trademarks and trade names appearing in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Planet Payment, Inc.

Condensed Consolidated Balance Sheets

	As of March 31,	As of December 31,
	2014	2013
	(unaudited)
Current assets:
Cash and cash equivalents	$5,709,245	$6,572,468
Restricted cash	1,974,117	3,471,023
Accounts receivable, net of allowances of $0.2 million as of March 31, 2014 and December 31, 2013	5,486,137	6,016,296
Prepaid expenses and other assets	1,638,277	1,457,660
Total current assets	14,807,776	17,517,447
Other assets:
Restricted cash	676,138	446,044
Property and equipment, net	2,225,457	2,198,640
Software development costs, net	4,938,911	4,904,415
Intangible assets, net	2,704,027	2,820,909
Goodwill	361,695	362,063
Security deposits and other assets	2,248,669	2,141,620
Total other assets	13,154,897	12,873,691
Total assets	$27,962,673	$30,391,138
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$748,282	$585,604
Accrued expenses	3,887,287	5,032,620
Due to merchants	1,494,676	3,018,900
Current portion of capital leases	492,911	466,010
Total current liabilities	6,623,156	9,103,134
Long-term liabilities:
Long-term portion of capital leases and deferred revenue	1,352,181	1,432,513
Total long-term liabilities	1,352,181	1,432,513
Total liabilities	7,975,337	10,535,647
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock— 10,000,000 shares authorized as of March 31, 2014 and December 31, 2013, $0.01 par value: Series A— 2,243,750 issued and outstanding as of March 31, 2014 and December 31, 2013; $8,975,000 aggregate liquidation preference	22,438	22,438
Common stock—250,000,000 shares authorized as of March 31, 2014 and December 31, 2013, $0.01 par value, and 54,845,113 and 55,037,488 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	548,451	550,375
Additional paid-in capital	101,964,657	101,038,685
Accumulated other comprehensive income	122,318	135,231
Accumulated deficit	(82,670,528)	(81,891,238)
Total stockholders’ equity	19,987,336	19,855,491
Total liabilities and stockholders’ equity	$27,962,673	$30,391,138

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three months ended March 31,
	2014	2013
Revenue:
Net revenue	$11,175,117	$12,086,063
Operating expenses:
Cost of revenue:
Payment processing services fees	2,518,821	2,802,289
Processing and service costs	3,714,593	3,175,647
Total cost of revenue	6,233,414	5,977,936
Selling, general and administrative expenses	5,081,793	5,722,684
Restructuring charges	629,215	—
Total operating expenses	11,944,422	11,700,620
(Loss) income from operations	(769,305)	385,443
Other (expense) income:
Interest expense	(16,170)	(13,146)
Interest income	175	212
Total other expense, net	(15,995)	(12,934)
(Loss) income before provision for income taxes	(785,300)	372,509
Benefit (provision) for income taxes	6,010	(593)
Net (loss) income	$(779,290)	$371,916
Basic net (loss) income per share applicable to common stockholders	$(0.01)	$0.01
Diluted net (loss) income per share applicable to common stockholders	$(0.01)	$0.01
Weighted average common stock outstanding (basic)	53,437,184	52,779,130
Weighted average common stock outstanding (diluted)	53,437,184	54,806,026

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc. Condensed

Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three months ended March 31,
	2014	2013

Net (loss) income	$(779,290)	$371,916
Foreign currency translation adjustment	(12,913)	(111,886)
Total comprehensive (loss) income	$(792,203)	$260,030

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(779,290)	$371,916
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	311,124	258,929
Depreciation and amortization expense	746,313	735,606
Provision for doubtful accounts	3,268	160,893
Disposal of property and equipment	3,157	2,950
Changes in operating assets and liabilities:
Decrease in settlement assets	1,496,906	780,213
Decrease in accounts receivables, prepaid expenses and other current assets	346,274	143,279
Increase in security deposits and other assets	(107,049)	(90,102)
Decrease in accounts payable and accrued expenses	(1,112,427)	(1,590,373)
Decrease in due to merchants	(1,524,224)	(830,321)
Other	(10,979)	(19,876)
Net cash used in operating activities	(626,927)	(76,886)
Cash flows from investing activities:
Insurance proceeds	—	100,000
Increase in restricted cash	(230,094)	—
Purchase of property and equipment	(19,756)	(405,739)
Capitalized software development	(397,401)	(375,066)
Purchase of intangible assets	(53,695)	(22,701)
Net cash used in investing activities	(700,946)	(703,506)
Cash flows from financing activities:
Proceeds from the issuance of common stock	602,572	106,250
Principal payments on capital lease obligations	(137,922)	(91,175)
Net cash provided by financing activities	464,650	15,075
Effect of exchange rate changes on cash and cash equivalents(*)	—	—
Net decrease in cash and cash equivalents	(863,223)	(765,317)
Beginning of period	6,572,468	6,002,457
End of period	$5,709,245	$5,237,140
Supplemental disclosure:
Cash paid for:
Interest	$18,272	$14,454
Income taxes	180,835	103,227
Non-cash investing and financing activities:
Assets acquired under capital leases	$163,861	$115,032
Accrued capitalized hardware, software and fixed assets	50,401	197,445
Capitalized stock-based compensation	10,352	13,624

(*)                                 For the three months ended March 31, 2014 and 2013, the effect of exchange rate changes on cash and cash equivalents was inconsequential.

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Business description and basis of presentation

Business description

Planet Payment, Inc. together with its wholly owned subsidiaries (“Planet Payment,” the “Company,” “we,” or “our”) is a provider of international payment and transaction processing and multi-currency processing services. The Company provides its services to approximately 67,000 active merchant locations in 23 countries and territories across the Asia Pacific region, the Americas, the Middle East, Africa and Europe, primarily through its acquiring bank and processor customers, as well as through its own direct sales force.  The Company provides banks and their merchants with innovative services to accept, process and reconcile electronic payments.  The Company’s point-of-sale and e-commerce services are integrated within the payment card transaction process enabling its acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels.  The Company’s ATM services provide its domestic and international acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction.  The Company also offers non-financial transaction processing services that allow merchants to offer a range of commercial services including pre-paid mobile phone top-up, bill payments and insurance premium payments, using the same point-of-sale devices deployed to accept payment cards.  The Company is a registered third party processor with the major card associations and operates in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

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

Unaudited consolidated interim financial information

The accompanying unaudited condensed consolidated interim financial statements as of March 31, 2014 and for the periods ended March 31, 2014 and 2013 have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the statement of operations, financial position and cash flows. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the interim period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  The December 31, 2013 balance sheet information has been derived from the audited financial statements at that date. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulation of the Securities and Exchange Commission, or SEC.

2. Hurricane Sandy

In October 2012, the East Coast of the United States was hit by Hurricane Sandy, including the city of Long Beach, where the Company’s corporate headquarters are located. For the three months ended March 31, 2013 the Company recorded capital additions related to Hurricane Sandy of approximately $0.5 million primarily related to leasehold improvements, furniture and fixtures and computer hardware.  During the second quarter of 2013 the Company received $0.3 million in insurance proceeds, which was recorded as a gain in selling, general and administrative expenses in that period.

3. Concentration of credit risk

The Company’s assets that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and receivables from clients. The Company places its cash, cash equivalents, and restricted cash with financial banking institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company also maintains cash balances at foreign banking institutions, which are not insured by the FDIC. As of March 31, 2014 and December 31, 2013 the Company’s uninsured cash balances totaled $5.1 million and $5.8 million, respectively.

The Company maintains an allowance for uncollectible accounts receivable based on expected collectability and performs ongoing credit evaluations of customers’ financial condition.

The Company’s accounts receivable concentrations of 10% and greater are as follows:

	As of March 31, 2014	As of December 31, 2013
Customer A	26%	22%
Customer B (*)	11	12
Customer C	**	13
Customer D	11	**

(*)                                 Customer is a sponsoring bank for certain merchants within the Company’s payment processing services. Customer B serves as an aggregator of merchant transactions and therefore, there is a concentration risk relating to receivables.  However, revenues are generated from individual merchants that individually do not exceed 10% of the Company’s revenue.

(**)                          Less than 10% accounts receivable concentration.

The Company’s revenue concentrations of 10% and greater are as follows:

	Three months ended March 31,
	2014	2013
Customer A	22%	20%
Customer C	13	17

4. Net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share (“ASC topic 260”).  Under ASC topic 260, securities that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities and should be included in the two-class method of computing earnings per share. The Company’s preferred stockholders are entitled to participate in dividends and earnings when, and if, dividends are declared on the common stock. As such, the Company calculates net income (loss) per share using the two-class method. The two-class method is an earnings formula that treats a participating security as having rights to dividends that otherwise would have been available to common and preferred stockholders based on their respective rights to receive dividends. Losses are not allocated to the preferred stockholders for computing net loss per share under the two-class method because the preferred stockholders do not have contractual obligations to share in the losses of the Company.

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

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three months ended March 31,
	2014	2013
Numerator:
Net (loss) income	$(779,290)	$371,916
Amounts allocated to participating preferred stockholders under the two-class method	—	(42,722)
Net (loss) income applicable to common stockholders (basic and diluted)	$(779,290)	$329,194
Denominator:
Weighted average common stock outstanding (basic)	53,437,184	52,779,130
Common equivalent shares from options and warrants to purchase common stock	—	2,026,896
Weighted average common stock outstanding (diluted)(1)	53,437,184	54,806,026
Basic net (loss) income per share applicable to common stockholders	$(0.01)	$0.01
Diluted net (loss) income per share applicable to common stockholders(1)	$(0.01)	$0.01

(1)           In accordance with ASC 260-10-45-48 for the three months ended March 31, 2014 and 2013, the Company has excluded 1,077,712 and 915,000, respectively, contingently issued restricted shares from diluted weighted average common stock outstanding as the contingencies (a) were not satisfied at the reporting date nor (b) would have been satisfied if the reporting date was at the end of the contingency period.

The following table sets forth the weighted average securities outstanding that have been excluded from the diluted net (loss) income per share calculation because the effect would have been anti-dilutive:

	Three months ended March 31,
	2014	2013
Stock options	8,106,302	1,544,580
Restricted stock awards	506,812	—
Warrants	183,983	163,941
Convertible preferred stock(1)	6,851,144	6,851,144
Total anti-dilutive securities	15,648,241	8,559,665

(1)                                 Diluted net (loss) income per share (decreases) increases when convertible preferred stock is included in the required sequence in the diluted earnings per share computation. As such, convertible preferred stock is excluded from the computation of diluted earnings per share for the three months ended March 31, 2014 and 2013.

5. Stock-based compensation expense and assumptions

During the first quarter of 2014, stock options exercisable for 0.4 million shares of common stock with a grant fair value of $0.6 million were granted to certain employees of the Company.  The actual number of shares that will be issued upon exercise of options is subject to the achievement of vesting conditions.  Stock-based compensation expense is recorded on a straight line basis from the date of the grant over the requisite service period of 36 months.

Stock-based compensation expense is measured at the grant date based on fair value and recognized as an expense over the requisite service period, net of an estimated forfeiture rate.

The following summarizes stock-based compensation expense recognized by income statement classification:

	Three months ended March 31,
	2014	2013
Processing and service costs	$63,910	$49,643
Selling, general and administrative expenses	212,081	209,286
Restructuring charges	35,133	—
Total stock-based compensation expense	$311,124	$258,929

The following summarizes stock-based compensation expense recognized by type:

	Three months ended March 31,
	2014	2013
Stock options	$217,583	$258,929
Restricted stock awards	93,541	—
Total stock-based compensation expense	$311,124	$258,929

6. Property and equipment

Property and equipment, net consist of the following:

	Estimated useful life (years)	As of March 31, 2014	As of December 31, 2013
Equipment	2 - 5	$938,272	$939,129
Computer hardware	3 - 5	2,664,054	2,493,658
Furniture and fixtures	5 - 7	182,389	182,562
Leasehold improvements	5 - 9	699,003	689,648
Total property and equipment, gross		4,483,718	4,304,997
Less: Accumulated depreciation and amortization		(2,258,261)	(2,106,357)
Property and equipment, net		$2,225,457	$2,198,640

Property and equipment depreciation and amortization expense is as follows:

	Three months ended March 31,
	2014	2013
Depreciation and amortization expense	$156,423	$118,761

7. Goodwill and intangible assets

The change in carrying amount of goodwill for the three months ended March 31, 2014 is as follows:

Goodwill, gross, as of December 31, 2013	$362,063
Impact of change in Euro exchange rate	(368)
Accumulated impairment losses as of March 31, 2014	—
Goodwill, net, as of March 31, 2014	$361,695

The entire goodwill balance is assigned to the payment processing services segment as this is the reporting unit expected to benefit from the synergies of the combination.

Intangible assets are recorded at estimated fair value and are amortized ratably over their estimated useful lives to processing and service costs, which are included in cost of revenue.

The gross book value, accumulated amortization and amortization periods of intangible assets were as follows:

	As of March 31, 2014			As of December 31, 2013			Amortization
	Gross book	Accumulated	Net book	Gross book	Accumulated	Net book	period
	value	amortization	value	value	amortization	value	(years)
Trademarks and patents	$1,156,377	$(347,074)	$809,303	$1,100,696	$(327,200)	$773,496	15
Technology	3,012,126	(1,117,402)	1,894,724	3,015,192	(967,779)	2,047,413	5
Intangible assets, net	$4,168,503	$(1,464,476)	$2,704,027	$4,115,888	$(1,294,979)	$2,820,909

Amortization expense related to intangible assets is as follows:

	Three months ended March 31,
	2014	2013
Amortization expense	$171,291	$204,293

8. Commitments and contingencies

Employment agreements

Pursuant to employment agreements with certain employees, the Company had a commitment to pay severance of approximately $1.4 million and $2.0 million as of March 31, 2014 and December 31, 2013, respectively, in the event of termination without cause, as defined in the employment agreements. Additionally, in the event of termination upon a change of control, as defined in the employment agreements, the Company had a commitment to pay severance of approximately $1.5 million and $2.3 million as of March 31, 2014 and December 31, 2013, respectively.

Contingent liabilities

In instances where the Company is acting as the merchant acquirer, the Company bears a risk that a merchant may engage in fraud by submitting for payment certain credit card transactions that may have been manipulated, are fictitious, or are otherwise not bona fide. Similarly, the Company bears the risk that a merchant becomes insolvent, owing money to cardholders. To the extent that such fraud or insolvency occurs in circumstances where the Company is liable to make good any resultant losses, this could affect the Company’s operating results and cash flows. The Company has required certain merchants to post cash reserves of approximately $0.2 million with the sponsoring bank against such liabilities and has itself paid the sponsoring bank a security deposit in connection therewith, as shown on the consolidated balance sheets. Under FASB ASC 460, Guarantees, the Company evaluates its ultimate risk and records an estimate of potential loss for chargeback’s related to merchant fraud and processing errors based upon an assessment of actual historical fraud rates and errors in processing compared to recent bank card processing volume levels. No contingent liability has been recorded as of March 31, 2014 and December 31, 2013, as the risk of material loss is considered remote. The Company monitors these contingent liabilities on a quarterly basis and will provide for a reserve if deemed necessary.

Outstanding litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company currently has no material legal proceedings pending against it.

Acquiring bank sponsorship agreement

In order to offer merchant acquiring services for Visa and MasterCard transactions, the Company must be sponsored by a financial institution that is a principal member of the Visa and MasterCard networks.

The Company entered into a five year agreement with a sponsoring bank effective September 1, 2013.  The Company is required to pay minimum annual sponsorship transaction fees of $0.3 million in year one, escalating each year with minimum fees of $0.5 million in year five for total minimum fees of $1.8 million to be paid over the term of the agreement.  Sponsorship fees are recorded to cost of sales with the total agreement minimum of $1.8 million recognized on a straight line basis over the term of the agreement.

Pursuant to the agreement, the Company is liable for all losses incurred by the sponsoring bank with respect to the activities of our merchants sponsored under the agreement.  No contingent liability has been recorded as of March 31, 2014 as the risk of material loss is considered remote based on historical information.  The Company monitors this contingent liability on a quarterly basis and will provide for a reserve if deemed necessary.

9. Related party transactions

The Company incurred the following amounts to companies that are principally owned by executives, directors or stockholders of the Company:

	Three months ended March 31,
	2014	2013
Rent	$125,094	$77,630
Consulting and professional fees	611	21,372

Rent was paid to BDP Realty Associates LLC a company in which our former chief executive officer and the current Chairman of the Board of Directors, Philip Beck has a one-third (1/3rd) interest.

Consulting and professional fees were paid to a professional services company where a family member of Philip Beck has a substantial interest but Mr. Beck does not have any financial interest in such company.

10. Accrued expenses

The following are the components of accrued expenses:

	As of March 31, 2014	As of December 31, 2013
Bonus	$297,341	$419,205
Professional fees	211,600	322,547
Gift card liabilities	337,385	1,150,096
Deferred revenue (*)	561,642	549,390
Other (**)	2,479,319	2,591,382
Total accrued expenses	$3,887,287	$5,032,620

(*) Current deferred revenue will be recognized as revenue ratably over the next 12 months.  Included in the balance sheet classification “Long-term portion of capital leases liability and deferred revenue” are the non-current portion of deferred revenue in the amount of $0.9 million as of March 31, 2014 and December 31, 2013.

(**) No amounts included in “Other” exceed 10% of total current liabilities.

11. Segment information

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

Information about revenue, profit and assets

The CODM evaluates performance and allocates resources based on net revenue and gross profit of each segment. For purposes of analyzing segments, gross profit of the multi-currency processing services segment is equal to net revenue less multi-currency cost of sales of $0.6 million and $0.4 million, which is included in “processing and services costs” for the three months ended March 31, 2014 and 2013, respectively.  The gross profit for the payment processing services segment includes net revenue of the segment less the cost of revenue component “payment processing services fees”, which includes interchange and card network fees and assessments. Net revenue and gross profit by geographical region is based upon where the transaction originated. Lastly, the Company does not evaluate performance or allocate resources using segment asset data.  Long-lived assets are primarily located in North America and Europe and as of March 31, 2014 and December 31, 2013, long-lived asset amounts are $10.2 million and $10.3 million, respectively.

The Company conducts its business primarily in three geographical regions: Asia Pacific (“APAC”), the Americas, and Central Europe, Middle East and Africa (“CEMEA”). The following table provides revenue concentration by geographic region. Analysis of revenue by segment and geographical region and reconciliations to consolidated revenue and gross profit are as follows:

	Three months ended March 31,
	2014	2013
Net Revenue:
APAC	$3,886,007	$3,716,672
Americas	1,210,806	1,461,101
CEMEA	2,341,622	2,652,956
Total multi-currency processing services revenue	7,438,435	7,830,729
Payment processing services revenue	3,736,682	4,255,334
Net revenue	$11,175,117	$12,086,063
Gross Profit:
APAC	$3,858,140	$3,684,004
Americas	1,178,702	1,436,166
CEMEA	1,803,744	2,269,054
Total multi-currency processing services gross profit	6,840,586	7,389,224
Payment processing services gross profit	1,217,861	1,453,045
Total gross profit	$8,058,447	$8,842,269

Payment processing service revenue and gross profit is the result of transactions that primarily originated in the Americas and no individual customer of the payment processing segment was greater than 10% of segment revenue.

Concentration of revenue by customer by geographical region:

	Three months ended March 31,
	2014	2013
Multi-currency processing services revenue:
APAC:
Customer A	64%	66%
Americas:
Customer E	23	28
Customer F	26	36
Customer G	11	*
CEMEA:
Customer C	61	79
Customer H	39	21

(*)                                 Less than 10% revenue concentration.

12. Restructuring charges

In 2014, the Company initiated a realignment of its workforce aimed at achieving greater operational efficiencies.  The Company reduced its workforce by 19 people, or 10% of its total employees, including senior-level positions.  As a result of the realignment, the Company incurred total restructuring charges during the three months ended March 31, 2014 of approximately $0.6 million.

The table below sets forth the cash components and activity associated with the realignment of workforce and business for the three months ended March 31, 2014:

	Balance as of January 1, 2014	Charges	Cash Payments	Balance as of March 31, 2014
Severance and benefits	$—	$523,054	$141,438	$381,616
Legal expenses	—	40,549	14,198	26,351
Total restructuring charges	$—	$563,603	$155,636	$407,967

*****

Item 2. Management’s discussion and analysis of financial condition and results of operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 7, 2014. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Business overview

We believe Planet Payment is a leading provider of international payment and transaction processing and multi-currency processing services. We provide our services to approximately 67,000 active merchant locations in 23 countries and territories across the Asia Pacific region, the Americas, the Middle East, Africa and Europe, primarily through our acquiring bank and processor customers, as well as through our own direct sales force. Our point-of-sale and e-commerce services help merchants sell more goods and services to consumers and, together with our ATM services, enable our acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels.

To ensure our long-term success and the success of our customers:

•                  we invest in new services and in enhancing our processing platform to facilitate more convenient and innovative payment methods as well as the processing of non-financial transactions such as mobile telephone top-up.

•                  we continually work to improve the speed, efficiency, security and performance of our platform and our payments and transaction processing services to enhance the reliability of our global processing infrastructure and protect the security of cardholder information.

Key trends

Our financial results have been and we believe will continue to be impacted by trends in the international payment processing industry, including the global shift toward electronic-based methods of payments and away from paper-based methods of payment, the increasing levels of international travel and commerce and the rapid adoption of e-commerce on a global scale. Our results are impacted by the changes in levels of international spending using electronic methods, and as a result, negative trends in the global economy may negatively impact the growth in total transaction volume processed using our platform. Since 2008, the global economy has been undergoing a period of economic uncertainty and stock markets are experiencing high levels of volatility, and it is difficult to predict how long this uncertainty and volatility will continue.

Despite these negative macro-economic trends, we plan to grow our business by increasing the use of our services by the merchants of our existing and future acquiring bank and processor customers. If we are successful in increasing our share of this currently addressable market, as well as by adding new acquiring bank and processor customers and expanding into new geographies and business sectors, we would expect our revenue to continue to grow. In addition, based on the positive trends in the international payment processing industry noted above, we anticipate that as and when more payments are made using electronic methods, such as those that we offer, our revenue would also increase.

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

The following is a table consisting of non-GAAP financial measures and certain other business statistics that management monitors:

	Three months ended March 31,
	2014	2013
KEY METRICS:
Consolidated gross billings(1)	$31,832,572	$32,501,926
Total settled dollar volume processed(2)	$1,995,274,708	$1,700,103,417
Adjusted EBITDA (non-GAAP)(3)	$882,214	$1,379,978
Capitalized expenditures	$531,605	$1,014,575
Total active merchant locations (at period end)(4)	67,112	41,930
Total settled transactions processed(5)	23,990,910	13,178,805
Multi-currency processing services key metrics:
Active merchant locations (at period end)(4)	24,504	22,503
Settled transactions processed(6)	3,171,691	3,043,970
Gross foreign currency mark-up(7)	$28,095,890	$28,246,592
Settled dollar volume processed(8)	$680,570,444	$697,866,524
Average net mark-up percentage on settled dollar volume processed(9)	1.09%	1.12%
Payment processing services key metrics:
Active merchant locations (at period end)(4)	42,631	19,447
Payment processing services revenue(10)	$3,736,682	$4,255,334
Settled transactions processed(11)	20,819,219	10,134,835
Settled dollar volume processed(12)	$1,314,704,264	$1,002,236,893

(1)                                 Represents gross foreign currency mark-up (see footnote 7) plus payment processing services revenue (see footnote 10).

(2)                                 Represents total settled dollar volume processed through both our multi-currency and payment processing services.

(3)                                 We define Adjusted EBITDA as GAAP net income (loss) adjusted to exclude (1) interest expense, (2) interest income, (3) provision for income taxes, (4) depreciation and amortization, (5) stock-based compensation expense and (6) certain other items management believes affect the comparability of operating results. Please see “—Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

(4)                                We consider a merchant location to be active as of a date if the merchant completed at least one revenue-generating transaction at the location during the 90-day period ending on such date. The total number of active merchant locations exceeds the total number of merchants, as merchants may have multiple locations. As of March 31, 2014 and 2013, there were 23 and 20 active merchant locations, respectively, included in both multi-currency and payment processing active merchant locations but are not included in total active merchant locations, in order to eliminate counting these locations twice.

(5)                                 Represents total settled transactions (excluding other transaction types such as authorizations and rate look-ups).

(6)                                 Represents settled transactions processed using our multi-currency processing services (excluding other transaction types such as authorizations and rate look-ups).

(7)                                 Represents the gross foreign currency mark-up amount on settled dollar volume processed using our multi-currency processing services. Gross foreign currency mark-up represents multi-currency processing services net revenue plus amounts paid to acquiring banks and their merchants associated with such multi-currency processing transactions. Management believes this metric is relevant because it provides the reader an indication of the gross mark-up derived from multi-currency transactions processed through our platform during a given period.  Refer to our segment disclosure in Note 11 of our condensed consolidated financial statements for information on our net revenue from multi-currency processing services.

(8)                                 Represents the total settled dollar volume processed using our multi-currency processing services.

(9)                                 Represents the average net foreign currency mark-up percentage earned on settled dollar volume processed using our multi-currency processing services. The average net mark-up percentage on settled dollar volume processed is calculated by taking the reported total multi-currency processing services net revenue ($7.4 million and $7.8 million for the three months ended March 31, 2014 and 2013, respectively) and dividing by settled dollar volume processed (see footnote 8).

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

Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income (loss) adjusted to exclude (1) interest expense, (2) interest income, (3) provision (benefit) for income taxes, (4) depreciation and amortization, (5) stock-based compensation expense and (6) certain other items management believes affect the comparability of operating results.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net (loss) income, our most directly comparable financial measure in accordance with GAAP:

	Three months ended March 31,
	2014	2013
ADJUSTED EBITDA:
Net (loss) income	$(779,290)	$371,916
Interest expense	16,170	13,146
Interest income	(175)	(212)
Benefit (provision) for income taxes	(6,010)	593
Depreciation and amortization	746,313	735,606
Stock-based compensation expense	275,991	258,929
Restructuring charges	629,215	—
Adjusted EBITDA (non-GAAP)	$882,214	$1,379,978

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

Geographic and customer concentration

We conduct our business primarily in three geographical regions: Asia Pacific, or APAC, the Americas, and Central Europe, Middle East and Africa, or CEMEA. The following table provides multi-currency processing services revenue concentration by geographical region. Revenue by region is based upon where the transaction originated. We conduct our payment processing services primarily in North America.

Analysis of revenue by segment and geographical region:

	Three months ended March 31,
	2014	2013
Revenue:
APAC	$3,886,007	$3,716,672
Americas	1,210,806	1,461,101
CEMEA	2,341,622	2,652,956
Total multi-currency processing services revenue	7,438,435	7,830,729
Payment processing services revenue	3,736,682	4,255,334
Net revenue	$11,175,117	$12,086,063

A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the three months ended March 31, 2014, subsidiaries of Global Payments, Inc. represented 22% of our revenue and Network International, LLC represented 13% of our revenue.

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

Restructuring charges.  The Company recorded restructuring charges in connection with a realignment of its workforce.  These charges primarily include employee severance and benefits.

Critical accounting policies and estimates

The discussion and analysis of our financial condition and results of our operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP.  These principles require us to make certain estimates and judgments that affect the reported amounts and the disclosure in our financial statements.  We base our estimates on historical experience, future trends and other assumptions we believe to be reasonable under the circumstances.  Because these accounting policies require significant judgment, our actual results may differ materially from our estimates.

Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates if unforeseen events occur or should the assumptions used in the estimation process differ from actual results. Management believes there have been no material changes to the critical accounting policies discussed in the section entitled “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of operations

The following tables set forth our condensed consolidated results of operations for the periods presented and as a percentage of our net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three months ended March 31,
	2014		2013
		% of		% of
	$ amount	revenue	$ amount	revenue
Revenue:
APAC	$3,886,007	34.8%	$3,716,672	30.8%
Americas	1,210,806	10.8	1,461,101	12.1
CEMEA	2,341,622	21.0	2,652,956	21.9
Total multi-currency processing services revenue	7,438,435	66.6	7,830,729	64.8
Payment processing services revenue	3,736,682	33.4	4,255,334	35.2
Net revenue	11,175,117	100.0	12,086,063	100.0
Operating expenses:
Cost of revenue:
Payment processing services fees	2,518,821	22.5	2,802,289	23.2
Processing and service costs	3,714,593	33.2	3,175,647	26.3
Total cost of revenue	6,233,414	55.7	5,977,936	49.5
Selling, general and administrative expenses	5,081,793	45.5	5,722,684	47.3
Restructuring charges	629,215	5.6	—	—
Total operating expenses	11,944,422	106.8	11,700,620	96.8
(Loss) income from operations	(769,305)	(6.8)	385,443	3.2
Other (expense) income:
Interest expense	(16,170)	(0.1)	(13,146)	(0.1)
Interest income	175	0.0	212	0.0
Total other expense, net	(15,995)	(0.1)	(12,934)	(0.1)
(Loss) income before provision for income taxes	(785,300)	(6.9)	372,509	3.1
Benefit (provision) for income taxes	6,010	0.1	(593)	(0.0)
Net (loss) income	$(779,290)	(6.8)%	$371,916	3.1%

Comparison of the three months ended March 31, 2014 and 2013

Revenue

	Three months ended March 31,		Variance
	2014	2013	Amount	Percent
APAC	$3,886,007	$3,716,672	$169,335	5%
Americas	1,210,806	1,461,101	(250,295)	(17)
CEMEA	2,341,622	2,652,956	(311,334)	(12)
Total multi-currency processing services revenue	7,438,435	7,830,729	(392,294)	(5)
Payment processing services revenue	3,736,682	4,255,334	(518,652)	(12)
Net revenue	$11,175,117	$12,086,063	$(910,946)	(8)

Net revenue decreased $0.9 million, or 8%, to $11.2 million for the three months ended March 31, 2014 from $12.1 million for the three months ended March 31, 2013.  The quarter over quarter decrease in revenue was primarily due to a decrease in multi-currency settled dollar volume processed, a decrease in the average net mark-up percentage on settled dollar volume processed for our multi-currency processing services and a decrease in our payment processing services revenue.  These changes are described below.

Multi-currency processing services revenue

APAC multi-currency processing services revenue.  APAC multi-currency processing services revenue increased $0.2 million, or 5%, to $3.9 million for the three months ended March 31, 2014 from $3.7 million for the three months ended March 31, 2013. The increase in APAC multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three months ended March 31,		Variance
	2014	2013	Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	12,817	11,804	1,013	9%
APAC multi-currency processing settled transactions processed	1,436,688	1,298,779	137,909	11
APAC multi-currency processing gross foreign currency mark-up	$15,378,330	$14,525,542	$852,788	6
APAC multi-currency processing settled dollar volume processed	$359,193,391	$344,210,148	$14,983,243	4
APAC average net mark-up % on settled dollar volume processed	1.08%	1.08%	0.00%	0

The 4% increase in settled dollar volume processed resulted in a $0.2 million increase to revenue.  The increase in settled dollar volume processed was primarily due to the 9% increase in active merchant locations.

Americas multi-currency processing services revenue.  Americas multi-currency processing services revenue decreased $0.3 million, or 17%, to $1.2 million for the three months ended March 31, 2014 from $1.5 million for the three months ended March 31, 2013.  The decrease in Americas multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three months ended March 31,		Variance
	2014	2013	Amount	Percent
Americas multi-currency processing active merchant locations (at period end)	3,090	3,622	(532)	(15)%
Americas multi-currency processing settled transactions processed	554,931	731,513	(176,582)	(24)
Americas multi-currency processing gross foreign currency mark-up	$2,664,432	$3,280,947	$(616,515)	(19)
Americas multi-currency processing settled dollar volume processed	$69,957,483	$97,447,957	$(27,490,474)	(28)
Americas average net mark-up % on settled dollar volume processed	1.73%	1.50%	0.23%	15

The 28% decrease in settled dollar volume processed resulted in a $0.5 million decrease to revenue partially offset by a 15% increase in our average net mark-up percentage on settled dollar volume processed, which resulted in a $0.2 million increase to revenue. The primary reason for the decrease in settled dollar volume processed is due to a decrease in volume for a specific currency and certain retail merchants.  The primary reason for the increase in our average net mark-up percentage on settled dollar volume processed was due to customer and product mix.

CEMEA multi-currency processing services revenue. CEMEA multi-currency processing services revenue decreased $0.3 million, or 12%, to $2.3 million for the three months ended March 31, 2014 from $2.7 million for the three months ended March 31, 2013.  The decrease in CEMEA multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three months ended March 31,		Variance
	2014	2013	Amount	Percent
CEMEA multi-currency processing active merchant locations (at period end)	8,597	7,077	1,520	21%
CEMEA multi-currency processing settled transactions processed	1,180,072	1,013,678	166,394	16
CEMEA multi-currency processing gross foreign currency mark-up	$10,053,128	$10,440,103	$(386,975)	(4)
CEMEA multi-currency processing settled dollar volume processed	$251,419,570	$256,208,419	$(4,788,849)	(2)
CEMEA average net mark-up % on settled dollar volume processed	0.93%	1.04%	(0.11)%	(10)

The 10% decrease in average net mark-up percentage on settled dollar volume processed resulted in a $0.3 million decrease to revenue.  This decrease is primarily a result of customer and pricing mix. Impacting volume was the temporary deactivation of a number of merchants that are being migrated to a new device to ensure compliance and improve the flow of the Pay In Your Currency transactions.

Payment processing services revenue

Payment processing services revenue is primarily earned from transaction processing services for customers in North America.  Payment processing services revenue decreased $0.5 million, or 12%, to $3.7 million for the three months ended March 31, 2014 from $4.3 million for the three months ended March 31, 2013.  The decrease was primarily due to a decrease in professional services fees recognized in the three months ended March 31, 2013.

Cost of revenue

	Three months ended March 31,		Variance
	2014	2013	Amount	Percent
Payment processing services fees	$2,518,821	$2,802,289	$(283,468)	(10)%
Processing and service costs	3,714,593	3,175,647	538,946	17
Total cost of revenue	$6,233,414	$5,977,936	$255,478	4

Payment processing service fees

The decrease in payment processing service fees of $0.3 million, or 10%, to $2.5 million for the three months ended March 31, 2014 from $2.8 million for the three months ended March 31, 2013 is a direct result of the decrease in payment processing service revenue.

Processing and service costs

The increase in processing and service costs of $0.5 million, or 17%, to $3.7 million for the three months ended March 31, 2014 from $3.2 million for the three months ended March 31, 2013 was primarily the result of an increase of $0.2 million in multi-currency referral commissions earned by third party agents for new multi-currency customers and an increase in salary and compensation and related benefit costs of $0.3 million, which are primarily due to technology headcount additions to support the growth in our existing business and launches into new markets.

Selling, general and administrative expenses

	Three months ended March 31,		Variance
	2014	2013	Amount	Percent
Selling, general and administrative expenses	$5,081,793	$5,722,684	$(640,891)	(11)%

Selling, general and administrative decreased $0.6 million, or 11%, to $5.1 million for the three months ended March 31, 2014 from $5.7 million for the three months ended March 31, 2013.  The decrease in selling, general and administrative expenses was primarily due to a decrease in salary compensation and related benefits of $0.4 million and a decrease to professional fees of $0.1 million.

Restructuring charges

The Company recorded $0.6 million of restructuring charges in connection with a realignment of its workforce during the three months ended March 31, 2014.  These charges primarily include employee severance and benefits.

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

Sources of liquidity

As of March 31, 2014, we had approximately $5.7 million in cash and cash equivalents of which we had $3.7 million in cash held by foreign subsidiaries. Currently, if we were to repatriate cash held by our foreign subsidiaries, to the extent that such repatriation was a taxable event, we could utilize a portion of our $70.4 million net operating loss carryforward to offset the tax obligation, so that no U.S. tax liability would arise. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Capital expenditures

Our capital expenditures related to property and equipment, software development costs, and intangible assets were $0.5 million in the first three months of 2014.  The 2014 capital expenditures were primarily attributable to our investment in the business primarily through capital expenditures for network infrastructure and investments in software development and equipment.

Cash flows

	Three months ended March 31,
	2014	2013
Cash used in operating activities	$(626,927)	$(76,886)
Cash used in investing activities	(700,946)	(703,506)
Cash provided by financing activities	464,650	15,075

Operating activities

Cash used in operating activities during the three months ended March 31, 2014 was $0.6 million, comprising $0.3 million of cash generated by operations and a net decrease in our operating assets and liabilities of $0.9 million. This net decrease in our operating assets and liabilities of $0.9 million primarily consisted of a $1.5 million decrease in due to merchants, a $1.1 million decrease in accounts payable and accrued expenses and a $0.1 million increase in security deposits and other assets. These increases were partially offset by a $1.5 million decrease in settlement assets and a $0.3 million decrease in receivables, prepaid expenses and other assets. Cash generated by operations of $0.3 million was inclusive of net loss of $0.8 million and total non-cash charges of $1.1 million. Significant non-cash adjustments to net loss primarily include depreciation and amortization expense of $0.7 million and stock option expense of $0.3 million.

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

Investing activities

Cash used in investing activities for the three months ended March 31, 2014 was $0.7 million, which was attributable to a $0.5 million investment in the business through capital expenditures for network infrastructure and investments in software development and a $0.2 million increase in restricted cash.

Cash used in investing activities for the three months ended March 31, 2013 was $0.7 million, which was primarily attributable to our investment in the business through capital expenditures for network infrastructure and investments in software development and tenant improvements at our corporate office following Hurricane Sandy.

Financing activities

Cash provided by financing activities for the three months ended March 31, 2014 was $0.5 million, comprising of $0.6 million in proceeds from option exercises offset by $0.1 million in capital lease payments.

Cash used in financing activities for the three months ended March 31, 2013 primarily consisted of $0.1 million in proceeds from option exercises offset by $0.1 million in capital lease payments.

Contractual obligations and commitments

As of March 31, 2014, there were no material changes in our contractual obligations and commitments as disclosed in our financial statements for the year ended December 31, 2013 except that there is no longer include a commitment to pay severance in the amount of $0.4 million to Philip Beck as of March 31, 2014, following his employment termination in February 2014, and all amounts due to Mr. Beck under his separation agreement are included in selling, general and administrative expenses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We had cash and cash equivalents totaling $5.7 million and $6.6 million as of March 31, 2014 and December 31, 2013, respectively.  The cash and cash equivalents are held for working capital purposes. We did not have any derivative financial instruments as of March 31, 2014 and December 31, 2013. We are not exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates given the historic low levels of interest being earned on the short-term fixed-rate cash operating accounts.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this Quarterly Report on form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We currently have no material legal proceedings pending against us.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q, in considering our business and prospects. Our business operating results, financial condition or prospects could be materially and adversely affected by any of these risks and uncertainties.  In that case, the trading price of our common stock could decline and you might lose all or part of your investment.  The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

Risks related to our business and industry

We have a history of losses and may not achieve profitability in the future.

For the three months ended March 31, 2014 and the year ended December 31, 2013, we had a net loss of $(0.8) million and net income $22,006, respectively.  We have incurred losses since our inception, except in 2013 and 2011.  As a result, we had an accumulated deficit of $82.7 million as of March 31, 2014.

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

A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the year ended December 31, 2013 and the three months ended March 31, 2014, subsidiaries of Global Payments Inc. represented 21% and 22% of our net revenue, respectively, and Network International, LLC represented 12% and 13% of our net revenue, respectively. Our contractual arrangements with these customers do not obligate them to offer our services and may not dictate the timing of implementation. Additionally, if these customers lose merchants or if their merchants do not use our services, then our revenue will decrease.

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

Also, we collaborate with service providers that facilitate the provision of our services, technology and service providers to the electronic payments industry, including point-of-sale system providers, such as e- commerce gateways, terminal manufacturers and other processors that have certified their solutions to our platform. These third parties include acquiring banks, processors and merchants, each of which could be a customer, as well as a supplier, in addition to commercial communications providers. If these service providers fail to perform in accordance with the requirements of the technological specifications necessary for us to provide our services to our customers, it could result in our failure to provide our services in accordance with our contracts, potentially exposing us to liability to our customers. In these cases, we may have to rely on an indemnity or other contractual obligation from the service provider in order to avoid ultimate liability or suffering damages. However, due to the inherent risk of litigation, such indemnity or other obligation may not prove to be enforceable against the service provider, or even if favorable judgment is obtained, the service provider may not have the financial ability to meet its obligations, thereby exposing us to bearing the burden of the loss.

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

Our future success will also depend on our ability to attract, retain and motivate highly skilled personnel who have experience with our operations, the rapidly changing transaction processing industry, and the selected markets in which we offer our services. Competition for these types of personnel is intense, particularly in the New York metro area, where our headquarters are located. Additionally, we have significant operations abroad, including developing countries, and attracting and retaining highly skilled personnel with the necessary experience in these locations may be difficult.

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

In addition, some card issuing banks impose a fee on consumers for any foreign transaction, irrespective of the currency in which it occurred. Where this occurs, the consumer will pay the card issuing bank an extra fee on a foreign transaction in addition to any margin reflected by us in the cost of the converted amount for our Pay In Your Currency service. This additional cost, and other efforts by the card issuing banks to discourage consumers from utilizing our services, may adversely affect consumers’ willingness or ability to use our services.

We are subject to international business uncertainties.

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention. Historically, a significant majority of our revenue has been generated from international customers, including international customers of North American merchants. For example, in 2013, we generated 64% of our net revenue internationally and 36% in the United States and for the three months ended March 31, 2014, we generated 71% of our net revenue internationally and 29% in the United States.  International revenue and operations may be subject to risks such as:

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

We conduct significant operations, including through subsidiaries and a branch office, and generate a significant portion of our revenue, in the People’s Republic of China, or China, as well as Hong Kong and Macau, which are special administrative regions of China.

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

A significant portion of our net revenue is derived from five countries and territories. For the year ended December 31, 2013, we derived 36%, 17%, 16%, 6% and 5% of our net revenue, from the United States, the United Arab Emirates, Hong Kong, Canada and China, respectively, and for the three months ended March 31, 2014, we derived 29%, 21%, 15%, 6% and 5% of our net revenue, from the United States, the United Arab Emirates, Hong Kong, Canada and China, respectively. We expect that a limited number of countries and territories will continue to account for a significant portion of our net revenue in future periods. If any of these countries or territories are affected by acts of terrorism, natural disasters, such as Hurricane Sandy, which hit the East Coast of the United States in October 2012, the effects of climate change, outbreaks of diseases or other significant adverse changes, cross-border travel to these countries and territories could decline, which could adversely affect our business, financial condition and results of operations.

Adverse changes in general economic or political conditions in any of the major countries or territories in which we do business could adversely affect our operating results.

Our business can be affected by a number of factors that are beyond our control, such as general geopolitical, economic, and business conditions. As a result of the continuing global economic uncertainty, concerns over the downgrade of U.S. sovereign debt and monetary and financial uncertainties in Europe and other regions, international travel and spending may be reduced. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, or the magnitude of any changes in geopolitical or economic conditions and the affect they would have on our business. Continuing economic uncertainty or a further weakening in the global economy may reduce the number of settled transactions and dollar volumes processed and, as a result, reduce our revenue.

Additionally, we generate a significant amount of our revenue from cross- border transactions. Thus, revenue from processing cross-border transactions for our customers fluctuates with cross-border travel and the need for transactions to be converted into a different currency. Cross-border travel may be adversely affected by world geopolitical, economic and other conditions. These include the threat of terrorism, natural disasters, the effects of climate change, outbreaks of diseases and political unrest, such as the demonstrations in 2013 in Brazil and other countries. A decline in cross-border travel could adversely affect our revenue. A decline in the need for conversion of currencies might also adversely affect our revenue and profitability.

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

In the global e-commerce payment space, our Shop In Your Currency service and iPAY Gateway, or iPAY, compete with several international online payment service providers, including CyberSource Corporation, a subsidiary of Visa, MasterCard International Gateway Services, or MIGS, PayPal, Inc., Borderfree, Inc. (formerly known as FiftyOne, Inc.), GlobalCollect, WorldPay (UK) Limited, and Payvision. In the United States, we compete against acquiring banks offering multi-currency processing solutions to online merchants, including Chase Paymentech and Bank of America. In the Asia Pacific region, we compete against regional providers, including AsiaPay Limited, Joint Electronic Teller Services Ltd., or JETCO, and eNETS Pte Ltd, but also support MIGS. Our iPAY service competes with them based on the specialized multi-currency solutions we offer. We also work cooperatively with several payment gateway providers to offer Shop In Your Currency services online, including RocketGate, USAePAY and Plug’n Pay.

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

We have substantially expanded our overall business, customer base, employee headcount and operations in recent periods both domestically and internationally. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. In particular, we provided our services to approximately 17,000 active merchant locations in 16 countries and territories as of December 31, 2010, approximately 61,000 active merchant locations in 22 countries and territories as of December 31, 2013 and approximately 67,000 active merchant locations in 23 countries and territories as of March 31, 2014. Our growth strategy contemplates further increasing the number of our customers and active merchant locations, however, the rate at which we have been able to establish relationships with our customers and active merchant locations in the past may not be indicative of the rate at which we will be able to do so in the future.

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

•                  seasonality in the use of our services, as our revenue has historically been seasonal with the third quarter of our year traditionally having the lowest revenue compared to the other quarters and the fourth quarter traditionally having the highest revenue;

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

Our revenue has historically been seasonal with the third quarter of our year traditionally having less revenue compared to the other fiscal quarters. Increased international travel and spending by consumers around the holiday season during the fourth quarter of the year have resulted in our fourth quarter having relatively higher revenue than our other quarters. Our seasonal volumes and revenue trends could change from those we have historically experienced upon our entry into new geographies.

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

We perform currency conversion data processing services, which involves processing and accounting for payments in multiple currencies. The currency conversion underlying such services is presently carried out through the card associations and certain acquiring banks with different exchange rates being applied to a transaction on authorization and subsequent settlement. In most cases, we may have exposure to between one and three days of currency exchange risk. Daily fluctuations will occur in the rate of exchange of the various currencies for which we offer multi-currency payment processing. These fluctuations may be favorable or adverse. Although there can be no guarantee that future fluctuations will match events to date, our analysis of these variations over an extended period of years indicates that variations over the short run have been substantially less than the margin that we charge for multi- currency payment processing transactions, and over the long run to date, the average variation has been nominal. In most cases, we share revenue with acquiring banks and processors and merchants after taking into account foreign exchange fluctuations, and therefore the risk is borne proportionately by us and the other parties participating in these transactions. Although we do not currently engage in hedging or other techniques to minimize exposure to currency exchange risk, we may decide to do so in the future as international transactional volume increases, and such techniques would introduce additional risks, including the risk that a counterparty may be unable to fulfill its obligations to us under such contracts.

Additionally, in the future, it is possible that an increasing proportion of our revenue will be received in non-U.S. currencies that may be subject to foreign currency risk as international currencies fluctuate relative to the value of the U.S. Dollar. Resulting exchange gains and losses are included in our net (loss) income. This may give rise to an exchange risk against the U.S. Dollar upon repatriation of foreign currency earnings or upon consolidation for financial account purposes. We will consider strategies for managing and hedging such risks once the volume of foreign earnings reaches certain threshold levels. Furthermore, we may become subject to exchange control regulations that might restrict or prohibit the conversion of its revenue currencies into U.S. Dollars or other freely tradable currencies. The occurrence of any of these factors could adversely affect our business, financial condition and results of operations.

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

As of March 31, 2014, we had two patents issued and one patent application pending in the United States, and multiple issued patents in Australia, India, Indonesia, New Zealand, the Philippines, Singapore, South Africa and Sri Lanka and patent applications pending in several other jurisdictions, all of which are counterparts to our patent and patent applications in the United States. We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them. In addition, third parties could claim invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012. We will remain an “emerging growth company” until the earliest of (i) the last fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of an initial public offering of our equity securities; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three year period; and (iv) the date on which we are deemed to be a “large accelerated filer.”. For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and at the time we cease to be an emerging growth company, we will be required to provide attestation that we maintain effective disclosure controls and procedures by our registered public accounting firm. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to implement and maintain effective internal control also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports filed with the SEC under Section 404(a) of the Sarbanes- Oxley Act or the annual auditor attestation reports regarding effectiveness of our internal controls over financial reporting that we will be required to include in our periodic reports filed with the SEC, beginning for our year ending December 31, 2017, unless, under the Jumpstart Our Business Startups Act, we meet certain criteria that would require such reports to be included prior to then, under Section 404(b) of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of shares of our common stock.

In order to maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting going forward, we will need to expend significant resources and provide significant management oversight. There is a substantial effort involved in continuing to implement appropriate processes, document our system of internal control over relevant processes, assess their design, remediate any deficiencies identified and test their operation. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results and financial condition. These efforts will also involve substantial accounting- related costs. Prior to becoming subject to the Exchange Act in December 2012, we were not required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner, particularly if material weakness or significant deficiencies persist.

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

We are subject to taxation by various jurisdictions on our net (loss) income or fees charged to customers for our services. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Additionally, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to continue or purchase our services and solutions in the future. If we are unable to pass these tax expenses on to our customers, our costs will increase, reducing our earnings. Any or all of these events could adversely impact our business and financial performance.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of listed companies. The market price of our common stock, like the securities of many other technology companies, fluctuates over a wide range, and will continue to be highly volatile in the future. From January 1, 2013 to March 31, 2014, the closing price of our common stock on The NASDAQ Global Market ranged from $2.11 to $3.95 per share. Stock prices of many newly public companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, financial condition and results of operations.

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

The price of shares of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. As of April 30, 2014, we had 61,711,257 shares of common stock outstanding (which includes 54,860,113 shares of common stock outstanding and 6,851,144 shares of common stock issuable upon the conversion of preferred stock).

The holders of up to an aggregate of 6,768,874 shares of our common stock (which includes shares of our Series A Preferred Stock on an as-converted to common stock basis) outstanding as of April 30, 2014 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

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

Our directors, executive officers, principal stockholders and their respective affiliates have substantial control over us and could delay or prevent a change in corporate control.

As of April 30, 2014, our directors, executive officers and holders of more than 5% of our common stock (which includes preferred stock on an as converted to common stock basis), together with their respective affiliates, beneficially own, in the aggregate, 39% of our outstanding capital stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of shares of our common stock by:

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

101*

Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, (v) the unaudited Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity and Comprehensive (Loss) Income and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

PLANET PAYMENT, INC.
(Registrant)

Dated: May 12, 2014	By:	/S/ CARL J. WILLIAMS
Carl J. Williams
Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2014	By:	/S/ ROBERT J. COX III
Robert J. Cox III
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filing	Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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