Form 10-Q
period 2014-06-30
Planet Payment Inc
filed 2014-08-11
CIK 1362925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014 there were 55,370,017 shares of the registrant’s common stock outstanding.

Planet Payment, Inc.

Report on Form 10-Q

For the Quarterly Period Ended June 30, 2014

Planet Payment®, iPAY® and Pay in Your Currency® and our logo are registered trademarks of Planet Payment and Shop in Your Currency ™ is an additional trademark of Planet Payment. All other service marks, trademarks and trade names appearing in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Planet Payment, Inc.

Condensed Consolidated Balance Sheets

	As of June 30,	As of December 31,
	2014	2013
	(unaudited)
Current assets:
Cash and cash equivalents	$7,336,577	$6,572,468
Restricted cash	4,293,638	3,471,023
Accounts receivable, net of allowances of $0.2 million as of June 30, 2014 and December 31, 2013	5,980,520	6,016,296
Prepaid expenses and other assets	1,486,307	1,457,660
Total current assets	19,097,042	17,517,447
Other assets:
Restricted cash	566,161	446,044
Property and equipment, net	2,313,899	2,198,640
Software development costs, net	4,839,704	4,904,415
Intangible assets, net	2,562,114	2,820,909
Goodwill	358,986	362,063
Security deposits and other assets	2,345,390	2,141,620
Total other assets	12,986,254	12,873,691
Total assets	$32,083,296	$30,391,138
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$408,523	$585,604
Accrued expenses	3,626,931	5,032,620
Due to merchants	3,787,708	3,018,900
Current portion of capital leases	511,779	466,010
Total current liabilities	8,334,941	9,103,134
Long-term liabilities:
Long-term portion of capital leases and deferred revenue	1,785,759	1,432,513
Total long-term liabilities	1,785,759	1,432,513
Total liabilities	10,120,700	10,535,647
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock— 10,000,000 shares authorized as of June 30, 2014 and December 31, 2013, $0.01 par value: Series A— 2,243,750 issued and outstanding as of June 30, 2014 and December 31, 2013; $8,975,000 aggregate liquidation preference	22,438	22,438
Common stock—250,000,000 shares authorized as of June 30, 2014 and December 31, 2013, $0.01 par value, and 55,355,794 and 55,037,488 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	553,557	550,375
Additional paid-in capital	102,425,454	101,038,685
Accumulated other comprehensive income	122,261	135,231
Accumulated deficit	(81,161,114)	(81,891,238)
Total stockholders’ equity	21,962,596	19,855,491
Total liabilities and stockholders’ equity	$32,083,296	$30,391,138

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue:
Net revenue	$11,884,605	$11,764,663	$23,059,722	$23,850,726
Operating expenses:
Cost of revenue:
Payment processing services fees	2,374,857	2,748,935	4,893,678	5,551,224
Processing and service costs	3,245,321	3,178,655	6,959,914	6,354,302
Total cost of revenue	5,620,178	5,927,590	11,853,592	11,905,526
Selling, general and administrative expenses	4,502,977	5,448,955	9,584,770	11,171,639
Restructuring charges	53,752	—	682,967	—
Total operating expenses	10,176,907	11,376,545	22,121,329	23,077,165
Income from operations	1,707,698	388,118	938,393	773,561
Other income (expense):
Interest expense	(15,816)	(15,765)	(31,986)	(28,911)
Interest income	288	312	463	524
Other income	16,949	—	16,949	—
Total other income (expense), net	1,421	(15,453)	(14,574)	(28,387)
Income before provision for income taxes	1,709,119	372,665	923,819	745,174
Provision for income taxes	(199,705)	(67,974)	(193,695)	(68,567)
Net income	$1,509,414	$304,691	$730,124	$676,607
Basic net income per share applicable to common stockholders	$0.02	$0.01	$0.01	$0.01
Diluted net income per share applicable to common stockholders	$0.02	$0.00	$0.01	$0.01
Weighted average common stock outstanding (basic)	53,802,936	52,832,451	53,621,071	52,805,938
Weighted average common stock outstanding (diluted)	54,767,440	54,570,476	55,288,195	54,672,972

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc. Condensed

Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net income	$1,509,414	$304,691	$730,124	$676,607
Foreign currency translation adjustment	(57)	33,548	(12,970)	(78,338)
Total comprehensive income	$1,509,357	$338,239	$717,154	$598,269

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$730,124	$676,607
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	585,793	548,956
Depreciation and amortization expense	1,477,297	1,405,036
Provision for doubtful accounts	3,248	230,644
Disposal of property and equipment	—	4,979
Gain on insurance settlement	—	(301,281)
Changes in operating assets and liabilities:
Decrease in settlement assets	1,291,208	465,071
Decrease (increase) in accounts receivables, prepaid expenses and other current assets	3,881	(97,700)
Increase in security deposits and other assets	(203,770)	(345,503)
Decrease in accounts payable and accrued expenses	(1,289,370)	(1,563,329)
Decrease in due to merchants	(1,345,015)	(611,430)
Other	6,611	(39,164)
Net cash provided by operating activities	1,260,007	372,886
Cash flows from investing activities:
Insurance proceeds	—	401,281
Increase in restricted cash	(2,233,940)	—
Increase in merchant reserves	2,113,823	—
Purchase of property and equipment	(87,681)	(684,667)
Capitalized software development	(718,593)	(807,027)
Purchase of intangible assets	(81,453)	(59,287)
Net cash used in investing activities	(1,007,844)	(1,149,700)
Cash flows from financing activities:
Proceeds from the issuance of common stock	782,598	292,202
Principal payments on capital lease obligations	(270,652)	(203,874)
Net cash provided by financing activities	511,946	88,328
Effect of exchange rate changes on cash and cash equivalents(*)	—	—
Net increase (decrease) in cash and cash equivalents	764,109	(688,486)
Beginning of period	6,572,468	6,002,457
End of period	$7,336,577	$5,313,971
Supplemental disclosure:
Cash paid for:
Interest	$32,552	$31,146
Income taxes	396,692	201,946
Non-cash investing and financing activities:
Assets acquired under capital leases	$287,275	$464,729
Accrued capitalized hardware, software and fixed assets	88,992	63,507
Capitalized stock-based compensation	21,560	27,669

(*)                                 For the six months ended June 30, 2014 and 2013, the effect of exchange rate changes on cash and cash equivalents was inconsequential.

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Business description and basis of presentation

Business description

Planet Payment, Inc. together with its wholly owned subsidiaries (“Planet Payment,” the “Company,” “we,” or “our”) is a provider of international payment and transaction processing and multi-currency processing services. The Company provides its services to approximately 80,000 active merchant locations in 23 countries and territories across the Asia Pacific region, the Americas, the Middle East, Africa and Europe, primarily through its acquiring bank and processor customers, as well as through its own direct sales force.  The Company provides banks and their merchants with innovative services to accept, process and reconcile electronic payments.  The Company’s point-of-sale and e-commerce services are integrated within the payment card transaction process enabling its acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels.  The Company’s ATM services provide its domestic and international acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction.  The Company also offers non-financial transaction processing services that allow merchants to offer a range of commercial services including pre-paid mobile phone top-up, bill payments and insurance premium payments, using the same point-of-sale devices deployed to accept payment cards.  The Company is a registered third party processor with the major card associations and operates in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

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

Unaudited consolidated interim financial information

The accompanying unaudited condensed consolidated interim financial statements as of June 30, 2014 and for the periods ended June 30, 2014 and 2013 have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the statement of operations, financial position and cash flows. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the interim period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  The December 31, 2013 balance sheet information has been derived from the audited financial statements at that date. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulation of the Securities and Exchange Commission, or SEC.

2. Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The new guidance includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers.  ASU 2014-09 will be effective January 1, 2017 and early application is not permitted.  The standard allows for either retrospective application to each reporting period presented or retrospective application with the cumulative effect of initially applying this update recognized at the date of initial application.  The Company is currently evaluating the effect ASU 2014-09 will have on the Company’s Consolidated Financial Statements and disclosures.

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

The Company’s accounts receivable concentrations of 10% and greater are as follows:

	As of June 30, 2014	As of December 31, 2013
Customer A	15%	22%
Customer B (*)	**	12
Customer C	**	13
Customer D	12	**

(*)                                 Customer is a sponsoring bank for certain merchants within the Company’s payment processing services. Customer B serves as an aggregator of merchant transactions and therefore, there is a concentration risk relating to receivables.  However, revenues are generated from individual merchants that individually do not exceed 10% of the Company’s revenue.

(**)                          Less than 10% accounts receivable concentration.

The Company’s revenue concentrations of 10% and greater are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Customer A	21%	20%	21%	20%
Customer C	10	13	11	15

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

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$1,509,414	$304,691	$730,124	$676,607
Amounts allocated to participating preferred stockholders under the two-class method	(170,325)	(34,890)	(82,389)	(77,477)
Net income applicable to common stockholders (basic and diluted)	$1,339,089	$269,801	$647,735	$599,130
Denominator:
Weighted average common stock outstanding (basic)	53,802,936	52,832,451	53,621,071	52,805,938
Common equivalent shares from options and warrants to purchase common stock	964,504	1,738,025	1,667,124	1,867,034
Weighted average common stock outstanding (diluted)(1)	54,767,440	54,570,476	55,288,195	54,672,972
Basic net income per share applicable to common stockholders	$0.02	$0.01	$0.01	$0.01
Diluted net income per share applicable to common stockholders(1)	$0.02	$0.00	$0.01	$0.01

(1)                                 In accordance with ASC 260-10-45-48 for the three and six months ended June 30, 2014 and 2013, the Company has excluded 1,236,119 and 915,000, respectively, of contingently issued restricted shares from diluted weighted average common stock outstanding as the contingencies (a) were not satisfied at the reporting date nor (b) would have been satisfied if the reporting date was at the end of the contingency period.

The following table sets forth the weighted average securities outstanding that have been excluded from the diluted net income per share calculation because the effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Stock options	3,737,421	3,532,291	2,375,051	2,592,282
Warrants	—	60,000	45,117	60,000
Convertible preferred stock(1)	6,851,144	6,851,144	6,851,144	6,851,144
Total anti-dilutive securities	10,588,565	10,443,435	9,271,312	9,503,426

(1)                               Diluted net income per share increases when convertible preferred stock is included in the required sequence in the diluted earnings per share computation. As such, convertible preferred stock is excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2014 and 2013.

5. Stock-based compensation expense and assumptions

During the first and second quarters of 2014, stock options granted to certain employees of the Company were 0.4 million and 0.1 million, respectively, with a grant fair value of $0.6 million and $0.2 million, respectively.  The actual number of shares that will be issued upon exercise of options is subject to the achievement of service-based vesting conditions.  Stock-based compensation expense is recorded on a straight line basis from the date of the grant over the requisite service period of 36 months.

During the second quarter of 2014, 0.3 million restricted stock performance awards with a grant fair value of $5,735 were granted to certain employees of the Company.  The final number of vested shares is subject to the achievement of certain market-based performance targets and vesting conditions.  Expense is recorded on a straight line basis from the date of the grant over the applicable service period of 17 months.

During the second quarter of 2014, 0.1 million restricted stock awards with a grant fair value of $0.2 million were granted to certain employees of the Company.  The final number of vested shares is subject to service-based vesting conditions.  Expense is recorded on a straight line basis from the date of the grant over the applicable service period of 36 months.

Stock-based compensation expense is measured at the grant date based on fair value and recognized as an expense over the requisite service period, net of an estimated forfeiture rate.

The following summarizes stock-based compensation expense recognized by income statement classification:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Processing and service costs	$62,400	$58,162	$126,310	$107,805
Selling, general and administrative expenses	212,269	231,865	424,350	441,151
Restructuring charges	—	—	35,133	—
Total stock-based compensation expense	$274,669	$290,027	$585,793	$548,956

The following summarizes stock-based compensation expense recognized by type:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Stock options	$202,809	$252,640	$420,392	$511,569
Restricted stock awards	71,860	37,387	165,401	37,387
Total stock-based compensation expense	$274,669	$290,027	$585,793	$548,956

6. Property and equipment

Property and equipment, net consist of the following:

	Estimated useful life (years)	As of June 30, 2014	As of December 31, 2013
Equipment	2 - 5	$947,763	$939,129
Computer hardware	3 - 5	2,829,634	2,493,658
Furniture and fixtures	5 - 7	195,581	182,562
Leasehold improvements	5 - 9	739,197	689,648
Total property and equipment, gross		4,712,175	4,304,997
Less: Accumulated depreciation and amortization		(2,398,276)	(2,106,357)
Property and equipment, net		$2,313,899	$2,198,640

Property and equipment depreciation and amortization expense is as follows:

	Three months ended June 30,		Six months ended June,
	2014	2013	2014	2013
Depreciation and amortization expense	$139,768	$152,730	$296,191	$271,491

7. Goodwill and intangible assets

The change in carrying amount of goodwill for the six months ended June 30, 2014 is as follows:

Goodwill, gross, as of December 31, 2013	$362,063
Impact of change in Euro exchange rate	(3,077)
Accumulated impairment losses as of June 30, 2014	—
Goodwill, net, as of June 30, 2014	$358,986

The entire goodwill balance is assigned to the payment processing services segment as this is the reporting unit expected to benefit from the synergies of the combination.

Intangible assets are recorded at estimated fair value and are amortized ratably over their estimated useful lives to processing and service costs, which are included in cost of revenue.

The gross book value, accumulated amortization and amortization periods of intangible assets were as follows:

	As of June 30, 2014			As of December 31, 2013			Amortization
	Gross book	Accumulated	Net book	Gross book	Accumulated	Net book	period
	value	amortization	value	value	amortization	value	(years)
Trademarks and patents	$1,197,406	$(366,349)	$831,057	$1,100,696	$(327,200)	$773,496	15
Technology	2,989,569	(1,258,512)	1,731,057	3,015,192	(967,779)	2,047,413	5
Intangible assets, net	$4,186,975	$(1,624,861)	$2,562,114	$4,115,888	$(1,294,979)	$2,820,909

Amortization expense related to intangible assets is as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Amortization expense	$168,164	$199,882	$339,455	$404,175

8. Commitments and contingencies

Employment agreements

Pursuant to employment agreements with certain employees, the Company had a commitment to pay severance of approximately $1.4 million and $2.0 million as of June 30, 2014 and December 31, 2013, respectively, in the event of termination without cause, as defined in the employment agreements. Additionally, in the event of termination upon a change of control, as defined in the employment agreements, the Company had a commitment to pay severance of approximately $1.5 million and $2.3 million as of June 30, 2014 and December 31, 2013, respectively.

Contingent liabilities

In instances where the Company is acting as the merchant acquirer, the Company bears a risk that a merchant may engage in fraud by submitting for payment certain credit card transactions that may have been manipulated, are fictitious, or are otherwise not bona fide. Similarly, the Company bears the risk that a merchant becomes insolvent, owing money to cardholders. To the extent that such fraud or insolvency occurs in circumstances where the Company is liable to make good any resultant losses, this could affect the Company’s operating results and cash flows. The Company has required certain merchants to post cash reserves of approximately $0.3 million with the sponsoring bank against such liabilities and has itself paid the sponsoring bank a security deposit in connection therewith, as shown on the consolidated balance sheets. In addition, the Company holds merchant reserves of approximately $2.3 million.  This reserve amount is included in “Restricted cash” with an offset in “Due to merchants”.  Under FASB ASC 460, Guarantees, the Company evaluates its ultimate risk and records an estimate of potential loss for chargeback’s related to merchant fraud and processing errors based upon an assessment of actual historical fraud rates and errors in processing compared to recent bank card processing volume levels. No contingent liability has been recorded as of June 30, 2014 and December 31, 2013, as the risk of material loss is considered remote. The Company monitors these contingent liabilities on a quarterly basis and will provide for a reserve if deemed necessary.

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

Pursuant to the agreement, the Company is liable for all losses incurred by the sponsoring bank with respect to the activities of our merchants sponsored under the agreement.  No contingent liability has been recorded as of June 30, 2014 as the risk of material loss is considered remote based on historical information.  The Company monitors this contingent liability on a quarterly basis and will provide for a reserve if deemed necessary.

9. Related party transactions

The Company incurred the following amounts to companies that are principally owned by executives, directors or stockholders of the Company:

	Three months ended June 30,		Six months ended June,
	2014	2013	2014	2013
Rent	$125,999	$88,524	$251,093	$166,154
Consulting and professional fees	2,815	18,418	3,426	39,790

Rent was paid to BDP Realty Associates LLC, a company in which our former chief executive officer and the current Chairman of the Board of Directors, Philip Beck has a one-third (1/3rd) interest.

Consulting and professional fees were paid to a professional services company where a family member of Philip Beck has a substantial interest but Mr. Beck does not have any financial interest in such company.

10. Accrued expenses

The following are the components of accrued expenses:

	As of June 30, 2014	As of December 31, 2013
Bonus	$69,277	$419,205
Professional fees	162,208	322,547
Gift card liabilities	416,528	1,150,096
Deferred revenue (*)	653,068	549,390
Other (**)	2,325,850	2,591,382
Total accrued expenses	$3,626,931	$5,032,620

(*) Current deferred revenue will be recognized as revenue ratably over the next 12 months.  Included in the balance sheet classification “Long-term portion of capital leases liability and deferred revenue” are the non-current portion of deferred revenue in the amount of $1.1 million and $0.9 million as of June 30, 2014 and December 31, 2013, respectively.

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

Information about revenue, profit and assets

The CODM evaluates performance and allocates resources based on net revenue and gross profit of each segment. For purposes of analyzing segments, gross profit of the multi-currency processing services segment is equal to net revenue less multi-currency cost of sales of $0.5 million and $0.4 million, which is included in “processing and services costs” for the three months ended June 30, 2014 and 2013, respectively, and $1.1 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively.  The gross profit for the payment processing services segment includes net revenue of the segment less the cost of revenue component “payment processing services fees”, which includes interchange and card network fees and assessments. Net revenue and gross profit by geographical region is based upon where the transaction originated. Lastly, the Company does not evaluate performance or allocate resources using segment asset data.  Long-lived assets are primarily located in North America and Europe and as of June 30, 2014 and December 31, 2013, long-lived asset amounts are $10.1 million and $10.3 million, respectively.

The Company conducts its business primarily in three geographical regions: Asia Pacific (“APAC”), the Americas, and Central Europe, Middle East and Africa (“CEMEA”). The following table provides revenue concentration by geographic region. Analysis of revenue by segment and geographical region and reconciliations to consolidated revenue and gross profit are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net Revenue:
APAC	$4,102,146	$3,795,160	$7,988,153	$7,511,832
Americas	2,079,643	1,657,383	3,290,449	3,118,484
CEMEA	1,943,757	1,994,644	4,285,379	4,647,600
Total multi-currency processing services revenue	8,125,546	7,447,187	15,563,981	15,277,916
Payment processing services revenue	3,759,059	4,317,476	7,495,741	8,572,810
Net revenue	$11,884,605	$11,764,663	$23,059,722	$23,850,726
Gross Profit:
APAC	$4,079,966	$3,775,477	$7,938,105	$7,459,481
Americas	2,043,352	1,633,102	3,222,055	3,069,268
CEMEA	1,486,429	1,655,830	3,290,173	3,924,884
Total multi-currency processing services gross profit	7,609,747	7,064,409	14,450,333	14,453,633
Payment processing services gross profit	1,384,202	1,568,542	2,602,063	3,021,587
Total gross profit	$8,993,949	$8,632,951	$17,052,396	$17,475,220

Payment processing service revenue and gross profit is the result of transactions that primarily originated in the Americas and no individual customer of the payment processing segment was greater than 10% of segment revenue.

Concentration of revenue by customer by geographical region:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Multi-currency processing services revenue:
APAC:
Customer A	60%	63%	62%	64%
Americas:
Customer E	16	29	18	29
Customer F	19	27	21	31
Customer G	*	11	*	10
Customer H	30	*	19	*
CEMEA:
Customer C	60	74	61	77
Customer I	39	26	39	23

(*)                                 Less than 10% revenue concentration.

12. Restructuring charges

In 2014, the Company initiated a realignment of its workforce aimed at achieving greater operational efficiencies.  The Company reduced its workforce by 27 people, or 15% of its total employees, including senior-level positions.  As a result of the realignment, the Company incurred total restructuring charges during the three and six months ended June 30, 2014 of approximately $0.1 million and $0.7 million, respectively.

The table below sets forth the cash components and activity associated with the realignment of workforce and business for the six months ended June 30, 2014:

	Balance as of January 1, 2014	Charges	Cash Payments	Balance as of June 30, 2014
Severance and benefits	$—	$576,806	$361,863	$214,943
Legal expenses	—	40,549	40,549	—
Total restructuring charges	$—	$617,355	$402,412	$214,943

13. Hurricane Sandy

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

*****

Item 2. Management’s discussion and analysis of financial condition and results of operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Business overview

We believe Planet Payment is a leading provider of international payment and transaction processing and multi-currency processing services. We provide our services to approximately 80,000 active merchant locations in 23 countries and territories across the Asia Pacific region, the Americas, the Middle East, Africa and Europe, primarily through our acquiring bank and processor customers, as well as through our own direct sales force. Our point-of-sale and e-commerce services help merchants sell more goods and services to consumers and, together with our ATM services, enable our acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels.

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

The following is a table consisting of non-GAAP financial measures and certain other business statistics that management monitors:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
KEY METRICS:
Consolidated gross billings(1)	$31,637,314	$30,406,907	$63,469,886	$62,908,833
Total settled dollar volume processed(2)	$2,104,436,930	$1,731,199,719	$4,099,711,638	$3,431,303,136
Adjusted EBITDA (non-GAAP)(3)	$2,784,052	$1,347,575	$3,666,266	$2,727,553
Capitalized expenditures	$466,674	$627,582	$998,279	$1,642,157
Total active merchant locations (at period end)(4)	79,811	44,467	79,811	44,467
Total settled transactions processed(5)	26,339,466	14,882,349	50,330,376	28,061,154
Multi-currency processing services key metrics:
Active merchant locations (at period end)(4)	34,720	23,509	34,720	23,509
Settled transactions processed(6)	3,293,739	3,015,374	6,465,430	6,059,344
Gross foreign currency mark-up(7)	$27,878,255	$26,089,431	$55,974,145	$54,336,023
Settled dollar volume processed(8)	$660,128,540	$637,806,403	$1,340,698,984	$1,335,672,927
Average net mark-up percentage on settled dollar volume processed(9)	1.14%	1.17%	1.12%	1.14%
Payment processing services key metrics:
Active merchant locations (at period end)(4)	45,113	20,979	45,113	20,979
Payment processing services revenue(10)	$3,759,059	$4,317,476	$7,495,741	$8,572,810
Settled transactions processed(11)	23,045,727	11,866,975	43,864,946	22,001,810
Settled dollar volume processed(12)	$1,444,308,390	$1,093,393,316	$2,759,012,654	$2,095,630,209

(1)                                 Represents gross foreign currency mark-up (see footnote 7) plus payment processing services revenue (see footnote 10).

(2)                                 Represents total settled dollar volume processed through both our multi-currency and payment processing services.

(3)                                 We define Adjusted EBITDA as GAAP net income adjusted to exclude (1) interest expense, (2) interest income, (3) provision for income taxes, (4) depreciation and amortization, (5) stock-based compensation expense and (6) certain other items management believes affect the comparability of operating results. Please see “—Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

(4)                                We consider a merchant location to be active as of a date if the merchant completed at least one revenue-generating transaction at the location during the 90-day period ending on such date. The total number of active merchant locations exceeds the total number of merchants, as merchants may have multiple locations. As of June 30, 2014 and 2013, there were 22 and 21 active merchant locations, respectively, included in both multi-currency and payment processing active merchant locations but are not included in total active merchant locations, in order to eliminate counting these locations twice.

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

(9)                                 Represents the average net foreign currency mark-up percentage earned on settled dollar volume processed using our multi-currency processing services. The average net mark-up percentage on settled dollar volume processed is calculated by taking total multi-currency processing services net revenue ($7.5 million and $7.4 million for the three months ended June 30, 2014 and 2013, respectively, and $15.0 million and $15.3 million for the six months ended June 30, 2014 and 2013, respectively) and dividing by settled dollar volume processed (see footnote 8).  For purposes of calculating “Average net mark-up percentage on settled dollar volume processed”, multi-currency processing services revenue includes revenue related to multi-currency transactions only.

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

Management believes that Adjusted EBITDA, when viewed with our results under GAAP and the accompanying reconciliations, provides useful information about our period-over-period results. Adjusted EBITDA is presented because management believes it provides additional information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We also rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our company and our management team in connection with our executive compensation.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net income, our most directly comparable financial measure in accordance with GAAP:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
ADJUSTED EBITDA:
Net income	$1,509,414	$304,691	$730,124	$676,607
Interest expense	15,816	15,765	31,986	28,911
Interest income	(288)	(312)	(463)	(524)
Provision for income taxes	199,705	67,974	193,695	68,567
Depreciation and amortization	730,984	669,430	1,477,297	1,405,036
Stock-based compensation expense	274,669	290,027	550,660	548,956
Restructuring charges	53,752	—	682,967	—
Adjusted EBITDA (non-GAAP)	$2,784,052	$1,347,575	$3,666,266	$2,727,553

Components of operating results

Sources of revenue

We derive our revenue principally through transaction fees earned under fixed contractual arrangements with customers who use our international payment and multi-currency processing services. We operate the business in two reportable segments:

• Multi-currency processing services revenue.  Revenue derived from foreign currency transaction fees earned on processing and converting a credit or debit card transaction from one currency into another currency. Foreign currency transactions fees earned under our agreements with our multi-currency processing services customers have traditionally been based on a fixed percentage applied to the net foreign currency margin earned, after deducting any merchant revenue and other contractual costs.  Also included are fees for non-transactional services.

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

Analysis of revenue by segment and geographical region:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue:
APAC	$4,102,146	$3,795,160	$7,988,153	$7,511,832
Americas	2,079,643	1,657,383	3,290,449	3,118,484
CEMEA	1,943,757	1,994,644	4,285,379	4,647,600
Total multi-currency processing services revenue	8,125,546	7,447,187	15,563,981	15,277,916
Payment processing services revenue	3,759,059	4,317,476	7,495,741	8,572,810
Net revenue	$11,884,605	$11,764,663	$23,059,722	$23,850,726

A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the three and six months ended June 30, 2014, subsidiaries of Global Payments, Inc. represented 21% of our revenue and Network International, LLC represented 10% and 11% of our revenue, respectively.

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

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
		% of		% of		% of		% of
	$ amount	revenue	$ amount	revenue	$ amount	revenue	$ amount	revenue
Revenue:
APAC	$4,102,146	34.5	$3,795,160	32.3%	$7,988,153	34.6%	$7,511,832	31.5%
Americas	2,079,643	17.5	1,657,383	14.1	3,290,449	14.3	3,118,484	13.1
CEMEA	1,943,757	16.4	1,994,644	17.0	4,285,379	18.6	4,647,600	19.5
Total multi-currency processing services revenue	8,125,546	68.4	7,447,187	63.4	15,563,981	67.5	15,277,916	64.1
Payment processing services revenue	3,759,059	31.6	4,317,476	36.6	7,495,741	32.5	8,572,810	35.9
Net revenue	11,884,605	100.0	11,764,663	100.0	23,059,722	100.0	23,850,726	100.0
Operating expenses:
Cost of revenue:
Payment processing services fees	2,374,857	20.0	2,748,935	23.4	4,893,678	21.2	5,551,224	23.3
Processing and service costs	3,245,321	27.3	3,178,655	27.0	6,959,914	30.2	6,354,302	26.6
Total cost of revenue	5,620,178	47.3	5,927,590	50.4	11,853,592	51.4	11,905,526	49.9
Selling, general and administrative expenses	4,502,977	37.9	5,448,955	46.3	9,584,770	41.6	11,171,639	46.8
Restructuring charges	53,752	0.5	—	—	682,967	3.0	—	—
Total operating expenses	10,176,907	85.7	11,376,545	96.7	22,121,329	96.0	23,077,165	96.7
Income from operations	1,707,698	14.3	388,118	3.3	938,393	4.0	773,561	3.3
Other (expense) income:
Interest expense	(15,816)	(0.1)	(15,765)	(0.1)	(31,986)	(0.1)	(28,911)	(0.1)
Interest income	288	0.0	312	0.0	463	0.0	524	0.0
Other income	16,949	0.1	—	—	16,949	0.1	—	—
Total other income (expense), net	1,421	0.0	(15,453)	(0.1)	(14,574)	0.0	(28,387)	(0.1)
Income before provision for income taxes	1,709,119	14.3	372,665	3.2	923,819	4.0	745,174	3.2
Provision for income taxes	(199,705)	(1.7)	(67,974)	(0.6)	(193,695)	(0.8)	(68,567)	(0.3)
Net income	$1,509,414	12.6	$304,691	2.6%	$730,124	3.2%	$676,607	2.9%

Comparison of the three months ended June 30, 2014 and 2013

Revenue

	Three months ended June 30,		Variance
	2014	2013	Amount	Percent
APAC	$4,102,146	$3,795,160	$306,986	8%
Americas	2,079,643	1,657,383	422,260	25
CEMEA	1,943,757	1,994,644	(50,887)	(3)
Total multi-currency processing services revenue	8,125,546	7,447,187	678,359	9
Payment processing services revenue	3,759,059	4,317,476	(558,417)	(13)
Net revenue	$11,884,605	$11,764,663	$119,942	1

Net revenue increased $0.1 million, or 1%, to $11.9 million for the three months ended June 30, 2014 from $11.8 million for the three months ended June 30, 2013.  The quarter over quarter increase in revenue was primarily due to an increase in multi-currency settled dollar volume processed and revenues earned on multi-currency non-transactional services.  These increases are mostly offset by a decrease in our payment processing services revenue.  These changes are described below.

Multi-currency processing services revenue

APAC multi-currency processing services revenue.  APAC multi-currency processing services revenue increased $0.3 million, or 8%, to $4.1 million for the three months ended June 30, 2014 from $3.8 million for the three months ended June 30, 2013. The increase in APAC multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three months ended June 30,		Variance
	2014	2013	Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	12,865	11,943	922	8%
APAC multi-currency processing settled transactions processed	1,522,563	1,365,604	156,959	11
APAC multi-currency processing gross foreign currency mark-up	$15,839,106	$14,626,043	$1,213,063	8
APAC multi-currency processing settled dollar volume processed	$370,509,543	$349,185,321	$21,324,222	6
APAC average net mark-up % on settled dollar volume processed	1.11%	1.09%	0.02%	2

The 6% increase in settled dollar volume processed resulted in a $0.2 million increase to revenue and the 2% increase in our average net mark-up percentage on settled dollar volume processed resulted in a $0.1 million increase to revenue.  The increase in settled dollar volume processed was primarily due to the 8% increase in active merchant locations.

Americas multi-currency processing services revenue.  Americas multi-currency processing services revenue increased $0.4 million, or 25%, to $2.1 million for the three months ended June 30, 2014 from $1.7 million for the three months ended June 30, 2013.  The decrease in Americas multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three months ended June 30,			Variance
	2014		2013	Amount	Percent
Americas multi-currency processing active merchant locations (at period end)	11,663		3,851	7,812	203%
Americas multi-currency processing settled transactions processed	687,553		724,565	(37,012)	(5)
Americas multi-currency processing gross foreign currency mark-up	$3,819,111		$3,655,634	$163,477	4
Americas multi-currency processing settled dollar volume processed	$84,192,991		$94,885,146	$(10,692,155)	(11)
Americas average net mark-up % on settled dollar volume processed	1.78	%*	1.75%	0.03%	2

The 25% increase in Americas multi-currency processing revenue is due to revenues earned on non-transactional services of $0.6 million partially offset by a 11% decrease in settled dollar volume processed, which resulted in a $0.2 million decrease to revenue. The primary reason for the decrease in settled dollar volume processed is due to a decrease in volume for a specific currency and certain retail merchants.

(*)                                 For purposes of calculating “Average net mark-up percentage on settled dollar volume processed”, multi-currency processing services revenue includes revenue related to multi-currency transactions only.

CEMEA multi-currency processing services revenue. CEMEA multi-currency processing services revenue decreased $0.1 million, or 3%, to $1.9 million for the three months ended June 30, 2014 from $2.0 million for the three months ended June 30, 2013.  The decrease in CEMEA multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three months ended June 30,		Variance
	2014	2013	Amount	Percent
CEMEA multi-currency processing active merchant locations (at period end)	10,192	7,715	2,477	32%
CEMEA multi-currency processing settled transactions processed	1,083,623	925,205	158,418	17
CEMEA multi-currency processing gross foreign currency mark-up	$8,220,038	$7,807,754	$412,284	5
CEMEA multi-currency processing settled dollar volume processed	$205,426,006	$193,735,936	$11,690,070	6
CEMEA average net mark-up % on settled dollar volume processed	0.95%	1.03%	(0.08)%	(8)

The 8% decrease in average net mark-up percentage on settled dollar volume processed resulted in a $0.2 million decrease to revenue partially offset by a 6% increase in settled dollar volume processed, which resulted in a $0.1 million increase to revenue.  This decrease is primarily a result of customer and pricing mix.

Payment processing services revenue

Payment processing services revenue is primarily earned from transaction processing services for customers in North America.  Payment processing services revenue decreased $0.6 million, or 13%, to $3.7 million for the three months ended June 30, 2014 from $4.3 million compared to the three months ended June 30, 2013.  The decrease was primarily due to professional services fees recognized in the three months ended June 30, 2013, but not in 2014.

Cost of revenue

	Three months ended June 30,		Variance
	2014	2013	Amount	Percent
Payment processing services fees	$2,374,857	$2,748,935	$(374,078)	(14)%
Processing and service costs	3,245,321	3,178,655	66,666	2
Total cost of revenue	$5,620,178	$5,927,590	$(307,412)	(5)

Payment processing service fees

The decrease in payment processing service fees of $0.4 million, or 14%, to $2.3 million for the three months ended June 30, 2014 from $2.7 million for the three months ended June 30, 2013 is a direct result of the decrease in payment processing service revenue.

Selling, general and administrative expenses

	Three months ended June 30,		Variance
	2014	2013	Amount	Percent
Selling, general and administrative expenses	$4,502,977	$5,448,955	$(945,978)	(17)%

Selling, general and administrative decreased $0.9 million, or 17%, to $4.5 million for the three months ended June 30, 2014 from $5.4 million for the three months ended June 30, 2013.  The decrease in selling, general and administrative expenses was primarily due to a decrease in salary compensation and related benefits of $0.9 million as a result of our headcount realignment during the first half of 2014, a decrease in recruiting expenses of $0.1 million, a decrease in travel and entertainment expenses of $0.1 million and a decrease in sales and marketing of $0.1 million.  These decreases were partially offset by a $0.3 million gain recorded in 2013 related to Hurricane Sandy insurance proceeds.

Restructuring charges

The Company recorded $0.1 million of restructuring charges in connection with a realignment of its workforce during the three months ended June 30, 2014.  These charges include employee severance and benefits.

Comparison of the six months ended June 30, 2014 and 2013

Revenue

	Six months ended June 30,		Variance
	2014	2013	Amount	Percent
APAC	$7,988,153	$7,511,832	$476,321	6%
Americas	3,290,449	3,118,484	171,965	6
CEMEA	4,285,379	4,647,600	(362,221)	(8)
Total multi-currency processing services revenue	15,563,981	15,277,916	286,065	2
Payment processing services revenue	7,495,741	8,572,810	(1,077,069)	(13)
Net revenue	$23,059,722	$23,850,726	$(791,004)	(3)

Net revenue decreased $0.8 million, or 3%, to $23.1 million for the six months ended June 30, 2014 from $23.9 million for the six months ended June 30, 2013.  The period over period decrease in revenue was primarily due to a decrease in in our payment processing services revenue.  These changes are described below.

Multi-currency processing services revenue

APAC multi-currency processing services revenue.  APAC multi-currency processing services revenue increased $0.5 million, or 6%, to $8.0 million for the six months ended June 30, 2014 from $7.5 million for the six months ended June 30, 2013. The increase in APAC multi-currency processing services revenue was driven by changes in the following key business metrics:

	Six months ended June 30,		Variance
	2014	2013	Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	12,865	11,943	922	8%
APAC multi-currency processing settled transactions processed	2,959,251	2,664,383	294,868	11
APAC multi-currency processing gross foreign currency mark-up	$31,217,436	$29,151,585	$2,065,851	7
APAC multi-currency processing settled dollar volume processed	$729,702,934	$693,395,469	$36,307,465	5
APAC average net mark-up % on settled dollar volume processed	1.09%	1.08%	0.01%	1

The 5% increase in settled dollar volume processed resulted in a $0.4 million increase to revenue and the 1% increase to average net mark-up percentage resulted in a $0.1 million increase to revenue.  The increase in settled dollar volume processed was primarily due to the 8% increase in active merchant locations.

Americas multi-currency processing services revenue.  Americas multi-currency processing services revenue increased $0.2 million, or 6%, to $3.3 million for the six months ended June 30, 2014 from $3.1 million for the six months ended June 30, 2013.  The increase in Americas multi-currency processing services revenue was driven by changes in the following key business metrics:

	Six months ended June 30,			Variance
	2014		2013	Amount	Percent
Americas multi-currency processing active merchant locations (at period end)	11,663		3,851	7,812	203%
Americas multi-currency processing settled transactions processed	1,242,484		1,456,078	(213,594)	(15)
Americas multi-currency processing gross foreign currency mark-up	$6,483,543		$6,936,581	$(453,038)	(7)
Americas multi-currency processing settled dollar volume processed	$154,150,474		$192,333,103	$(38,182,629)	(20)
Americas average net mark-up % on settled dollar volume processed	1.76	%*	1.62%	0.14%	8

The 6% increase in Americas revenue is due to revenues earned on non-transactional services of $0.6 million and the 8% increase in our average net mark-up percentage on settled dollar volume processed, which resulted in a $0.3 million increase to revenue.  These increases are partially offset by a 20% decrease in settled dollar volume processed, which resulted in a $0.7 million decrease to revenue.  The primary reason for the decrease in settled dollar volume processed is due to a decrease in volume for a specific currency and certain retail merchants.  The primary reason for the increase in our average net mark-up percentage on settled dollar volume processed was due to customer and product mix.

(*)                                 For purposes of calculating “Average net mark-up percentage on settled dollar volume processed”, multi-currency processing services revenue includes revenue related to multi-currency transactions only.

CEMEA multi-currency processing services revenue. CEMEA multi-currency processing services revenue decreased $0.3 million, or 8%, to $4.3 million for the six months ended June 30, 2014 from $4.6 million for the six months ended June 30, 2013.  The decrease in CEMEA multi-currency processing services revenue was driven by changes in the following key business metrics:

	Six months ended June 30,		Variance
	2014	2013	Amount	Percent
CEMEA multi-currency processing active merchant locations (at period end)	10,192	7,715	2,477	32%
CEMEA multi-currency processing settled transactions processed	2,263,695	1,938,883	324,812	17
CEMEA multi-currency processing gross foreign currency mark-up	$18,273,166	$18,247,857	$25,309	0
CEMEA multi-currency processing settled dollar volume processed	$456,845,576	$449,944,355	$6,901,221	2
CEMEA average net mark-up % on settled dollar volume processed	0.94%	1.03%	(0.09)%	(9)

The 9% decrease in average net mark-up percentage on settled dollar volume processed resulted in a $0.4 million decrease to revenue.  This decrease is partially offset by a 2% increase on settled dollar volume processed, which resulted in a $0.1 million increase to revenue.  This decrease is primarily a result of customer and pricing mix.

Payment processing services revenue

Payment processing services revenue is primarily earned from transaction processing services for customers in North America.  Payment processing services revenue decreased $1.1 million, or 13%, to $7.5 million for the six months ended June 30, 2014 from $8.6 million compared to the six months ended June 30, 2013.  The decrease was primarily due to professional services fees recognized in the six months ended June 30, 2013 but not in 2014.

Cost of revenue

	Six months ended June 30,		Variance
	2014	2013	Amount	Percent
Payment processing services fees	$4,893,678	$5,551,224	$(657,546)	(12)%
Processing and service costs	6,959,914	6,354,302	605,612	10
Total cost of revenue	$11,853,592	$11,905,526	$(51,934)	(0)

Payment processing service fees

The decrease in payment processing service fees of $0.6 million, or 12%, to $4.9 million for the six months ended June 30, 2014 from $5.5 million for the six months ended June 30, 2013 is a direct result of the decrease in payment processing service revenue.

Processing and service costs

The increase in processing and service costs of $0.6 million, or 10%, to $7.0 million for the six months ended June 30, 2014 from $6.4 million for the six months ended June 30, 2013 was primarily the result of an increase of $0.3 million in multi-currency referral commissions earned by third party agents for new multi-currency customers and an increase of $0.2 million in capitalized technology salaries expense.

Selling, general and administrative expenses

	Six months ended June 30,		Variance
	2014	2013	Amount	Percent
Selling, general and administrative expenses	$9,584,770	$11,171,639	$(1,586,869)	(14)%

Selling, general and administrative decreased $1.6 million, or 14%, to $9.6 million for the six months ended June 30, 2014 from $11.2 million for the six months ended June 30, 2013.  The decrease in selling, general and administrative expenses was primarily due to a decrease in salary compensation and related benefits of $1.3 million, a decrease to professional fees of $0.2 million, a decrease to recruiting expenses of $0.1 million and a decrease to travel and entertainment expenses of $0.1 million.  These decreases are partially offset by an increase to facilities expenses of $0.1 million and a $0.3 million gain recorded in 2013 related to Hurricane Sandy insurance proceeds.

Restructuring charges

The Company recorded $0.7 million of restructuring charges in connection with a realignment of its workforce during the six months ended June 30, 2014.  These charges primarily include employee severance and benefits.

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

Sources of liquidity

As of June 30, 2014, we had approximately $7.3 million in cash and cash equivalents of which we had $4.8 million in cash held by foreign subsidiaries. Currently, if we were to repatriate cash held by our foreign subsidiaries, to the extent that such repatriation was a taxable event, we could utilize a portion of our $70.4 million net operating loss carryforward to offset the tax obligation, so that no U.S. tax liability would arise. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Capital expenditures

Our capital expenditures related to property and equipment, software development costs, and intangible assets were $1.0 million in the first six months of 2014.  The 2014 capital expenditures were primarily attributable to our investment in the business primarily through capital expenditures for network infrastructure and investments in software development and equipment.

Cash flows

	Six months ended June 30,
	2014	2013
Cash provided by operating activities	$1,260,007	$372,886
Cash used in investing activities	(1,007,844)	(1,149,700)
Cash provided by financing activities	511,946	88,328

Operating activities

Cash provided by operating activities during the six months ended June 30, 2014 was $1.3 million, comprising $2.8 million of cash generated by operations and a net decrease in our operating assets and liabilities of $1.5 million. This net decrease in our operating assets and liabilities of $1.5 million primarily consisted of a $1.3 million decrease in due to merchants, $1.3 million decrease in accounts payable and accrued expenses and a $0.2 increase in security deposits and other assets. These decreases were partially offset by a $1.3 decrease in settlement assets. Cash generated by operations of $2.8 million was inclusive of net income of $0.7 million and total non-cash charges of $2.1 million. Significant non-cash adjustments to net income primarily include depreciation and amortization expense of $1.5 million and stock option expense of $0.6 million.

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

Investing activities

Cash used in investing activities for the six months ended June 30, 2014 was $1.0 million, which was attributable to a $2.2 increase in restricted cash and a $0.9 million investment in the business through capital expenditures for network infrastructure and investments in software development.  These decreases were partially offset by an increase in merchant reserves of $2.1 million.

Cash used in investing activities for the six months ended June 30, 2013 was $1.1 million, which was primarily attributable to our investment in the business through capital expenditures for network infrastructure and investments in software development and tenant improvements at our corporate office following Hurricane Sandy.

Financing activities

Cash provided by financing activities for the six months ended June 30, 2014 was $0.5 million, comprising of $0.8 million in proceeds from option exercises offset by $0.3 million in capital lease payments.

Cash provided by financing activities for the six months ended June 30, 2013 was $0.1 million, comprising of $0.3 million in proceeds from option exercises offset by $0.2 million in capital lease payments.

Contractual obligations and commitments

As of June 30, 2014, there were no material changes in our contractual obligations and commitments as disclosed in our financial statements for the year ended December 31, 2013 except that there is no longer a commitment to pay severance in the amount of $0.4 million to Philip Beck as of June 30, 2014, following his employment termination in February 2014, and all amounts due to Mr. Beck under his separation agreement are included in selling, general and administrative expenses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We had cash and cash equivalents totaling $7.3 million and $6.6 million as of June 30, 2014 and December 31, 2013, respectively.  The cash and cash equivalents are held for working capital purposes. We did not have any derivative financial instruments as of June 30, 2014 and December 31, 2013. We are not exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates given the historic low levels of interest being earned on the short-term fixed-rate cash operating accounts.

Foreign currency exchange risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, principally the Hong Kong Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses), we believe such a change would not have a material impact on our results of operations as Hong Kong is not considered to be a highly inflationary or deflationary economy and historically the Hong Kong Dollar has traded in a very narrow band of exchange rates against the U.S. Dollar. Based upon our annual historical financial statements, for every 1% change in the exchange rate between the U.S. Dollar and the Hong Kong Dollar, our net income would be impacted by approximately $25,000 and the carrying value of assets on our balance sheet would be impacted by approximately $0.1 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

For the six months ended June 30, 2014 and the year ended December 31, 2013, we had net income of $0.7 million and $22,006, respectively.  Previously, we had incurred losses since our inception, except in 2013 and 2011.  As a result, we had an accumulated deficit of $81.2 million as of June 30, 2014.

Our ability to increase profitability in the future will primarily depend on our ability to continue to increase our revenue, which is subject to a number of factors including our ability to continue to increase multi-currency processing revenue, increase new merchant deployments in the regions in which we currently operate, and add new acquiring banks and processor customers in new geographies. Our revenue is also impacted by factors beyond our control such as global economic and political conditions, particularly those affecting cross-border travel and commerce, such as the continuing uncertainty in global economic conditions. Our ability to achieve profitability in the future also depends on our expense levels, including our selling, general and administrative expenses, and other expenses related to improvements in our technology, launches of new services, and our expansion into new geographic and vertical markets. In addition, our fees, interchange and assessments may also be influenced by increased competition and changes in card association rules and governmental regulations. Our efforts to grow our business may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue, manage our expenses and maintain or improve our gross profit margin, we may not achieve profitability in the future.

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

A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the year ended December 31, 2013 and the six months ended June 30, 2014, subsidiaries of Global Payments Inc. represented 21% of our net revenue and Network International, LLC represented 12% and 11% of our net revenue, respectively. Our contractual arrangements with these customers do not obligate them to offer our services and may not dictate the timing of implementation. Additionally, if these customers lose merchants or if their merchants do not use our services, then our revenue will decrease.

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

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention. Historically, a significant majority of our revenue has been generated from international customers, including international customers of North American merchants. For example, in 2013, we generated 64% of our net revenue internationally and 36% in the United States and for the six months ended June 30, 2014, we generated 71% of our net revenue internationally and 29% in the United States.  International revenue and operations may be subject to risks such as:

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

A significant portion of our net revenue is derived from five countries and territories. For the year ended December 31, 2013, we derived 36%, 17%, 16%, 6% and 5% of our net revenue, from the United States, the United Arab Emirates, Hong Kong, Canada and China, respectively, and for the six months ended June 30, 2014, we derived 29%, 19%, 16%, 5% and 5% of our net revenue, from the United States, the United Arab Emirates, Hong Kong, Canada and China, respectively. We expect that a limited number of countries and territories will continue to account for a significant portion of our net revenue in future periods. If any of these countries or territories are affected by acts of terrorism, natural disasters, such as Hurricane Sandy, which hit the East Coast of the United States in October 2012, the effects of climate change, outbreaks of diseases or other significant adverse changes, cross-border travel to these countries and territories could decline, which could adversely affect our business, financial condition and results of operations.

Adverse changes in general economic or political conditions in any of the major countries or territories in which we do business could adversely affect our operating results.

Our business can be affected by a number of factors that are beyond our control, such as general geopolitical, economic, and business conditions. As a result of any global economic uncertainty, concerns over the downgrade of U.S. sovereign debt and monetary and financial uncertainties internationally, international travel and spending may be reduced. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, or the magnitude of any changes in geopolitical or economic conditions and the affect they would have on our business. Continuing economic uncertainty or a further weakening in the global economy may reduce the number of settled transactions and dollar volumes processed and, as a result, reduce our revenue.

Additionally, we generate a significant amount of our revenue from cross- border transactions. Thus, revenue from processing cross-border transactions for our customers fluctuates with cross-border travel and the need for transactions to be converted into a different currency. Cross-border travel may be adversely affected by world geopolitical, economic and other conditions. These include the threat of terrorism, natural disasters, the effects of climate change, outbreaks of diseases, war, such as in Ukraine and the Middle East and political unrest, such as the demonstrations in 2013 and 2014 in Brazil and other countries. A decline in cross-border travel could adversely affect our revenue. A decline in the need for conversion of currencies might also adversely affect our revenue and profitability.

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

Currently, there is a high level of concentration in the international payment processing industry, with a few large processors providing payment card processing services to acquiring banks on a multi-national and multi-regional basis. International processors with whom we compete include: First Data Corporation, with its OmniPay Limited subsidiary operating a multi-currency platform; Elavon, Inc., a wholly owned subsidiary of U.S. Bancorp, that operates in North America and Europe; and WorldPay (UK) Limited, that also primarily services the North American and European markets and which in 2014 acquired Cobre Bem Tecnologia, a leading provider of payment solutions in Latin America.

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

We have substantially expanded our overall business, customer base, employee headcount and operations in recent periods both domestically and internationally. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. In particular, we provided our services to approximately 17,000 active merchant locations in 16 countries and territories as of December 31, 2010, approximately 61,000 active merchant locations in 22 countries and territories as of December 31, 2013 and approximately 80,000 active merchant locations in 23 countries and territories as of June 30, 2014. Our growth strategy contemplates further increasing the number of our customers and active merchant locations, however, the rate at which we have been able to establish relationships with our customers and active merchant locations in the past may not be indicative of the rate at which we will be able to do so in the future.

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

For example, a competitor holds a patent for a particular method of performing DCC in several countries and territories including Canada,  Malaysia, Mexico, Singapore and Taiwan, which could obstruct or impair us from doing business in those jurisdictions. Other parties, including other competitors, have filed patent applications or obtained patents with respect to various aspects of DCC in the United States and abroad. We closely monitor these applications and the actions of other parties who hold patents relating to DCC. Our ability to do business in particular jurisdictions may be severely impaired in the event that a third party successfully argues that any of our services, including Pay In Your Currency, infringe a patent held by such third party. Any pre-emptive legal action or legal action to defend against a lawsuit may not be successful, and could result in substantial legal fees, which could adversely affect our financial condition and results of operations.

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

As of June 30, 2014, we had two patents issued and four patent applications pending in the United States, and multiple issued patents in Australia, India, Indonesia, New Zealand, the Philippines, Singapore, South Africa, Sri Lanka and Taiwan and patent applications pending in several other jurisdictions, all of which are counterparts to our patent and patent applications in the United States. We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them. In addition, third parties could claim invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012. We will remain an “emerging growth company” until the earliest of (i) the last fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of an initial public offering of our equity securities; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three year period; and (iv) the date on which we are deemed to be a “large accelerated filer.”. For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under Section 107(b) of the Jumpstart Our Business Startups Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to take advantage of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Our business is subject to changing regulations regarding corporate governance, disclosure controls, internal control over financial reporting and other compliance areas that will increase both our costs and the risk of noncompliance. If we fail to comply with these regulations we could face difficulties in preparing and filing timely and accurate financial reports.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act the Sarbanes-Oxley Act, the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the rules and regulations of NASDAQ. In addition, we are currently listed on AIM and subject to AIM’s admission and compliance requirements although, we have begun the process of delisting from AIM and we expect our admission to trading on AIM to be cancelled on August 18. 2014. Maintaining compliance with these rules and regulations, particularly after we cease to be an emerging growth company, will increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly and may also place increased strain on our personnel, systems and resources.

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

In order to maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting going forward, we will need to expend significant resources and provide significant management oversight. There is a substantial effort involved in continuing to implement appropriate processes, document our system of internal control over relevant processes, assess their design, remediate any deficiencies identified and test their operation. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results and financial condition. These efforts will also involve substantial accounting- related costs. Prior to becoming subject to the Exchange Act and the rules and regulations of NASDAQ in December 2012, we were not required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner, particularly if material weakness or significant deficiencies persist.

If we are unable to maintain key controls currently in place or that we implement in the future and pending such implementation, or if any difficulties are encountered in their implementation or improvement, (1) our management might not be able to certify, and our independent registered public accounting firm might not be able to report on, the adequacy of our internal control over financial reporting, which would cause us to fail to meet our reporting obligations, (2)  misstatements in our financial statements may occur that may not be prevented or detected on a timely basis and (3) we may be deemed to have significant deficiencies or material weaknesses, any of which could adversely affect our business, financial condition and results of operations.

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

The Sarbanes-Oxley Act and the rules and regulations of NASDAQ may make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain or increase coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors, especially those directors who may be considered independent for purposes of NASDAQ rules, and officers may be curtailed and as disclosed in “We may not be able to maintain our listing on The NASDAQ Stock Market, which would adversely affect the price and liquidity of our common stock”, we must ensure that the Board has a majority of independent directors (as defined under NASDAQ rules) to avoid being delisted by NASDAQ.

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

To date, there has been a limited public market for shares of our common stock in the United States. Since 2006, our common stock has traded on AIM under the symbol “PPT” and from 2006 until June 2013 our common stock also traded on AIM under the symbol “PPTR.” Our stock will cease to be traded on AIM at the close of business on August 15, 2015 and our admission to trading on AIM will be cancelled on August 18, 2014.  From 2008 until December 2012, our common stock traded on the OTCQX in the United States under the symbol “PLPM” and since December 2012, our common stock has traded on NASDAQ. There is currently a limited volume of trading in our common stock on AIM and NASDAQ, which affects the liquidity of our common stock. We cannot predict when or whether investor interest in our common stock might lead to an increase in its market price or the development of a more active trading market. An active trading market for our shares in the United States may never develop or be sustained. If an active market for our common stock does not develop, it may be difficult to sell shares of our common stock without depressing the market price for the shares, or at all.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of listed companies. The market price of our common stock, like the securities of many other technology companies, fluctuates over a wide range, and will continue to be highly volatile in the future. From January 1, 2013 to June 30, 2014, the closing price of our common stock on The NASDAQ Global Market ranged from $2.11 to $3.95 per share. Stock prices of many newly public companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, financial condition and results of operations.

Our common stock is traded on two separate stock markets and investors seeking to take advantage of price differences between such markets may create unexpected volatility in our share price; in addition, investors may not be able to easily move shares for trading between such markets.

Our shares of common stock are listed and traded on NASDAQ and on AIM.  Our stock will cease to be traded on AIM at the close of business on August 15, 2015 and our admission to trading on AIM will be cancelled on August 18, 2014.  Price levels for our common stock may fluctuate significantly on either market, independent of our common stock price on the other market. Investors could seek to sell or buy our common stock to take advantage of any price differences between the two markets through a practice referred to as arbitrage. Any arbitrage activity could create unexpected volatility in both our common stock prices on either exchange and the volumes of shares of our common stock available for trading on either exchange. In addition, holders of common stock in either jurisdiction will not be immediately able to transfer such common stock for trading on the other market without effecting necessary procedures with our transfer agent. This could result in time delays and additional cost for our stockholders. Further, if we are unable to continue to meet the regulatory requirements for listing on NASDAQ, we may lose our listing on NASDAQ, which could impair the liquidity of shares of our common stock. Investors whose source of funds for the purchase of shares of our common stock is denominated in a currency other than U.S. Dollars may be adversely affected by fluctuations in the exchange rate between such currency and the U.S. Dollar, even if the price of our common stock increases.

We may not be able to maintain our listing on The NASDAQ Stock Market, which would adversely affect the price and liquidity of our common stock.

In order to maintain our listing on NASDAQ, we must satisfy certain minimum listing maintenance requirements under The NASDAQ Marketplace Rules (the “NASDAQ Rules”), including certain independence requirements with respect to our Board of Directors.  On June 16, 2014, Lady Barbara Judge retired as a member of our Board of Directors.  Following Lady Judge’s retirement, only three of the six members of the Board met the independence requirements of the NASDAQ Rules.  As a result, a majority of the Board is not currently comprised of directors who meet the independence requirements as set forth in NASDAQ Rule 5605(b)(1), which requires that a NASDAQ-listed company’s board of directors consist of a majority of independent directors (as defined in NASDAQ Rule 5605(a)(2)). On July 8, 2014, we received a notice from NASDAQ providing that NASDAQ, in accordance with NASDAQ Rule 5605(b)(1)(A), will provide us with a cure period in order to regain compliance as follows: (i) until the earlier of our next annual stockholders’ meeting or June 16, 2015; or (ii) if the next annual stockholders’ meeting is held before December 15, 2014, then no later than December 15, 2014.

If we do not regain compliance with NASDAQ Rule 5605(b)(1) within the cure period, NASDAQ will provide written notification to us that our common stock will be delisted, which we may appeal to a NASDAQ Hearings Panel. There can be no assurance that, if we do appeal the delisting to a NASDAQ Hearings Panel, that such appeal would be successful.  A delisting of our common stock would negatively impact us by eliminating the liquidity and market price of our common stock and potentially reducing the number of investors willing to hold or acquire our common stock.

A significant portion of our total outstanding shares may be sold into the market pursuant to registration rights of certain stockholders. If there are substantial sales of shares of our common stock, the price of shares of our common stock could decline.

The price of shares of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. As of July 31, 2014, we had 55,370,017 shares of common stock outstanding (which includes 62,221,161 shares of common stock outstanding and 6,851,144 shares of common stock issuable upon the conversion of preferred stock).

The holders of up to an aggregate of 6,768,874 shares of our common stock (which includes shares of our Series A Preferred Stock on an as-converted to common stock basis) outstanding as of July 31, 2014 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

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

As of July 31, 2014, our directors, executive officers and holders of more than 5% of our common stock (which includes preferred stock on an as converted to common stock basis), together with their respective affiliates, beneficially own, in the aggregate, 38% of our outstanding capital stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of shares of our common stock by:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

(a) Exhibits

Exhibit		Incorporated by Reference			Filing	Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to					X

Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 31a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

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

PLANET PAYMENT, INC.
(Registrant)

Dated: August 11, 2014	By:	/S/ CARL J. WILLIAMS
Carl J. Williams
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 11, 2014	By:	/S/ ROBERT J. COX III
Robert J. Cox III
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filing	Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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