Form 10-Q
period 2014-09-30
Planet Payment Inc
filed 2014-11-06
CIK 1362925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014 there were 55,808,613 shares of the registrant’s common stock outstanding.

Planet Payment, Inc.

Report on Form 10-Q

For the Quarterly Period Ended September 30, 2014

Planet Payment®, iPAY® and Pay in Your Currency® and our logo are registered trademarks of Planet Payment and Shop in Your Currency ™ is an additional trademark of Planet Payment. All other service marks, trademarks and trade names appearing in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Planet Payment, Inc.

Condensed Consolidated Balance Sheets

	As of September 30,	As of December 31,
	2014	2013
	(unaudited)
Current assets:
Cash and cash equivalents	$8,745,476	$6,572,468
Restricted cash	4,542,734	3,471,023
Accounts receivable, net of allowances of $0.2 million as of September 30, 2014 and December 31, 2013	5,757,686	6,016,296
Prepaid expenses and other assets	1,396,690	1,457,660
Total current assets	20,442,586	17,517,447
Other assets:
Restricted cash	430,992	446,044
Property and equipment, net	2,266,778	2,198,640
Software development costs, net	4,710,241	4,904,415
Intangible assets, net	2,248,455	2,820,909
Goodwill	333,635	362,063
Security deposits and other assets	2,293,022	2,141,620
Total other assets	12,283,123	12,873,691
Total assets	$32,725,709	$30,391,138
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$438,619	$585,604
Accrued expenses	2,987,445	5,032,620
Due to merchants	4,464,134	3,018,900
Current portion of capital leases	511,236	466,010
Total current liabilities	8,401,434	9,103,134
Long-term liabilities:
Long-term portion of capital leases and deferred revenue	1,553,988	1,432,513
Total long-term liabilities	1,553,988	1,432,513
Total liabilities	9,955,422	10,535,647
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock— 10,000,000 shares authorized as of September 30, 2014 and December 31, 2013, $0.01 par value: Series A— 2,243,750 issued and outstanding as of September 30, 2014 and December 31, 2013; $8,975,000 aggregate liquidation preference	22,438	22,438
Common stock—250,000,000 shares authorized as of September 30, 2014 and December 31, 2013, $0.01 par value, and 55,808,613 and 55,037,488 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	558,086	550,375
Additional paid-in capital	102,951,649	101,038,685
Accumulated other comprehensive (loss) income	(68,897)	135,231
Accumulated deficit	(80,692,989)	(81,891,238)
Total stockholders’ equity	22,770,287	19,855,491
Total liabilities and stockholders’ equity	$32,725,709	$30,391,138

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue:
Net revenue	$11,312,303	$10,472,912	$34,372,025	$34,323,638
Operating expenses:
Cost of revenue:
Payment processing services fees	2,613,327	2,742,520	7,507,005	8,293,744
Processing and service costs	3,222,608	3,230,876	10,182,522	9,585,178
Total cost of revenue	5,835,935	5,973,396	17,689,527	17,878,922
Selling, general and administrative expenses	4,369,155	5,320,571	13,953,925	16,492,210
Restructuring charges	512,589	—	1,195,556	—
Total operating expenses	10,717,679	11,293,967	32,839,008	34,371,132
Income (loss) from operations	594,624	(821,055)	1,533,017	(47,494)
Other (expense) income:
Interest expense	(15,201)	(21,394)	(47,187)	(50,305)
Interest income	1,245	278	1,708	802
Other income	—	—	16,949	—
Total other expense, net	(13,956)	(21,116)	(28,530)	(49,503)
Income (loss) before (provision) benefit for income taxes	580,668	(842,171)	1,504,487	(96,997)
(Provision) benefit for income taxes	(112,543)	33,617	(306,238)	(34,950)
Net income (loss)	$468,125	$(808,554)	$1,198,249	$(131,947)
Basic net income (loss) per share applicable to common stockholders	$0.01	$(0.02)	$0.02	$(0.00)
Diluted net income (loss) per share applicable to common stockholders	$0.01	$(0.02)	$0.02	$(0.00)
Weighted average common stock outstanding (basic)	54,141,669	53,051,626	53,855,361	52,888,734
Weighted average common stock outstanding (diluted)	54,977,485	53,051,626	55,263,634	52,888,734

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net income (loss)	$468,125	$(808,554)	$1,198,249	$(131,947)
Foreign currency translation adjustment	(191,158)	126,382	(204,128)	48,044
Total comprehensive income (loss)	$276,967	$(682,172)	$994,121	$(83,903)

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$1,198,249	$(131,947)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	951,390	864,924
Depreciation and amortization expense	2,308,057	2,123,152
Provision for doubtful accounts	29,133	259,443
Disposal of property and equipment	—	4,979
Gain on insurance settlement	—	(301,281)
Changes in operating assets and liabilities:
Decrease (increase) in settlement assets	938,937	(5,869)
Decrease (increase) in accounts receivables, prepaid expenses and other current assets	317,807	(1,038,277)
Increase in security deposits and other assets	(178,762)	(604,914)
Decrease in accounts payable and accrued expenses	(2,074,287)	(777,209)
Decrease in due to merchants	(565,414)	(194,984)
Other	(37,127)	(22,082)
Net cash provided by operating activities	2,887,983	175,935
Cash flows from investing activities:
Insurance proceeds	—	401,281
Increase in restricted cash	(1,995,596)	(9,954)
Increase in merchant reserves	2,010,648	—
Purchase of property and equipment	(100,935)	(761,372)
Capitalized software development	(1,037,978)	(1,132,921)
Purchase of intangible assets	(106,264)	(99,107)
Net cash used in investing activities	(1,230,125)	(1,602,073)
Cash flows from financing activities:
Proceeds from the issuance of common stock	934,032	483,184
Principal payments on capital lease obligations	(418,882)	(344,297)
Net cash provided by financing activities	515,150	138,887
Effect of exchange rate changes on cash and cash equivalents(*)	—	—
Net increase (decrease) in cash and cash equivalents	2,173,008	(1,287,251)
Beginning of period	6,572,468	6,002,457
End of period	$8,745,476	$4,715,206
Supplemental disclosure:
Cash paid for:
Interest	$48,898	$48,431
Income taxes	598,511	294,687
Non-cash investing and financing activities:
Assets acquired under capital leases	$429,611	$561,469
Accrued capitalized hardware, software and fixed assets	32,937	50,828
Capitalized stock-based compensation	40,415	40,303

(*)                                 For the nine months ended September 30, 2014 and 2013, the effect of exchange rate changes on cash and cash equivalents was inconsequential.

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Business description and basis of presentation

Business description

Planet Payment, Inc. together with its wholly owned subsidiaries (“Planet Payment,” the “Company,” “we,” or “our”) is a provider of international payment and transaction processing and multi-currency processing services. The Company provides its services to approximately 93,000 active merchant locations in 23 countries and territories across the Asia Pacific region, the Americas, the Middle East, Africa and Europe, primarily through its acquiring bank and processor customers, as well as through its own direct sales force.  The Company provides banks and their merchants with innovative services to accept, process and reconcile electronic payments.  The Company’s point-of-sale and e-commerce services are integrated within the payment card transaction process enabling its acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels.  The Company’s ATM services provide its domestic and international acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction.  The Company also offers non-financial transaction processing services that allow merchants to offer a range of commercial services including pre-paid mobile phone top-up, bill payments and insurance premium payments, using the same point-of-sale devices deployed to accept payment cards.  The Company is a registered third party processor with the major card associations and operates in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

Basis of presentation

The unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Planet Payment, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Unaudited condensed consolidated interim financial information

The accompanying unaudited condensed consolidated interim financial statements as of September 30, 2014 and for the periods ended September 30, 2014 and 2013 have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the statement of operations, financial position and cash flows. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the interim period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  The December 31, 2013 balance sheet information has been derived from the audited financial statements at that date. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulation of the Securities and Exchange Commission, or SEC.

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

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718) (“ASU 2014-12”), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award.  The guidance is effective for periods beginning after December 15, 2015.  The guidance can be applied prospectively for all awards granted or modified after the effective date or retrospectively to all awards with performance targets outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter.  We do not expect a material impact on our financial condition, results of operations or cash flows from the adoption of this guidance.

3. Concentration of credit risk

The Company’s assets that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and receivables from clients. The Company places some of its cash, cash equivalents, and restricted cash with financial banking institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.

The Company maintains an allowance for uncollectible accounts receivable based on expected collectability and performs ongoing credit evaluations of customers’ financial condition.

The Company’s accounts receivable concentrations of 10% and greater are as follows:

	As of September 30, 2014	As of December 31, 2013
Customer A	21%	22%
Customer B (*)	**	12
Customer C	**	13

(*)                                 Customer B is a sponsoring bank for certain merchants within the Company’s payment processing services. Customer B serves as an aggregator of merchant transactions and therefore, there is a concentration risk relating to receivables.  However, revenues are generated from individual merchants that individually do not exceed 10% of the Company’s revenue.

(**)                          Less than 10% accounts receivable concentration.

The Company’s revenue concentrations of 10% and greater are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Customer A	21%	22%	21%	21%
Customer C	*	*	10	13

(*)                                 Less than 10% revenue concentration.

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$468,125	$(808,554)	$1,198,249	$(131,947)
Amounts allocated to participating preferred stockholders under the two-class method	(52,490)	—	(134,357)	—
Net income (loss) applicable to common stockholders (basic and diluted)	$415,635	$(808,554)	$1,063,892	$(131,947)
Denominator:
Weighted average common stock outstanding (basic)	54,141,669	53,051,626	53,855,361	52,888,734
Common equivalent shares from options and warrants to purchase common stock	835,816	—	1,408,273	—
Weighted average common stock outstanding (diluted)(1)	54,977,485	53,051,626	55,263,634	52,888,734
Basic net income (loss) per share applicable to common stockholders	$0.01	$(0.02)	$0.02	$(0.00)
Diluted net income (loss) per share applicable to common stockholders(1)	$0.01	$(0.02)	$0.02	$(0.00)

(1)                                 In accordance with ASC 260-10-45-48 for the three and nine months ended September 30, 2014 and 2013, the Company has excluded 1,394,550 and 1,383,941, respectively, of contingently issued restricted shares from diluted weighted average common stock outstanding as the contingencies (a) were not satisfied at the reporting date nor (b) would have been satisfied if the reporting date was at the end of the contingency period.

The following table sets forth the weighted average securities outstanding that have been excluded from the diluted net income (loss) per share calculation because the effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Stock options	5,110,132	8,507,266	3,638,125	8,369,974
Restricted stock awards	149,174	206,642	51,590	96,036
Warrants	33,426	591,187	29,913	594,736
Convertible preferred stock(1)	6,851,144	6,851,144	6,851,144	6,851,144
Total anti-dilutive securities	12,143,876	16,156,239	10,570,772	15,911,890

(1)                               Diluted net income (loss) per share increases (decreases) when convertible preferred stock is included in the required sequence in the diluted earnings per share computation. As such, convertible preferred stock is excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2014 and 2013.

5. Stock-based compensation expense and assumptions

During the first and second quarters of 2014 0.4 million and 0.1 million stock options, respectively, were granted to certain employees of the Company with a grant fair value of $0.6 million and $0.2 million, respectively.  The actual number of shares that will be issued upon exercise of options is subject to the achievement of service-based vesting conditions.  Stock-based compensation expense is recorded on a straight line basis from the date of the grant over the requisite service period of 36 months.

During the second quarter of 2014, 0.3 million restricted market-based performance stock awards with a grant fair value of $5,735 were granted to certain employees of the Company.  The final number of vested shares is subject to the achievement of certain market-based performance targets and vesting conditions.  Given the inconsequential nature of the amount, we recorded the entire expense at the time of the grant.

During the second quarter of 2014, 0.1 million restricted stock awards with a grant fair value of $0.2 million were granted to certain employees of the Company.  The final number of vested shares is subject to service-based vesting conditions.  Expense is recorded on a straight line basis from the date of the grant over the applicable service period of 36 months.

During the third quarter of 2014, 0.3 million restricted market-based performance stock awards with a grant fair value of $1,023 were granted to an employee of the Company.  The final number of vested shares is subject to the achievement of certain market-based performance targets and vesting conditions.  Given the inconsequential nature of the amount, we recorded the entire expense at the time of the grant.

During the third quarter of 2014, 0.1 million restricted stock awards with a grant fair value of $0.3 million were granted to certain members of the Company’s Board of Directors.  The final number of vested shares is subject to service-based vesting conditions.  Expense is recorded on a straight line basis from the date of the grant over the applicable service period of 12 months.

Stock-based compensation expense is measured at the grant date based on fair value and recognized as an expense over the requisite service period, net of an estimated forfeiture rate.

The following summarizes stock-based compensation expense recognized by income statement classification:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Processing and service costs	$69,275	$65,284	$195,585	$173,089
Selling, general and administrative expenses	207,405	250,684	631,755	691,835
Restructuring charges	88,917	—	124,050	—
Total stock-based compensation expense	$365,597	$315,968	$951,390	$864,924

The following summarizes stock-based compensation expense recognized by type:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Stock options	$235,573	$228,423	$655,965	$739,992
Restricted stock awards	130,024	87,545	295,425	124,932
Total stock-based compensation expense	$365,597	$315,968	$951,390	$864,924

6. Property and equipment

Property and equipment, net consist of the following:

	Estimated useful life (years)	As of September 30, 2014	As of December 31, 2013
Equipment	2 - 5	$928,449	$939,129
Computer hardware	3 - 5	2,957,168	2,493,658
Furniture and fixtures	5 - 7	194,753	182,562
Leasehold improvements	5 - 10	739,138	689,648
Total property and equipment, gross		4,819,508	4,304,997
Less: Accumulated depreciation and amortization		(2,552,730)	(2,106,357)
Property and equipment, net		$2,266,778	$2,198,640

Property and equipment depreciation and amortization expense is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Depreciation and amortization expense	$164,253	$136,193	$460,444	$407,684

7. Goodwill and intangible assets

The change in carrying amount of goodwill for the nine months ended September 30, 2014 is as follows:

Goodwill, gross, as of December 31, 2013	$362,063
Impact of change in Euro exchange rate	(28,428)
Accumulated impairment losses as of September 30, 2014	—
Goodwill, net, as of September 30, 2014	$333,635

The entire goodwill balance is assigned to the payment processing services segment as this is the reporting unit expected to benefit from the synergies of the combination.

Intangible assets are recorded at estimated fair value and are amortized ratably over their estimated useful lives to processing and service costs, which are included in cost of revenue.

The gross book value, accumulated amortization and amortization periods of intangible assets were as follows:

	As of September 30, 2014			As of December 31, 2013			Amortization
	Gross book	Accumulated	Net book	Gross book	Accumulated	Net book	period
	value	amortization	value	value	amortization	value	(years)
Trademarks and patents	$1,145,218	$(366,654)	$778,564	$1,100,696	$(327,200)	$773,496	15-21
Technology	2,778,453	(1,308,562)	1,469,891	3,015,192	(967,779)	2,047,413	5
Intangible assets, net	$3,923,671	$(1,675,216)	$2,248,455	$4,115,888	$(1,294,979)	$2,820,909

Amortization expense related to intangible assets is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Amortization expense	$210,627	$163,274	$550,082	$567,449

8. Commitments and contingencies

Employment agreements

Pursuant to employment agreements with certain employees, the Company had a commitment to pay severance of approximately $1.2 million and $2.0 million as of September 30, 2014 and December 31, 2013, respectively, in the event of termination without cause, as defined in the employment agreements. Additionally, in the event of termination upon a change of control, as defined in the employment agreements, the Company had a commitment to pay severance of approximately $1.4 million and $2.3 million as of September 30, 2014 and December 31, 2013, respectively.

Contingent liabilities

In instances where the Company is acting as the merchant acquirer, the Company bears a risk that a merchant may engage in fraud by submitting for payment certain credit card transactions that may have been manipulated, are fictitious, or are otherwise not bona fide. Similarly, the Company bears the risk that a merchant becomes insolvent, owing money to cardholders. To the extent that such fraud or insolvency occurs in circumstances where the Company is liable to make good any resultant losses, this could affect the Company’s operating results and cash flows. The Company has required certain merchants to post cash reserves of approximately $0.5 million with the sponsoring bank against such liabilities and has itself paid the sponsoring bank a security deposit in connection therewith, as shown on the consolidated balance sheets. In addition, the Company holds merchant reserves of approximately $2.2 million.  This reserve amount is included in “Restricted cash” with an offset in “Due to merchants”.  Under FASB ASC 460, Guarantees, the Company evaluates its ultimate risk and records an estimate of potential loss for chargeback’s related to merchant fraud and processing errors based upon an assessment of actual historical fraud rates and errors in processing compared to recent bank card processing volume levels. No contingent liability has been recorded as of September 30, 2014 and December 31, 2013, as the risk of material loss is considered remote. The Company monitors these contingent liabilities on a quarterly basis and will provide for a reserve if deemed necessary.

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

Pursuant to the agreement, the Company is liable for all losses incurred by the sponsoring bank with respect to the activities of our merchants sponsored under the agreement.  No contingent liability has been recorded as of September 30, 2014 as the risk of material loss is considered remote based on historical information.  The Company monitors this contingent liability on a quarterly basis and will provide for a reserve if deemed necessary.

9. Related party transactions

The Company incurred the following amounts to companies that are principally owned by executives, directors or stockholders of the Company:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Rent	$126,451	$128,364	$377,544	$294,518
Consulting and professional fees	1,414	12,773	4,840	52,563

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

10. Accrued expenses

The following are the components of accrued expenses:

	As of September 30, 2014	As of December 31, 2013
Bonus	$101,010	$419,205
Professional fees	193,639	322,547
Gift card liabilities	119,125	1,150,096
Deferred revenue (*)	657,145	549,390
Other (**)	1,916,526	2,591,382
Total accrued expenses	$2,987,445	$5,032,620

(*) Current deferred revenue will be recognized as revenue ratably over the next 12 months.  Included in the balance sheet classification “Long-term portion of capital leases liability and deferred revenue” are the non-current portion of deferred revenue in the amount of $1.0 million and $0.9 million as of September 30, 2014 and December 31, 2013, respectively.

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

Information about revenue, profit and assets

The CODM evaluates performance and allocates resources based on net revenue and gross profit of each segment. For purposes of analyzing segments, gross profit of the multi-currency processing services segment is equal to net revenue less multi-currency cost of sales of $0.4 million and $0.3 million, which is included in “processing and services costs” for the three months ended September 30, 2014 and 2013, respectively, and $1.5 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively.  The gross profit for the payment processing services segment includes net revenue of the segment less the cost of revenue component “payment processing services fees”, which includes interchange and card network fees and assessments. Net revenue and gross profit by geographical region is based upon where the transaction originated. Lastly, the Company does not evaluate performance or allocate resources using segment asset data.  Long-lived assets are primarily located in North America and Europe and as of September 30, 2014 and December 31, 2013, long-lived asset amounts are $9.6 million and $10.3 million, respectively.

The Company conducts its business primarily in three geographical regions: Asia Pacific (“APAC”), the Americas, and Central Europe, Middle East and Africa (“CEMEA”). The following table provides revenue concentration by geographic region. Analysis of revenue by segment and geographical region and reconciliations to consolidated revenue and gross profit are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net Revenue:
APAC	$3,967,352	$3,629,098	$11,955,505	$11,140,930
Americas	1,862,440	1,622,659	5,152,889	4,741,143
CEMEA	1,240,311	1,307,448	5,525,690	5,955,048
Total multi-currency processing services revenue	7,070,103	6,559,205	22,634,084	21,837,121
Payment processing services revenue	4,242,200	3,913,707	11,737,941	12,486,517
Net revenue	$11,312,303	$10,472,912	$34,372,025	$34,323,638
Gross Profit:
APAC	$3,948,116	$3,613,065	$11,886,221	$11,072,546
Americas	1,811,231	1,597,014	5,033,286	4,666,282
CEMEA	921,507	1,037,551	4,211,680	4,962,435
Total multi-currency processing services gross profit	6,680,854	6,247,630	21,131,187	20,701,263
Payment processing services gross profit	1,628,873	1,171,187	4,230,936	4,192,774
Total gross profit	$8,309,727	$7,418,817	$25,362,123	$24,894,037

Payment processing service revenue and gross profit is the result of transactions that primarily originated in the Americas and no individual customer of the payment processing segment was greater than 10% of segment revenue.

Concentration of revenue by customer by geographical region:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Multi-currency processing services revenue:
APAC:
Customer A	61%	64%	61%	64%
Americas:
Customer D	18	24	18	27
Customer E	24	32	22	31
Customer F	*	11	*	10
Customer G	*	11	*	*
Customer I	21	*	19	*
CEMEA:
Customer C	57	67	60	75
Customer H	43	33	40	25

(*)                                 Less than 10% revenue concentration.

12. Restructuring charges

In 2014, the Company initiated a realignment of its workforce aimed at achieving greater operational efficiencies.  The Company reduced its workforce by 30 people, or 17% of its total employees, including senior-level positions.  As a result of the realignment, the Company incurred total restructuring charges during the three and nine months ended September 30, 2014 of approximately $0.5 million and $1.2 million, respectively.

The table below sets forth the cash components and activity associated with the realignment of workforce and business for the nine months ended September 30, 2014:

	Balance as of January 1, 2014	Charges	Cash Payments	Balance as of September 30, 2014
Severance and benefits	$—	$986,653	$493,306	$493,347
Legal expenses and other	—	54,373	53,470	903
Total restructuring charges	$—	$1,041,026	$546,776	$494,250

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

14.   Subsequent Events

In October 2014, the Company announced that its Board of Directors authorized the repurchase of up to $6.0 million of the Company’s outstanding shares of common stock.  The shares may be purchased from time to time for a period ending December 31, 2015.  The timing, price and quantity of purchases will be at the discretion of the Company and the program may be discontinued or suspended at any time.  As of September 30, 2014, no purchases have been made.

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

Business overview

We believe Planet Payment is a leading provider of international payment and transaction processing and multi-currency processing services. We provide our services to approximately 93,000 active merchant locations in 23 countries and territories across the Asia Pacific region, the Americas, the Middle East, Africa and Europe, primarily through our acquiring bank and processor customers, as well as through our own direct sales force. Our point-of-sale and e-commerce services help merchants sell more goods and services to consumers and, together with our ATM services, enable our acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels.

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

Key trends

Our financial results have been and we believe will continue to be impacted by trends in the international payment processing industry, including the global shift toward electronic-based methods of payments and away from paper-based methods of payment, the increasing levels of international travel and commerce and the rapid adoption of e-commerce on a global scale. Our results are impacted by the changes in levels of international spending using electronic methods, and as a result, negative trends in the global economy and other factors which negatively impact international travel may negatively impact the growth in total transaction volume processed using our platform. The global economy has been undergoing a period of economic uncertainty and stock markets are experiencing high levels of volatility, and it is difficult to predict how long this uncertainty and volatility will continue.

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

The following is a table consisting of non-GAAP financial measures and certain other business statistics that management monitors:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
KEY METRICS:
Consolidated gross billings(1)	$28,949,503	$26,598,328	$92,419,389	$89,507,161
Total settled dollar volume processed(2)	$2,065,917,621	$1,693,086,504	$6,165,629,259	$5,124,389,640
Adjusted EBITDA (non-GAAP)(3)	$2,214,653	$213,029	$5,880,919	$2,940,582
Capitalized expenditures	$320,250	$442,374	$1,318,529	$2,084,531
Total active merchant locations (at period end)(4)	92,746	46,272	92,746	46,272
Total settled transactions processed(5)	26,539,189	15,154,838	76,869,565	43,215,992
Multi-currency processing services key metrics:
Active merchant locations (at period end)(4)	46,256	24,106	46,256	24,106
Settled transactions processed(6)	3,229,780	2,983,102	9,695,210	9,042,446
Gross foreign currency mark-up(7)	$24,707,303	$22,684,621	$80,681,448	$77,020,644
Settled dollar volume processed(8)	$585,154,217	$560,228,417	$1,925,853,201	$1,895,901,344
Average net mark-up percentage on settled dollar volume processed(9)	1.14%	1.17%	1.12%	1.15%
Payment processing services key metrics:
Active merchant locations (at period end)(4)	46,510	22,189	46,510	22,189
Payment processing services revenue(10)	$4,242,200	$3,913,707	$11,737,941	$12,486,517
Settled transactions processed(11)	23,309,409	12,171,736	67,174,355	34,173,546
Settled dollar volume processed(12)	$1,480,763,404	$1,132,858,087	$4,239,776,058	$3,228,488,296

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

(4)                                We consider a merchant location to be active as of a date if the merchant completed at least one revenue-generating transaction at the location during the 90-day period ending on such date. The total number of active merchant locations exceeds the total number of merchants, as merchants may have multiple locations. As of September 30, 2014 and 2013, there were 20 and 23 active merchant locations, respectively, included in both multi-currency and payment processing active merchant locations but are not included in total active merchant locations, in order to eliminate counting these locations twice.

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

(9)                                 Represents the average net foreign currency mark-up percentage earned on settled dollar volume processed using our multi-currency processing services. The average net mark-up percentage on settled dollar volume processed is calculated by taking total multi-currency processing services net revenue ($7.1 million and $6.6 million for the three months ended September 30, 2014 and 2013, respectively, and $22.6 million and $21.8 million for the nine months ended September 30, 2014 and 2013, respectively) and dividing by settled dollar volume processed (see footnote 8).  For purposes of calculating “Average net mark-up percentage on settled dollar volume processed”, multi-currency processing services revenue includes revenue related to multi-currency transactions only.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net income (loss), our most directly comparable financial measure in accordance with GAAP:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
ADJUSTED EBITDA:
Net income (loss)	$468,125	$(808,554)	$1,198,249	$(131,947)
Interest expense	15,201	21,394	47,187	50,305
Interest income	(1,245)	(278)	(1,708)	(802)
Provision (benefit) for income taxes	112,543	(33,617)	306,238	34,950
Depreciation and amortization	830,760	718,116	2,308,057	2,123,152
Stock-based compensation expense	276,680	315,968	827,340	864,924
Restructuring charges	512,589	—	1,195,556	—
Adjusted EBITDA (non-GAAP)	$2,214,653	$213,029	$5,880,919	$2,940,582

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

Analysis of revenue by segment and geographical region:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue:
APAC	$3,967,352	$3,629,098	$11,955,505	$11,140,930
Americas	1,862,440	1,622,659	5,152,889	4,741,143
CEMEA	1,240,311	1,307,448	5,525,690	5,955,048
Total multi-currency processing services revenue	7,070,103	6,559,205	22,634,084	21,837,121
Payment processing services revenue	4,242,200	3,913,707	11,737,941	12,486,517
Net revenue	$11,312,303	$10,472,912	$34,372,025	$34,323,638

A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the three and nine months ended September 30, 2014, subsidiaries of Global Payments, Inc. represented 21% of our revenue and Network International, LLC represented 6% and 10% of our revenue, respectively.

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

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
		% of		% of		% of		% of
	$ amount	revenue	$ amount	revenue	$ amount	revenue	$ amount	revenue
Revenue:
APAC	$3,967,352	35.1%	$3,629,098	34.7%	$11,955,505	34.8%	$11,140,930	32.5%
Americas	1,862,440	16.5	1,622,659	15.5	5,152,889	15.0	4,741,143	13.8
CEMEA	1,240,311	11.0	1,307,448	12.5	5,525,690	16.1	5,955,048	17.3
Total multi-currency processing services revenue	7,070,103	62.6	6,559,205	62.7	22,634,084	65.9	21,837,121	63.6
Payment processing services revenue	4,242,200	37.4	3,913,707	37.3	11,737,941	34.1	12,486,517	36.4
Net revenue	11,312,303	100.0	10,472,912	100.0	34,372,025	100.0	34,323,638	100.0
Operating expenses:
Cost of revenue:
Payment processing services fees	2,613,327	23.1	2,742,520	26.2	7,507,005	21.8	8,293,744	24.2
Processing and service costs	3,222,608	28.5	3,230,876	30.8	10,182,522	29.6	9,585,178	27.9
Total cost of revenue	5,835,935	51.6	5,973,396	57.0	17,689,527	51.4	17,878,922	52.1
Selling, general and administrative expenses	4,369,155	38.6	5,320,571	50.8	13,953,925	40.6	16,492,210	48.0
Restructuring charges	512,589	4.5	—	—	1,195,556	3.5	—	—
Total operating expenses	10,717,679	94.7	11,293,967	107.8	32,839,008	95.5	34,371,132	100.1
Income (loss) from operations	594,624	5.3	(821,055)	(7.8)	1,533,017	4.5	(47,494)	(0.1)
Other (expense) income:
Interest expense	(15,201)	(0.1)	(21,394)	(0.2)	(47,187)	(0.1)	(50,305)	(0.1)
Interest income	1,245	0.0	278	0.0	1,708	0.0	802	0.0
Other income	—	—	—	—	16,949	0.0	—	—
Total other expense, net	(13,956)	(0.1)	(21,116)	(0.2)	(28,530)	(0.1)	(49,503)	(0.1)
Income (loss) before (provision) benefit for income taxes	580,668	5.2	(842,171)	(8.0)	1,504,487	4.4	(96,997)	(0.2)
(Provision) benefit for income taxes	(112,543)	(1.0)	33,617	0.3	(306,238)	(0.9)	(34,950)	(0.1)
Net income (loss)	$468,125	4.2	$(808,554)	(7.7)%	$1,198,249	3.5%	$(131,947)	(0.3)%

Comparison of the three months ended September 30, 2014 and 2013

Revenue

	Three months ended September 30,		Variance
	2014	2013	Amount	Percent
APAC	$3,967,352	$3,629,098	$338,254	9%
Americas	1,862,440	1,622,659	239,781	15
CEMEA	1,240,311	1,307,448	(67,137)	(5)
Total multi-currency processing services revenue	7,070,103	6,559,205	510,898	8
Payment processing services revenue	4,242,200	3,913,707	328,493	8
Net revenue	$11,312,303	$10,472,912	$839,391	8

Net revenue increased $0.8 million, or 8%, to $11.3 million for the three months ended September 30, 2014 from $10.5 million for the three months ended September 30, 2013.  These changes are described below.

Multi-currency processing services revenue

APAC multi-currency processing services revenue.  APAC multi-currency processing services revenue increased $0.3 million, or 9%, to $3.9 million for the three months ended September 30, 2014 from $3.6 million for the three months ended September 30, 2013. The increase in APAC multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three months ended September 30,		Variance
	2014	2013	Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	14,241	12,290	1,951	16%
APAC multi-currency processing settled transactions processed	1,487,209	1,353,123	134,086	10
APAC multi-currency processing gross foreign currency mark-up	$15,263,132	$13,962,825	$1,300,307	9
APAC multi-currency processing settled dollar volume processed	$352,348,298	$325,342,461	$27,005,837	8
APAC average net mark-up % on settled dollar volume processed	1.13%	1.12%	0.01%	1

The 8% increase in settled dollar volume processed resulted in a $0.3 million increase to revenue.  The increase in settled dollar volume processed was primarily due to the 16% increase in active merchant locations.

Americas multi-currency processing services revenue.  Americas multi-currency processing services revenue increased $0.2 million, or 15%, to $1.8 million for the three months ended September 30, 2014 from $1.6 million for the three months ended September 30, 2013.  The increase in Americas multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three months ended September 30,			Variance
	2014		2013	Amount	Percent
Americas multi-currency processing active merchant locations (at period end)	17,641		3,815	13,826	362%
Americas multi-currency processing settled transactions processed	791,145		807,676	(16,531)	(2)
Americas multi-currency processing gross foreign currency mark-up	$3,925,738		$3,737,011	$188,727	5
Americas multi-currency processing settled dollar volume processed	$91,860,134		$99,261,405	$(7,401,271)	(8)
Americas average net mark-up % on settled dollar volume processed	1.60	%*	1.63%	(0.03)%	(2)

The 15% increase in Americas multi-currency processing revenue is due to revenues earned on non-transactional services of $0.4 million partially offset by an 8% decrease in settled dollar volume processed, which resulted in a $0.2 million decrease to revenue. The primary reason for the decrease in settled dollar volume processed is due to a decrease in volume for a specific currency and certain retail merchants.

(*)                                 For purposes of calculating “Average net mark-up percentage on settled dollar volume processed”, multi-currency processing services revenue includes revenue related to multi-currency transactions only.

CEMEA multi-currency processing services revenue. CEMEA multi-currency processing services revenue decreased $0.1 million, or 5%, to $1.2 million for the three months ended September 30, 2014 from $1.3 million for the three months ended September 30, 2013.  The decrease in CEMEA multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three months ended September 30,		Variance
	2014	2013	Amount	Percent
CEMEA multi-currency processing active merchant locations (at period end)	14,374	8,001	6,373	80%
CEMEA multi-currency processing settled transactions processed	951,426	822,303	129,123	16
CEMEA multi-currency processing gross foreign currency mark-up	$5,518,433	$4,984,785	$533,648	11
CEMEA multi-currency processing settled dollar volume processed	$140,945,785	$135,624,551	$5,321,234	4
CEMEA average net mark-up % on settled dollar volume processed	0.88%	0.96%	(0.08)%	(9)

The 9% decrease in average net mark-up percentage on settled dollar volume processed resulted in a $0.1 million decrease to revenue.  This decrease is primarily a result of customer and pricing mix.

Payment processing services revenue

Payment processing services revenue is primarily earned from transaction processing services for customers in North America.  Payment processing services revenue increased $0.3 million, or 8%, to $4.2 million for the three months ended September 30, 2014 from $3.9 million for the three months ended September 30, 2013.  The increase was primarily due to professional service fees and transaction processing fees, arising from the roll-out of new payment processing customers for both financial and non-financial transactions.

Cost of revenue

	Three months ended September 30,		Variance
	2014	2013	Amount	Percent
Payment processing services fees	$2,613,327	$2,742,520	$(129,193)	(5)%
Processing and service costs	3,222,608	3,230,876	(8,268)	(0)
Total cost of revenue	$5,835,935	$5,973,396	$(137,461)	(2)

Payment processing service fees

The decrease in payment processing service fees of $0.1 million, or 5%, to $2.6 million for the three months ended September 30, 2014 from $2.7 million for the three months ended September 30, 2013 is a direct result of the mix of business within the payment processing service revenue.

Processing and service costs

Processing and service costs remained flat at $3.2 million for the three months ended September 30, 2014 and 2013. Salary compensation and related benefits decreased $0.4 million as a result of our headcount realignment during the first 9 months of 2014. This decrease is offset by a 0.2 million decrease in capitalized technology salaries expense, a $0.1 million increase in multi-currency referral commissions earned by third party agents for new multi-currency customers and a $0.1 million increase in amortization expense, related to software and intangible assets.

Selling, general and administrative expenses

	Three months ended September 30,		Variance
	2014	2013	Amount	Percent
Selling, general and administrative expenses	$4,369,155	$5,320,571	$(951,416)	(18)%

Selling, general and administrative decreased $1.0 million, or 18%, to $4.3 million for the three months ended September 30, 2014 from $5.3 million for the three months ended September 30, 2013.  The decrease in selling, general and administrative expenses was primarily due to a decrease in salary compensation and related benefits of $0.7 million as a result of our headcount realignment during the first nine months of 2014, a decrease in public company costs of $0.1 million, a decrease in travel and entertainment costs of $0.1 million and a decrease in sales and marketing of $0.1 million.

Restructuring charges

The Company recorded $0.5 million of restructuring charges in connection with a realignment of its workforce during the three months ended September 30, 2014.  These charges primarily include employee severance and benefits.

Comparison of the nine months ended September 30, 2014 and 2013

Revenue

	Nine months ended September 30,		Variance
	2014	2013	Amount	Percent
APAC	$11,955,505	$11,140,930	$814,575	7%
Americas	5,152,889	4,741,143	411,746	9
CEMEA	5,525,690	5,955,048	(429,358)	(7)
Total multi-currency processing services revenue	22,634,084	21,837,121	796,963	4
Payment processing services revenue	11,737,941	12,486,517	(748,576)	(6)
Net revenue	$34,372,025	$34,323,638	$48,387	0

Net revenue increased to $34.4 million for the nine months ended September 30, 2014 from $34.3 million for the nine months ended September 30, 2013.  These changes are described below.

Multi-currency processing services revenue

APAC multi-currency processing services revenue.  APAC multi-currency processing services revenue increased $0.8 million, or 7%, to $11.9 million for the nine months ended September 30, 2014 from $11.1 million for the nine months ended September 30, 2013. The increase in APAC multi-currency processing services revenue was driven by changes in the following key business metrics:

	Nine months ended September 30,		Variance
	2014	2013	Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	14,241	12,290	1,951	16%
APAC multi-currency processing settled transactions processed	4,446,460	4,017,506	428,954	11
APAC multi-currency processing gross foreign currency mark-up	$46,480,568	$43,114,410	$3,366,158	8
APAC multi-currency processing settled dollar volume processed	$1,082,051,232	$1,018,737,930	$63,313,302	6
APAC average net mark-up % on settled dollar volume processed	1.10%	1.09%	0.01%	1

The 6% increase in settled dollar volume processed resulted in a $0.7 million increase to revenue and the 1% increase to average net mark-up percentage resulted in a $0.1 million increase to revenue.  The increase in settled dollar volume processed was primarily due to the 16% increase in active merchant locations.

Americas multi-currency processing services revenue.  Americas multi-currency processing services revenue increased $0.4 million, or 9%, to $5.1 million for the nine months ended September 30, 2014 from $4.7 million for the nine months ended September 30, 2013.  The increase in Americas multi-currency processing services revenue was driven by changes in the following key business metrics:

	Nine months ended September 30,			Variance
	2014		2013	Amount	Percent
Americas multi-currency processing active merchant locations (at period end)	17,641		3,815	13,826	362%
Americas multi-currency processing settled transactions processed	2,033,629		2,263,754	(230,125)	(10)
Americas multi-currency processing gross foreign currency mark-up	$10,409,281		$10,673,592	$(264,311)	(3)
Americas multi-currency processing settled dollar volume processed	$246,010,608		$291,594,508	$(45,583,900)	(16)
Americas average net mark-up % on settled dollar volume processed	1.69	%*	1.63%	0.06%	4

The 9% increase in Americas revenue is due to revenues earned on non-transactional services of $1.0 million.  This increase is partially offset by a 16% decrease in settled dollar volume processed, which resulted in a $0.6 million decrease to revenue.  The primary reason for the decrease in settled dollar volume processed is due to a decrease in volume for a specific currency and certain retail merchants.

(*)                                 For purposes of calculating “Average net mark-up percentage on settled dollar volume processed”, multi-currency processing services revenue includes revenue related to multi-currency transactions only.

CEMEA multi-currency processing services revenue. CEMEA multi-currency processing services revenue decreased $0.4 million, or 7%, to $5.5 million for the nine months ended September 30, 2014 from $5.9 million for the nine months ended September 30, 2013.  The decrease in CEMEA multi-currency processing services revenue was driven by changes in the following key business metrics:

	Nine months ended September 30,		Variance
	2014	2013	Amount	Percent
CEMEA multi-currency processing active merchant locations (at period end)	14,374	8,001	6,373	80%
CEMEA multi-currency processing settled transactions processed	3,215,121	2,761,186	453,935	16
CEMEA multi-currency processing gross foreign currency mark-up	$23,791,599	$23,232,642	$558,957	2
CEMEA multi-currency processing settled dollar volume processed	$597,791,361	$585,568,906	$12,222,455	2
CEMEA average net mark-up % on settled dollar volume processed	0.92%	1.02%	(0.10)%	(9)

The 9% decrease in average net mark-up percentage on settled dollar volume processed resulted in a $0.5 million decrease to revenue.  This decrease is partially offset by a 2% increase on settled dollar volume processed, which resulted in a $0.1 million increase to revenue.  This decrease is primarily a result of customer and pricing mix.

Payment processing services revenue

Payment processing services revenue is primarily earned from transaction processing services for customers in North America.  Payment processing services revenue decreased $0.8 million, or 6%, to $11.7 million for the nine months ended September 30, 2014 from $12.5 million for the nine months ended September 30, 2013.  The decrease was primarily due to professional services fees recognized in the nine months ended September 30, 2013 but not in 2014.

Cost of revenue

	Nine months ended September 30,		Variance
	2014	2013	Amount	Percent
Payment processing services fees	$7,507,005	$8,293,744	$(786,739)	(9)%
Processing and service costs	10,182,522	9,585,178	597,344	6
Total cost of revenue	$17,689,527	$17,878,922	$(189,395)	(1)

Payment processing service fees

The decrease in payment processing service fees of $0.8 million, or 9%, to $7.5 million for the nine months ended September 30, 2014 from $8.3 million for the nine months ended September 30, 2013 is a direct result of the decrease in payment processing service revenue.

Processing and service costs

The increase in processing and service costs of $0.6 million, or 6%, to $10.2 million for the nine months ended September 30, 2014 from $9.6 million for the nine months ended September 30, 2013 was primarily the result of an increase of $0.4 million in multi-currency referral commissions earned by third party agents for new multi-currency customers and a decrease of $0.4 million in capitalized technology salaries expense.  These increases are partially offset by a decrease to salary compensation and related benefits of $0.2 million as a result of our headcount realignment during the first nine months of 2014.

Selling, general and administrative expenses

	Nine months ended September 30,		Variance
	2014	2013	Amount	Percent
Selling, general and administrative expenses	$13,953,925	$16,492,210	$(2,538,285)	(15)%

Selling, general and administrative decreased $2.5 million, or 15%, to $14.0 million for the nine months ended September 30, 2014 from $16.5 million for the nine months ended September 30, 2013.  The decrease in selling, general and administrative expenses was primarily due to a decrease in salary compensation and related benefits of $2.0 million, a decrease to professional fees of $0.2 million, a decrease to travel and entertainment expenses of $0.2 million, a decrease in stock-based compensation expense of $0.1 million, a decrease to recruiting fees of $0.1 million, a decrease to telecom expenses of $0.1 million, a decrease to sales and marketing of $0.1 million and a decrease to public company costs of $0.1 million.  These decreases are partially offset by a $0.3 million gain recorded in 2013 related to Hurricane Sandy insurance proceeds.

Restructuring charges

The Company recorded $1.2 million of restructuring charges in connection with a realignment of its workforce during the nine months ended September 30, 2014.  These charges primarily include employee severance and benefits.

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

Sources of liquidity

As of September 30, 2014, we had approximately $8.7 million in cash and cash equivalents of which we had $4.5 million in cash held by foreign subsidiaries. Currently, if we were to repatriate cash held by our foreign subsidiaries, to the extent that such repatriation was a taxable event, we could utilize a portion of our $70.4 million net operating loss carryforward to offset the tax obligation, so that no U.S. tax liability would arise. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Capital expenditures

Our capital expenditures related to property and equipment, software development costs, and intangible assets were $1.3 million in the first nine months of 2014.  The 2014 capital expenditures were primarily attributable to our investment in the business primarily through capital expenditures for network infrastructure and investments in software development and equipment.

Cash flows

	Nine months ended September 30,
	2014	2013
Cash provided by operating activities	$2,887,983	$175,935
Cash used in investing activities	(1,230,125)	(1,602,073)
Cash provided by financing activities	515,150	138,887

Operating activities

Cash provided by operating activities during the nine months ended September 30, 2014 was $2.9 million, comprising $4.5 million of cash generated by operations and a net decrease in our operating assets and liabilities of $1.6 million. This net decrease in our operating assets and liabilities of $1.6 million primarily consisted of a $2.1 million decrease in accounts payable and accrued expenses, a $0.6 million decrease in due to merchants and a $0.2 increase in security deposits and other assets. These decreases were partially offset by a $0.9 decrease in settlement assets and a $0.3 million decrease in accounts receivables, prepaid expenses and other current assets. Cash generated by operations of $4.5 million was inclusive of net income of $1.2 million and total non-cash charges of $3.3 million. Significant non-cash adjustments to net income primarily include depreciation and amortization expense of $2.3 million and stock option expense of $1.0 million.

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

Investing activities

Cash used in investing activities for the nine months ended September 30, 2014 was $1.2 million, which was attributable to a $2.0 increase in restricted cash and a $1.2 million investment in the business through capital expenditures for network infrastructure and investments in software development.  These decreases were partially offset by an increase in merchant reserves of $2.0 million.

Cash used in investing activities for the nine months ended September 30, 2013 was $1.6 million, which was primarily attributable to our investment in the business through capital expenditures for network infrastructure and investments in software development and tenant improvements at our corporate office following Hurricane Sandy.

Financing activities

Cash provided by financing activities for the nine months ended September 30, 2014 was $0.5 million, comprising of $0.9 million in proceeds from option exercises offset by $0.4 million in capital lease payments.

Cash provided by financing activities for the nine months ended September 30, 2013 was $0.1 million, comprising of $0.5 million in proceeds from option exercises offset by $0.4 million in capital lease payments.

Contractual obligations and commitments

As of September 30, 2014, there were no material changes in our contractual obligations and commitments as disclosed in our financial statements for the year ended December 31, 2013 except that there is no longer a commitment to pay severance in the amount of $0.4 million to Philip Beck as of September 30, 2014, following his employment termination in February 2014, and all amounts due to Mr. Beck under his separation agreement are included in selling, general and administrative expenses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We had cash and cash equivalents totaling $8.7 million and $6.6 million as of September 30, 2014 and December 31, 2013, respectively.  The cash and cash equivalents are held for working capital purposes. We did not have any derivative financial instruments as of September 30, 2014 and December 31, 2013. We are not exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates given the historic low levels of interest being earned on the short-term fixed-rate cash operating accounts.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

For the nine months ended September 30, 2014 and the year ended December 31, 2013, we had net income of $1.2 million and $22,006, respectively.  Previously, we had incurred losses since our inception, except in 2013 and 2011.  As a result, we had an accumulated deficit of $80.7 million as of September 30, 2014.

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

A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the year ended December 31, 2013 and the nine months ended September 30, 2014, subsidiaries of Global Payments Inc. represented 21% of our net revenue and Network International, LLC represented 12% and 10% of our net revenue, respectively. Our contractual arrangements with these customers do not obligate them to offer our services and may not dictate the timing of implementation. Additionally, if these customers lose merchants or if their merchants do not use our services, then our revenue will decrease.

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

Also, we collaborate with service providers that facilitate the provision of our services, such as technology and service providers to the electronic payments industry, including point-of-sale system providers, such as e- commerce gateways, terminal manufacturers and other processors that have certified their solutions to our platform. These third parties include acquiring banks, processors and merchants, each of which could be a customer, as well as a supplier, in addition to commercial communications providers. If these service providers fail to perform in accordance with the requirements of the technological specifications necessary for us to provide our services to our customers, it could result in our failure to provide our services in accordance with our contracts, potentially exposing us to liability to our customers. In these cases, we may have to rely on an indemnity or other contractual obligation from the service provider in order to avoid ultimate liability or suffering damages. However, due to the inherent risk of litigation, such indemnity or other obligation may not prove to be enforceable against the service provider, or even if favorable judgment is obtained, the service provider may not have the financial ability to meet its obligations, thereby exposing us to bearing the burden of the loss.

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

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention. Historically, a significant majority of our revenue has been generated from international customers, including international customers of North American merchants. For example, in 2013, we generated 64% of our net revenue internationally and 36% in the United States and for the nine months ended September 30, 2014, we generated 70% of our net revenue internationally and 30% in the United States.  International revenue and operations may be subject to risks such as:

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

A significant portion of our net revenue is derived from six countries and territories. For the year ended December 31, 2013, we derived 36%, 17%, 16%, 6% and 5% of our net revenue, from the United States, the United Arab Emirates, Hong Kong, Canada and China, respectively, and for the nine months ended September 30, 2014, we derived 30%, 16%, 15%, 6%, 5% and 6% of our net revenue, from the United States, the United Arab Emirates, Hong Kong, Brazil, Canada and China, respectively. We expect that a limited number of countries and territories will continue to account for a significant portion of our net revenue in future periods. If any of these countries or territories are affected by acts of terrorism, political unrest, natural disasters, the effects of climate change, outbreaks of diseases or other significant adverse changes, cross-border travel to these countries and territories could decline, which could adversely affect our business, financial condition and results of operations.

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

Additionally, we generate a significant amount of our revenue from cross- border transactions. Thus, revenue from processing cross-border transactions for our customers fluctuates with cross-border travel and the need for transactions to be converted into a different currency. Cross-border travel may be adversely affected by world geopolitical, economic and other conditions. These include the threat of terrorism, natural disasters, the effects of climate change, outbreaks of diseases, such as the Ebola virus, war, such as in the Ukraine and the Middle East and political unrest, such as the demonstrations in 2013 and 2014 in Brazil, Hong Kong and other countries. A decline in cross-border travel could adversely affect our revenue. A decline in the need for conversion of currencies might also adversely affect our revenue and profitability.

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

Our industry is characterized by new and rapidly evolving technologies, developing industry standards and legal regulations and customer requirements and preferences. Recent technological developments include smart cards, money transfer, mobile commerce and radio frequency and proximity payment devices, such as contactless cards and mobile phones. Accordingly, our operating results depend upon, among other things, our ability to anticipate and respond to these industry and customer changes in order to remain competitive. The process of developing new technologies and services and solutions is complex, and carry the risks associated with any research and development effort, including cost overruns, delays in delivery and performance problems.

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

In the global e-commerce payment space, our Shop In Your Currency service and iPAY Gateway, or iPAY, compete with several international online payment service providers, including CyberSource Corporation, a subsidiary of Visa, MasterCard

International Gateway Services, or MIGS, PayPal, Inc., Borderfree, Inc. (formerly known as FiftyOne, Inc.), GlobalCollect, WorldPay (UK) Limited, and Payvision. In the United States, we compete against acquiring banks offering multi-currency processing solutions to online merchants, including Chase Paymentech and Bank of America. In the Asia Pacific region, we compete against regional providers, including AsiaPay Limited, Joint Electronic Teller Services Ltd., or JETCO, and eNETS Pte Ltd. Our iPAY service competes with them based on the specialized multi-currency solutions we offer. We also work cooperatively with several payment gateway providers to offer Shop In Your Currency services online, including RocketGate, USAePAY and Plug’n Pay, but also support our services through certain competitors including CyberSource, MIGS and PayPal.

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

We have substantially expanded our overall business, customer base, employee headcount and operations in recent periods both domestically and internationally. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. In particular, we provided our services to approximately 17,000 active merchant locations in 16 countries and territories as of December 31, 2010, approximately 61,000 active merchant locations in 22 countries and territories as of December 31, 2013 and approximately 93,000 active merchant locations in 23 countries and territories as of September 30, 2014. Our growth strategy contemplates further increasing the number of our customers and active merchant locations, however, the rate at which we have been able to establish relationships with our customers and active merchant locations in the past may not be indicative of the rate at which we will be able to do so in the future.

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

As of September 30, 2014, we had two patents issued and four patent applications pending in the United States, and multiple issued patents in Australia, India, Indonesia, New Zealand, the Philippines, Singapore, South Africa, Sri Lanka and Taiwan and patent applications pending in several other jurisdictions, all of which are counterparts to our patent and patent applications in the United States. We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them. In addition, third parties could claim invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the rules and regulations of NASDAQ.  Maintaining compliance with these rules and regulations, particularly after we cease to be an emerging growth company, will increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly and may also place increased strain on our personnel, systems and resources.

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

To date, there has been a limited public market for shares of our common stock in the United States. From 2006 until August 2014, our common stock was traded on AIM under the symbol “PPT” and from 2006 until June 2013 our common stock also traded on AIM under the symbol “PPTR.”  From 2008 until December 2012, our common stock traded on the OTCQX in the United States under the symbol “PLPM” and since December 2012, our common stock has traded on NASDAQ. There is currently a limited volume of trading in our common stock on AIM and NASDAQ, which affects the liquidity of our common stock. We cannot predict when or whether investor interest in our common stock might lead to an increase in its market price or the development of a more active trading market. An active trading market for our shares in the United States may never develop or be sustained. If an active market for our common stock does not develop, it may be difficult to sell shares of our common stock without depressing the market price for the shares, or at all.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of listed companies. The market price of our common stock, like the securities of many other technology companies, fluctuates over a wide range, and will continue to be highly volatile in the future. From January 1, 2013 to September 30, 2014, the closing price of our common stock on The NASDAQ Global Market ranged from $1.96 to $3.95 per share. Stock prices of many newly public companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, financial condition and results of operations.

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

The price of shares of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. As of October 31, 2014, we had 55,808,613 shares of common stock outstanding (which includes 62,659,757 shares of common stock outstanding and 6,851,144 shares of common stock issuable upon the conversion of preferred stock).

The holders of up to an aggregate of 6,768,874 shares of our common stock (which includes shares of our Series A Preferred Stock on an as-converted to common stock basis) outstanding as of October 31, 2014 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

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

As of October 31, 2014, our directors, executive officers and holders of more than 5% of our common stock (which includes preferred stock on an as converted to common stock basis), together with their respective affiliates, beneficially own, in the aggregate, 37% of our outstanding capital stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of shares of our common stock by:

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

101

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

PLANET PAYMENT, INC.
(Registrant)

Dated: November 6, 2014	By:	/S/ CARL J. WILLIAMS
Carl J. Williams
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 6, 2014	By:	/S/ ROBERT J. COX III
Robert J. Cox III
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filing	Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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