Form 10-K
period 2014-12-31
Planet Payment Inc
filed 2015-03-11
CIK 1362925

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates based on the closing price of the registrant's common stock on June 30, 2014 as reported on The NASDAQ Stock Market was $89,498,473. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person

         As of February 28, 2015, 55,216,316 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Definitive Proxy Statement for the registrant's 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended December 31, 2014 are incorporated by reference in Items 10 -14 of Part III of this Annual Report on Form 10-K.

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

Emerging Growth Company Status

        We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act enacted in April, 2012, and, for as long as we continue to be an "emerging growth company", we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an "emerging growth company" until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of an initial public offering of our equity securities; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three year period; and (iv) the date on which we are deemed to be a "large accelerated filer."

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

 PART I

ITEM 1.    BUSINESS

Overview

        We believe Planet Payment is a leading provider of international payment and transaction processing and multi-currency processing services. We provide our services to approximately 93,000 active merchant locations in 23 countries and territories across the Asia Pacific region, Americas, the Middle East, Africa and Europe, primarily through our acquiring bank and processor customers, as well as through our own direct sales force. We provide banks and their merchants with innovative services to accept, process and reconcile electronic payments. Our point-of-sale multi-currency payment processing services are designed for merchants in the retail, restaurant, and hospitality environments. We also provide payment services for e-commerce and mail and telephone order merchants. Our point-of-sale and e-commerce services help merchants sell more goods and services to consumers, and are integrated within the international payment card transaction process enabling our acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. Our ATM services provide our domestic and international acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction. We also offer non-financial transaction processing services that allow merchants to offer a range of commercial services including pre-paid mobile phone top-up and bill payments using the same point-of-sale devices deployed to accept payment cards. We are a registered third party processor with the major card associations and operate in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council's Data Security Standards.

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

        Our proprietary, currency-neutral payment processing technology platform enables us to develop and deliver a broad range of international payment services, quickly enter new markets and provide a range of differentiated solutions and analytical tools that are easily integrated within our customers' existing business processes. We provide our customers with worldwide connectivity to our payments infrastructure that is secure, compliant and regularly updated. Our secure platform is highly scalable to facilitate growth and meet the needs of new customers, and flexible to provide a broad range of capabilities, including the unique regional requirements of the various markets in which we operate.

        We distribute and cross sell our services across a variety of points-of-sale and e-commerce payment channels with customized solutions in specific verticals, such as hospitality, restaurants and retail. We believe our business model creates powerful network effects which will help drive growth and operating leverage in our business while our contracts, which generally have an initial term of three to five years, provide a stable customer base. In 2014, we generated 69% of our revenue internationally and 31% in the United States, through a recurring revenue model that generates fees every time a purchase is made across our network. We manage our business through two operating segments: our multi-currency processing services and our payment processing services. For the year ended December 31, 2014, our multi-currency processing services represented approximately 65% of our revenue and our payment processing services represented approximately 35% of our revenue.

        We were incorporated in Delaware in October 1999 and our common stock is traded on The NASDAQ Stock Market, or NASDAQ. Our corporate headquarters are located at 670 Long Beach Blvd., Long Beach, New York 11561, and our main telephone number is (516) 670-3200. We maintain a website at www.planetpayment.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K.

The global payments industry

        We operate in the global payments industry, with a specific focus on international payment processing. We believe there are three primary trends which drive growth in our industry:

  •
  continued global shift toward electronic payment transactions;

  •
  increased international travel and commerce; and

  •
  increased e-commerce on a global scale.

As a result of the trends that are driving growth and change in our industry, we believe acquiring banks, processors and merchants are facing new challenges and competitive pressures and are demanding secure, reliable and differentiated solutions to more efficiently and effectively process payments. In addition, we believe consumers are increasingly seeking a more transparent and convenient way to pay.

Our solutions to industry challenges

        Our payment processing and multi-currency processing services comprise solutions designed to enable acquiring banks, processors and merchants to respond to these challenges by integrating our secure and reliable processing platform into their existing systems. These services are designed to expand the market reach and merchant portfolio of our acquiring bank customers, increase sales and provide an attractive new revenue stream for merchants, and improve the buying experience for consumers.

Acquiring banks, processors and card associations

        Through our platform, acquiring banks, processors and card associations are able to offer differentiated services to merchant customers that enhance merchant loyalty, attract new merchants, and open new sales channels. In addition, by securing a share of the foreign exchange rate margin, customers using our multi-currency processing services gain access to a new, high-margin revenue stream. By partnering with us, our customers get access to our next-generation technology and are able to cost-effectively enhance the processing services they offer to merchants and the ATM services they offer to cardholders. Our acquiring bank and processor customers also gain a competitive advantage by being able to more easily expand their merchant and ATM portfolios and open new sales channels without incurring significant up-front costs. We provide our customers with worldwide connectivity to our leading payments infrastructure that is secure, compliant and regularly updated.

Merchants

        Merchants can use our services to attract more international customers, and make the buying experience more convenient and transparent and share in a financial incentive. Merchants that use our services are also able to provide customized solutions that are adapted for their specific business. For example, in the restaurant vertical where the payment card is frequently swiped at a location away from the customer, we developed our patented "Cardholder Choice" service, which presents the two currency amounts and disclosure information on the receipt itself and allows the customer to make their selection on that same receipt. Because of the flexibility and scalability of our platform, merchants can enjoy a single processing solution that is integrated and consistent across multiple locations. Our solutions also provide merchants with the ability to offer commercial services, including prepaid mobile phone top-up and bill payments, using the same point-of-sale devices deployed to accept payment cards.

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

Broad international footprint and distribution

        We provide our services to more than 70 acquiring banks, processors and card associations who offer our payment and multi-currency services to their own network of merchants. We utilize our direct sales force and have leveraged the geographic footprints and distribution capabilities of our acquiring customers to build a diversified base of approximately 93,000 active merchant locations in 23 countries and territories across the Asia Pacific region, the Americas, the Middle East, Africa, and Europe. In North America, we offer our payment processing services directly to merchants in certain channels.

Versatile and scalable proprietary technology platform

        We have developed and operate a single, currency-neutral payment processing platform that enables us to quickly enter new markets and respond to new opportunities. Our proprietary platform is highly scalable to meet the needs of large volume customers, is highly flexible to provide a broad range of capabilities, and meets the regional requirements of the various markets in which we operate. Given the unified architecture of our single platform, once new enhancements and solutions have been implemented, they are available to all of our customers around the world. Planet Switch is our front-end system, which communicates with the merchant's system and provides transaction authorization, switching and security services. Merchant Accounting System, or MAS, is our back-end system, which makes a financial record of transactions between a merchant, acquirer and a card association; calculates, effects settlement and prepares statements of payments, costs, losses and adjustments with respect to transactions in all supported currencies. MAS also comprises our reconciliation and reporting system, which also provides certain fraud and risk management tools, as well as web-based reporting and email alerts with local language support. Our platform has dedicated endpoints which allow us to connect directly to Visa, MasterCard, American Express, JCB and UnionPay, and provide an end-to-end service for our customers without the need for third-party processors. We also provide a proprietary Internet payment gateway service, iPAY Gateway, which is fully integrated into our platform, to provide a range of online payment processing and multi-currency services to e-commerce customers. Our Commercial Services Platform, or CSP, enables us to provide processing services for other transaction types including pre-paid mobile phone top-up and bill payments allowing merchants to use the same point-of-sale device deployed to accept payment cards.

Differentiated and innovative suite of payment and transaction services

        Our proprietary platform offers a broad range of domestic and international point-of-sale and e-commerce processing services. Our suite of services is comprised of our:

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

  •
  Pay In Your Currency service that enables international consumers to make purchases in their own currency for greater transparency using our patented rate mark-up technology, while merchants enjoy the ease of settlement and reporting in their local currency.

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

  •
  Non-financial or commercial transaction service that allows merchants to offer a range of commercial services including pre-paid mobile phone top-up and bill payments using the same point-of-sale device deployed to accept payment cards.

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

Continued focus on existing customer base

        We intend to continue collaborating with our existing acquiring bank, processor customers and card associations in order to increase participation by merchants in the various services that we offer together. We believe that with our existing acquiring bank and processor customers and card associations, we have a large addressable market, which consists of their existing pool of merchants, as well as additional merchants that they may acquire in the future.

Cross-sell to existing customers

        We intend to continue to cross sell our innovative services to our acquiring banks, processors, merchants and card associations. Our range of services and solutions enable cross-selling opportunities that are intended to increase revenue from our existing customers by helping them broaden their product set with additional value-add services. We believe these cross-sale opportunities are at a very early stage of penetration and represent a significant incremental margin opportunity for us because there are lower customer acquisition and integration expenses.

Add new customers

        Our sales and business development group will continue to target new acquiring banks, processors, merchants and card associations in existing regions. In 2014 we added 8 new acquiring banks in existing regions. We believe acquiring banks, processors and card associations are seeking differentiated turnkey solutions, such as ours, to provide them with international payment processing services as well as multi-currency processing capabilities, which they can offer to merchants. We believe merchants are increasingly seeking global payment processing services, such as ours, that are integrated into their existing business processes, enabling them to consolidate reporting and data from different international business units, regardless of geographic location or acquirer.

Enter new markets

        We are leveraging our platform to enter new geographies and business sectors. We are working to implement our services in new countries to expand our footprint and support the growth of our customers. We are targeting geographies with higher levels of international purchase volume, such as in Brazil, in which we launched services in 2014. We are also expanding into additional business areas where we can offer our differentiated technology and services. We believe the expansion of our services will increase our market opportunity and continue to facilitate our growth into the future.

Enhance our technology platform capabilities

        We will continue to use our technology resources to develop advanced platform capabilities in order to enhance our market position and enable our customers to retain and attract new business. We believe that platform enhancements, will lead to increased revenue. For example, adding support for the EMV international payment card standard, also known as "chip and PIN," as required in certain regions, significantly opened the market opportunity for our multi-currency processing services around the world. We are therefore already in a position to support the advent of EMV cards in the United States in the coming year.

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

Payment processing

        Our advanced payment processing services provide an end-to-end solution for our customers. Merchants wishing to accept electronic payments as opposed to cash and paper checks require a broad range of payment processing services. These encompass support for many payment types, including major credit and debit cards, regional debit products and Automated Clearing House, or ACH, payments. Merchants need the ability to accept payments online, from a mobile device, as well as at physical points of sale. All these solutions have to be offered with the highest levels of fraud and security protection.

        Our authorization and capture processing services are integrated into the transaction flow of acquiring banks, processors, and card associations to provide seamless support to merchants. Our processing services support authorization of various regional card and debit payments, including: Visa, MasterCard, Discover, American Express, UnionPay, Diners Club International, Interac, JCB, and Maestro. We provide these services for both EMV and magnetic stripe transactions.

        Our platform front end accepts transactions from a broad range of point-of-sale devices, mobile devices and payment gateways for e-commerce and telephone / mail order merchants. The MICROS Payment Gateway is a fully-managed payment solution hosted by Planet Payment and integrated to our processing platform that enables integrated payment processing for MICROS point-of-sale and property management system products. Planet Payment's iPay online payment solution is designed to help e-Commerce and mail and telephone order merchants accept online payments securely, quickly and in any currency.

        At the end of each day, regardless of the source of the transactions, we capture all of the transactions processed during the day for each merchant and submit them to the card associations as part of the clearing and settlement process. Thereafter, we reconcile and provide reporting to our customers on the transactions that have been processed.

        On the back-end, we deploy our Merchant Accounting System, or MAS, comprising a single, flexible and scalable platform that supports acquiring banks, processors and card associations across multiple geographies and payment systems. The key functions of MAS, include clearing to the major card associations; intra-country, intra-regional and international interchange support; flexible merchant pricing structures; online exception and chargeback management tools; multiple language support for acquirers and merchants, including the ability to support double-byte character sets, such as for Mandarin and Cantonese.

        As part of our processing services we also offer our acquiring bank and processor customers advanced transaction reconciliation and reporting services, including the capability for segregated reporting by region, market and currency, available via our secure web portal, at all times, at the touch of a button.

        Merchant using our Commercial Services Platform or CSP can accept payment transactions and provide commercial services such as mobile phone top up and bill payments, all processed from a single point-of-sale device. The CSP connects to our transaction front and back-end for processing of the financial transactions and to the third party content provider for the commercial services.

        In the United States and Canada, we can also provide these services bundled with a merchant account facility, which enable us to provide a comprehensive payment solution to ISO's and acquirers, as well as directly to merchant customers.

Multi-currency processing

        Our flagship offering is multi-currency processing, which empowers acquiring banks, processors and merchants to provide Pay In Your Currency, Shop In Your Currency and Bank In Your Currency by means of our single, currency-neutral proprietary payment processing technology platform.

        Our multi-currency processing services are designed for a variety of payment environments, from customer-facing terminals to fully integrated front-desk systems and ATMs as well as through our online e-commerce gateway or a third-party e-commerce gateway.

Pay In Your Currency

        Pay In Your Currency is a customer service feature in which a payment card purchase initially priced in the merchant's local currency is converted, after the card is presented, in real time at the point-of-sale into the consumer's native currency while the merchant continues to receive settlement in its local currency. We believe this creates a personalized shopping experience and allows international consumers to enjoy the clarity and convenience of paying for their purchase in their native currency.

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
The card issuing bank approves or declines the transaction and that response is transmitted back through the chain to the merchant. Upon eventual settlement of the transaction (1) the card association charges the card issuing bank and the acquiring bank certain fees for the international transaction and (2) the card issuing bank reflects the final cost of the transaction on the consumer's card statement in the consumer's native currency, U.S. Dollars, as agreed to by the consumer at the point-of-sale.

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

        With Shop In Your Currency, the merchant prices its goods and services in various currencies and the customer makes the decision to purchase the goods and services in the currency of their choice. The consumer then presents his or her card at the point-of-sale and completes the transaction in the chosen currency as displayed by the merchant, and as far as the consumer is concerned no conversion takes place. The transaction is submitted to the card associations in the chosen transaction currency. Upon settlement by the card association to the acquiring bank, the transaction is converted back into the merchant's settlement currency so that the acquiring bank can pay the merchant what it expected to be paid for the transaction in its local currency.

Bank in Your Currency

        Banks and ATM operators using our Bank in Your Currency service offer improved customer service for international travelers using their ATM's for their cash needs abroad. With this service, international travelers can withdraw local currency from participating ATMs, using their foreign MasterCard card. These travelers enjoy the convenience of knowing, at time of withdrawal, the exact amount debited from their bank account, in their home currency. The service operates in a similar way to the Pay in Your Currency Service, in that the cardholder is offered the choice whether to be billed in local currency or the currency of the card at the time of making a cashing withdrawal. The settlement with the bank or ATM operator continues to be made in the local currency, just as it would be for any other cash transaction.

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

        iPAY enables acceptance of all major payment types and methods and offers merchants flexibility in configuring iPAY to meet their business and processing needs. We are currently providing iPAY to customers in the United States and Canada and have also recently made it available to our customers in all other regions where we operate iPAY support for UnionPay's new UnionPay Online Payment or UPOP service, provides merchants with the additional facility to authenticate and process UnionPay debit cards online, providing merchants with better access to the Chinese e-commerce market.

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

Global consolidated reporting and data analytics

        Our global consolidated reporting and data analytics offer merchants valuable insights into their operations. These services can provide in-depth profiles of consumers' spending habits and country of origin. Our centralized reporting platform can provide transactional data in a uniform, consolidated on-line format across a merchant's international operations with the ability to focus upon selected data according to a merchant's particular requirements.

Non-financial or commercial transaction services

        Our CSP technology enables us to offer commercial transaction processing services, in addition to the processing of financial transactions using payment cards. This allows merchants to offer a range of commercial services including pre-paid mobile phone top-up and bill payments using the same point-of-sale device deployed to accept payment cards. The CSP connects to the relevant processor, be it our own payments platform, or a third party platform for the commercial services, in order to deliver the relevant transactions where they need to be processed. The technology also enables us to manage the point-of-sale device applications remotely, which can simplify the process of updating the software and adding new applications that can operate on the same devices.

Customer service

        We offer a full service customer support center based in our Delaware and Hong Kong facilities. Calls are answered and we respond to customer queries 24 hours a day, seven days a week. The call center is divided into consumer, merchant and corporate services teams to help streamline the process. These teams are trained to deal with Level I type issues, which involve support for our direct merchant portfolio in North America, where we are the first point of contact. Level II type issues, where we are supporting our acquiring bank and processor customers on their technical issues and in response to more difficult Level I type issues our customers receive from their merchants, are escalated to the appropriate support team (in the United States or Hong Kong) for resolution via a problem ticket management system. All calls are entered as cases into a customer relationship management case management system to ensure integrity and continuity of service.

Our acquiring banks, processors and card associations

        We provide our services to more than 70 acquiring banks, processors and card associations in 23 countries and territories across the Asia Pacific region, the Americas, the Middle East, Africa and Europe. Our relationship with acquiring banks, processors and card associations provides us with broad market coverage by leveraging their distribution network and global portfolio of merchants. Our acquiring bank, processor and card association customers include: Global Payments, Inc., Network International LLC, Vantiv, LLC, Visa, Inc., and TSYS Acquiring Solutions LLC. In 2014, Global Payments, Inc. represented 21% of our revenue.

        We typically enter into three to five year contracts with our acquiring banks, processors and card associations which contain "evergreen" renewal clauses, so that they automatically renew for a further period, unless one party positively terminates the contract. Our acquiring banks, processors and card associations typically either renew or extend their contracts at the expiration of the term.

Our sponsor banks

        In order to offer merchant acquiring services for Visa and MasterCard transactions as we do in North America, we must be sponsored by a financial institution that is a principal member of the Visa and MasterCard networks. The sponsor bank must register us with Visa as an independent sales organization and with MasterCard as a member service provider. We have therefore entered into sponsorship agreements with member banks of the Visa and MasterCard networks, which we refer to as our sponsor banks that allow us to offer card acquiring services directly to merchants.

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

Our merchants

        We provide our services to approximately 93,000 active merchant locations around the world. We serve these merchant locations, either indirectly through our acquiring banks, processors and card associations or directly through our sales force, and deliver innovative payment services that help merchants sell more goods and services. As of December 31, 2014, our active merchant locations grew 53% compared to December 31, 2013. 16% of the multi-currency processing services transaction volume processed in December 2014 was attributed to new merchants activated in the year ended December 31, 2014. For the year ended December 31, 2014, multi-currency services processing transaction volume from retail, lodging, restaurant, e-commerce, MOTO merchant locations comprised

50%, 35%, 8%, 6%, and 1%, respectively, of the total multi-currency processing transaction volume we processed during that period.

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

Technology

        We believe that our wholly owned, currency-neutral processing platform is a major reason why leading international banks, processors and card associations use our services. The platform enables us to operate as an international independent third-party processor with direct connectivity to card associations around the world. Since our platform is maintained internally, we are able to efficiently respond to customer needs and market opportunities. Our platform consists of seven synchronized processing centers linked by a global telecommunications network. Our primary data centers are located in secure facilities in Elmsford, New York, and New Castle, Delaware. We also host facilities in Bermuda, Dublin, Shanghai and Macau and host two facilities in Hong Kong, through co-location arrangements. The following is a summary of key attributes of our processing platform:

  •
  Singular platform.  We operate a single platform that supports all the currencies, languages and regional card products that we offer our customers. Our platform is built on a unified architecture with a centralized database as opposed to the processing platforms of some of our primary competitors that use a regionalized architecture and regionalized database, with differing levels of functionality and a variety of interface technologies. Our singular platform enable consistency in our services, rapid response to emerging technologies and changing industry standards, and allows us to efficiently offer our services across geographies. Merchants operating across multiple territories can conveniently access a consolidated view of their transaction activity and use their preferred point-of-sale technology. As a result, our merchants can deliver a consistent customer experience in any region, which reduces implementation costs and customer training for both sales and operations.

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

  •
  Reliability.  Our global telecommunications network and processing centers are designed for redundancy and fail-over. During the two years ended December 31, 2014, our two core processing platform components, MAS and Planet Switch, each had average system uptime availability of at least 99.9%.

Processing platform components

        The platform was designed with a modular architecture to enhance scalability and easily offer additional components. The primary components of our processing platform include (1) MAS, (2) Planet Switch, (3) iPAY, (4) our card association endpoints, and (5) the CSP.

        Merchant Accounting System.    MAS creates end-of-day clearing files to the card associations, reports on merchant and acquiring bank transaction activity, creates and transmits payment instructions for our acquiring banks, and serves as the system of record for all transactions cleared through our platform. MAS tracks foreign exchange fluctuations on a daily basis to facilitate comprehensive reconciliation of each aspect of the credit card authorization and settlement processes.

        MAS is a unified transaction processing system, for all regions, all currencies and all languages that we support, with a web-based management and reporting interface for use by our back-office staff, acquiring bank back-office staff, and merchants. The customer facing web-application and reporting infrastructure currently supports Cantonese, English, French, Canadian French, Mandarin, Portuguese and Spanish. MAS also provides acquiring banks, processors and merchants with comprehensive reporting of the status of their transactions and funding cycles as well as other pertinent credit card operational needs including image processing, chargebacks, retrievals and representments.

        Planet Switch.    Planet Switch is an authorization host for both domestic and foreign credit and debit card transactions communicating directly with Visa, MasterCard, American Express, JCB, UnionPay, and Diners Club International. Planet Switch also functions as a point-of- sale terminal and integrated system driver for credit card transactions. Planet Switch was designed for multi-currency payment processing and supports our real-time foreign exchange logic at the point-of-sale. Planet Switch receives the inbound authorization request, converts the sale amount into the consumer's home billing currency, and forwards the request to the card association endpoints for completion. Planet Switch supports debit interfaces including Maestro, Interac (Canada) and UnionPay as well as the UnionPay online (e-commerce) service—UPOP (UnionPay Online Payments).

        Planet Switch drives 'smart' ATM's as well as supporting host to host connectivity to major brands of ATM hosting software (e.g. ACI). Planet Switch connects to Visa Plus and the MasterCard Debit Switch (MDS) for ATM transactions.

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

Commercial Services Platform

        The CSP comprises a platform which enables merchants to provide commercial services and process non-financial transactions such as mobile phone top up and bill payments. In addition, CSP can centrally manage the merchant's point-of-sale device without the need to individually update each device. The CSP has been integrated into our platform in order to enable enhanced functionality to be quickly deployed to merchants' POS devices that are connected to our platform.

Platform innovation and enhancements

        We will continue to use our technology resources to develop advanced platform capabilities in order to enhance our market position and enable our customers to retain and attract new business. Given the unified architecture of our single platform, once new enhancements and solutions have been implemented they are available to all of our customers around the world. During 2014, we continued to enhance our proprietary systems in order to offer acquiring banks, processors, and merchants increased opportunities to capture additional revenue with new services. For example, in 2014 we:

  •
  Enhanced our interfaces to VISA and MC to support the processing of Quasi Cash transactions.

  •
  Expanded our support for DCC and Domestic Cash Withdrawal transactions in the US with support for different brands of ATMs.

  •
  Developed additional domestic interchange support for a number of international markets to enable us to provide full-service outsourced processing to our customers in those countries.

  •
  Expanded support for ATMs in Mexico by implementing the BICISO interface to support Domestic and DCC ATM Cash Withdrawal transactions.

  •
  Enhance our Merchant Accounting Systems' reporting capability to better serve our customers.

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

Competition

        Competition in our market is intense and involves rapidly changing technologies, evolving industry standards, frequent introductions of new products and services, and changes in customer requirements. To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and continue to develop and introduce new features, services and solutions in a timely and efficient manner. Our primary competitors are international payment processors, multi-currency payment service providers and global e-commerce payment service providers.

International payment processors

        Currently, there is a high level of concentration in the international payment processing industry, with a few large processors providing payment card processing services to acquiring banks on a multi-national and multi-regional basis. The payment processing industry is mostly regionalized, with many acquiring banks, processors and card associations providing services focused specifically on their local region or country. International processors with whom we compete include: First Data Corporation, with its OmniPay Limited subsidiary operating a multi-currency platform; Elavon, Inc., a wholly owned subsidiary of U.S. Bancorp that operates in the Americas; and WorldPay (UK) Limited, that also primarily services North America and Europe, and which in 2014 acquired Cobre Bem Tecnologia, a leading provider of payment solutions in Latin America. We compete with these entities primarily based on the specialized solutions and quality of services that we provide. While we compete with international payment processors for acquiring bank customers, in certain situations, we also work cooperatively with them to process transactions. International processors with whom we currently partner under multi-currency processing agreements, include Global Payments, Inc. in the Asia Pacific region, the United States and Canada, and First Data Corporation under its First Data Merchant Solutions brand in the Asia Pacific region. We also work with large, regional processors under multi-currency processing agreements, including TSYS Acquiring Solutions in the United States, Vantiv, LLC in the United States, and Network International LLC in the Middle East. We may also compete against prospective acquiring bank customers and regional processors that may prefer to develop and offer their own payment processing solution. We believe the payment industry will continue to consolidate and outsource processing to benefit from access to new services without significant investment or modifications to their existing systems.

Multi-currency payment service providers

        The multi-currency payment service industry is largely segmented among large, international processors, which provide multi-currency processing services as part of their broader international payment processing service, including those referenced above, and smaller companies who work on a regional or local basis to provide dynamic currency conversion, or DCC, or multi-currency processing services on behalf of acquiring banks or merchants. Specialized DCC providers include: FEXCO Holdings; Travelex Holdings Limited; Global Blue; Monex Financial Services Limited; Euronet Worldwide, Pure Commerce Pty Ltd, a subsidiary of Euronet; Fintrax Group; and Continuum Commerce Ltd.. Since many of these competitors come from the foreign exchange sector, their business models are based upon trading settlement currencies. As a result, many of these companies work with a multi-currency enabled acquiring bank or processor, which we believe gives rise to additional complexity and inefficiencies in implementation and processing. We compete with these companies primarily based on the quality of our offerings and process efficiencies. Some of these competitors may attempt to compete with us by significantly undercutting our prices or offering substantial incentives.

Global e-commerce payment service providers

        In the global e-commerce payment space, our Shop In Your Currency and iPAY services compete with several international online payment service providers, including CyberSource Corporation, a subsidiary of Visa, MasterCard International Gateway Services, or MIGS, PayPal, Inc., GlobalCollect, Borderfree, Inc., WorldPay (UK) Limited, and Payvision. In the United States, we compete against acquiring banks offering multi-currency processing solutions to online merchants, including Chase Paymentech and Bank of America. In the Asia Pacific region, we compete against regional providers, including AsiaPay Limited, Joint Electronic Teller Services Ltd., or JETCO, and eNETS Pte Ltd, but also support MIGS and AsiaPay Limited. We compete with these entities primarily based on the specialized solutions and quality of services that we can provide, in addition to price. In North America, a number of locally-focused payment gateway providers primarily concentrate on delivering domestic online payment services. Our iPAY service competes with them based on the specialized multi-currency solutions we offer. We also work cooperatively with several payment gateway providers to offer Shop In Your Currency services online, including RocketGate, USAePAY and Plug'n Pay, but also support our services through certain competitors including CyberSource, MIGS and PayPal.

Regulatory and legal environment

        Our customers are subject to numerous laws and regulations applicable to banks and other financial institutions in the United States and elsewhere and, as a consequence, our business is affected by such laws and regulations. Our contracts with acquiring banks, processor, and card association customers require us to comply with applicable laws and regulations in the United States and in the various jurisdictions in which we and our customers operate, including:

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

        In April 2005, the People's Bank of China along with other Chinese government authorities issued the Various Opinions Concerning the Promotion of the Bank Card Industry, or the Opinions. One of the goals set out in the Opinions is to strengthen bank card risk management and to establish a risk prevention mechanism. As one of the measures to be taken to achieve this goal, the Opinions call for Chinese government authorities to strengthen access to and supervision of the outsourcing of bank card data processing and related operations. The Opinions specifically note the need for specific regulations with respect to foreign-invested organizations that engage in related services in the People's Republic of China, or China. Notwithstanding the Opinions, we are not aware of any regulations directly applicable to bank card data processing operations or operators, whether domestic or foreign-invested, which have been publicly promulgated to date.

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

        As a payments processor that does not handle customer funds, our primary responsibilities in this area relate to the underwriting and monitoring of merchants in our direct merchant portfolio. Our acquiring bank customers have the responsibility for underwriting merchants in their own portfolios, for which we are just acting as the processor, and the primary responsibility for monitoring unusual transactions. We have procedures and controls in place that are designed to protect against having direct business dealings with countries, individuals or entities that are subject to OFAC-administered sanctions. However, due to the complexity of the payments systems in which our customers participate, such as MasterCard and Visa, it is possible our computer systems may be used in the processing of transactions involving countries or parties subject to OFAC-administered sanctions.

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

Internal Revenue Service regulations

        The IRS adopted Section 1.6050W-1 of the Code requiring acquiring banks, processors, and card associations to file Form 1099-K reports regarding sales volumes processed on behalf of merchants using payment cards, commencing January 2012. This regulation imposes obligations on us to collect and report on information regarding the sales activities of merchants in the United States for which we process transactions. This regulation required us to modify our systems and processes and resulted in additional costs and imposed additional requirements on the way we provide our services to our customers, and may, in the future, result in further costs and require substantial internal development work. This regulation may be subject to change or may be supplemented by additional regulations and it is not possible to predict the impact of such new regulations on our business and operations.

Card association and payment network organization rules

        The acquiring banks that are our customers, or that sponsor the bank identification numbers for Visa transactions and interbank card association number for MasterCard transactions that our customers use, whether or not such acquiring banks are our customers, must register us with Visa and MasterCard as a third party processor. Visa and MasterCard set the standards with which we and the acquiring banks must comply. As a result of being registered as a third- party processor, we are subject to card association rules and standards, and if we fail to comply with those rules and standards, the card association or network organization may subject our acquiring banks to a variety of fines or other penalties for which we could be responsible, including the termination of our ability to process transactions routed through these entities. Each card association and network organization has the power to audit us, as well as our merchant and acquiring bank customers, from time to time to ensure compliance with their rules and standards. We continue to work with our acquiring banks, processors and card associations to implement and maintain appropriate policies and programs, as well as adapt our business practices in order to comply with all applicable rules and standards.

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

        Currently, rules issued by both Visa and MasterCard require DCC service providers to make certain disclosures regarding the currency conversion information and to offer consumers a choice as to whether to accept the currency conversion. The specific disclosure requirements and procedures vary for each card type and may also differ according to the merchant's industry vertical. In addition, Visa has established a certification regime that requires all new DCC services, and all changes to certified DCC solutions, to undergo a certification process and be approved by Visa. Visa also charges acquiring banks an annual fee of $45,000 for each country and territory in which they offer a DCC service. Additionally, both Visa and MasterCard charge additional cross-border fees for transactions involving DCC. Visa's compliance regime for DCC includes unannounced "mystery shopping" audits of our customer's merchants, to access how merchants are complying with the regulations applicable to DCC. Repeated failure by an acquiring bank or merchant to comply with regulations can result in substantial fines and ultimately a prohibition upon their offering DCC. Remediation of negative audit findings can be costly and time consuming for our customers.

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

        As of December 31, 2014, we had four issued patents in the United States, Australia, India, Indonesia, New Zealand, the Philippines, Singapore, South Africa, Sri Lanka and Taiwan. We also have patent applications pending in the United States and several other jurisdictions, all of which are counterparts to our patents and patent applications in the United States. Our patents generally have a duration of 20 years from the relevant priority date of each patent. We cannot ensure that any of our pending patent applications will be granted or that any of our issued patents will adequately protect our intellectual property. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them. The patent laws in the United States and foreign countries in which we have issued patents and/or pending applications may change, making it more difficult or impossible to obtain or enforce patent rights related to our business. In addition, third parties could claim invalidity, co-inventorship or make similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management's time, attention and resources, damage our reputation and brand, and substantially harm our business. Therefore, the exact effect of having a patent cannot be predicted with certainty.

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

Employees

        As of December 31, 2014, we had a total of 167 regular full-time employees, including 62 employees located outside the United States. None of our employees are represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be good.

  Executive Officers of the Registrant

        The following sets forth certain information with regard to our executive officers, including their ages as of February 28, 2015:

Name	Age	Position
Carl J. Williams	63	Chairman of the Board of Directors, Chief Executive Officer and President
Robert J. Cox III	49	Chief Financial Officer, Treasurer and Chief Operating Officer
Kieth W. Flaherty	47	Executive Vice President of Operations and Delivery
Charles J. Giglia	63	Senior Vice President, Chief Information Officer
Alan M. Lubitz	63	Chief Technology Officer and Senior Vice President, Product Development
Jason A. Taylor	43	Chief Technology Officer and Senior Vice President, Network and Infrastructure

        Carl J. Williams' has served as our Chairman of the Board of Directors since February 2015. Mr. Williams has served as a director since August 2013, as our President since November 2013 and as our Chief Executive Officer since February 2014. Mr. Williams was previously an advisor to the Company from April 2010 until he joined our Board of Directors. Mr. Williams is a founder and has served as Chief Executive Officer of Baikal Group, LLC, a management consulting firm, since March 2002. He served as a Managing Director of Pay Anywhere, LLC, a mobile credit card processing system, from May 2012 until July 2013. Mr. Williams previously served as advisor of business development and international operations at Global Payments Inc., a payment processing company, from November 2008 until June 2013. From March 2004 until November 2008, Mr. Williams was the President of World Wide Payment Processing for Global Payments. From May 1996 to February 2002, Mr. Williams was President of Spherion Assessment Group, a business unit of Spherion Inc., a recruiting and staffing service, and served as Chairman and Chief Executive Officer of HR Easy, Inc. from 1996 until 1998 until it was acquired by Spherion Inc. Mr. Williams previously served as the Divisional President of Merchant Services of National Processing Company, a payment processing company. Mr. Williams holds a B.A. from La Salle University in Philadelphia.

        Robert J. Cox III has served as our Chief Financial Officer and Treasurer since November 2009 and was appointed as Chief Operating Officer in January 2014. From June 2009 to November 2009, Mr. Cox served as the Chief Financial Officer of Harris Interactive, Inc., a market research firm. From 2001 to May 2009, Mr. Cox served as the Chief Financial Officer of DealerTrack Holdings, Inc., an automotive retail software solution provider. Prior to that, Mr. Cox served as Chief Financial Officer at Triton International Inc. and Green Stamp America Inc. He began his career as a Certified Public Accountant in the audit practice at KPMG LLP. Mr. Cox holds a B.A. in Accounting from St. Bonaventure University and an M.B.A. from Columbia Business School.

        Kieth W. Flaherty has served as our Executive Vice President, Operations and Delivery since January 2015. From November 2006 until December 2014, Mr. Flaherty served as Senior Vice President, Operations and Project Management. From April 2002 to November 2006, Mr. Flaherty served as the Chief Technology Officer at Transworld Payment Solutions, a provider of payment solutions. Prior to that, Mr. Flaherty held various senior positions with Bank of Bermuda, Arab National Bank and First Ecommerce Data Services.

        Charles J. Giglia has served as our Senior Vice President, Chief Information Officer since January 2015. Mr. Giglia was a independent management consultant, advising businesses on a broad range of strategic and technology matters. In 2000 Mr. Giglia founded DealerTrack Technologies, Inc., a leading provider of on demand solutions for the retail auto industry, where he served as the Senior Vice President, Chief Information Officer from 2000 to 2009 and as a Senior Vice President from 2009 to 2011. From 1976 to 2000, Mr. Giglia held various roles at JP Morgan Chase most recently as the Vice President of Software and Infrastructure Engineering—Chase Retail Lending, from 1994 to 2000. Mr. Giglia holds a B.S. in Computer Science and a M.B.A. in Management from New York Institute of Technology.

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

        Jason A. Taylor has served as our Chief Technology Officer and Senior Vice President of Security, Network and Infrastructure since January 2015. From June 2009 to January 2015, Mr. Taylor served as our Chief Information Officer and from November 2006 to June 2009, served as our Senior Vice President of Card Systems and Quality Assurance. From October 2001 to October 2006, Mr. Taylor was Manager, Card Systems, at TransWorld Payment Solutions, a third party payment processor. Mr. Taylor holds a B.S. in Business from Kwantlen University.

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

        We had net income of $3.2 million and $22,006 for the years ended December 31, 2014 and 2013 respectively, and have incurred losses since our inception, except in 2014, 2013 and 2011. We had an accumulated deficit of $78.7 million as of December 31, 2014.

        Our ability to achieve profitability in the future will likely depend on our ability to continue to increase our revenue, which is subject to a number of factors including our ability to continue to increase multi-currency processing revenue, increase new merchant deployments in the regions in which we currently operate, and add new acquiring banks, processor and card association customers in new geographies. Our revenue is also impacted by factors beyond our control such as global economic and political conditions, particularly those affecting cross-border travel and commerce, such as the continuing uncertainty in global economic conditions. Our ability to achieve profitability in the future also depends on our expense levels, including our selling, general and administrative expenses, and other expenses related to improvements in our technology, launches of new services, and our expansion into new geographic and vertical markets. In addition, our fees, interchange and assessments may also be influenced by increased competition and changes in card association rules and governmental regulations. Our efforts to grow our business may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue, manage our expenses and maintain or improve our gross profit margin, we may not achieve profitability in the future.

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

        A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the year ended December 31, 2014, subsidiaries of Global Payments Inc. represented 21% of our revenue. Our contractual arrangements with these customers do not obligate them to offer our services and may not dictate the timing of implementation. Additionally, if these customers lose merchants or if their merchants do not use our services, then our revenue will decrease.

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

        We rely on acquiring banks, processors and merchants to integrate our services within their services and ultimately to offer our services to consumers in order to generate revenue for us. Although we have contracts with our customers, they are not obligated to offer our services and if they choose to do so, the agreements do not dictate the timing of implementation. If the pace of adoption of our services is slower than anticipated it could adversely affect our business, financial condition and results of operations. Following initial implementation of our services, we continue to be significantly dependent on our relationships with acquiring banks, processors and card associations to market our services to their merchants and customers. Even those contractual arrangements with our customers that contain exclusivity provisions are not perpetual, and customers could reassess their commitments to us in the future, purchase alternative services and/or develop their own competitive services following the expiration of the exclusivity period, which in several cases does not run for the full term of the agreement.

        Also, we collaborate with service providers that facilitate the provision of our services, technology and service providers to the electronic payments industry, including point-of-sale system providers, such as e- commerce gateways, terminal manufacturers and other processors that have certified their solutions to our platform. These third parties include acquiring banks, processors, merchants and card associations, each of which could be a customer, as well as a supplier, in addition to commercial communications providers. If these service providers fail to perform in accordance with the requirements of the technological specifications necessary for us to provide our services to our customers, it could result in our failure to provide our services in accordance with our contracts, potentially exposing us to liability to our customers. In these cases, we may have to rely on an indemnity or other contractual obligation from the service provider in order to avoid ultimate liability or suffering damages. However, due to the inherent risk of litigation, such indemnity or other obligation may not prove to be enforceable against the service provider, or even if favorable judgment is obtained, the service provider may not have the financial ability to meet its obligations, thereby exposing us to bearing the burden of the loss.

        In many cases, we have little or no direct access to our customers' merchant bases and are heavily reliant on our customers' sales forces to promote our services. It is ultimately up to our customers or our customers' merchants to offer our services to consumers and to do so in an effective manner, and there is no guarantee that these merchants or their consumers will continue to use our services. Our customers may not be as effective at selling our services and solutions as our own sales personnel. Our customers are also competing with other participants in the industry for processing business and may have other actual or perceived disadvantages relative to such competitors, which may affect their ability to generate business, whether or not such business includes our services and solutions. As a result, much of our business depends on the continued success and competitiveness of our acquiring banks, processors, and card associations. We further rely on the success of the merchants. If these merchants experience a reduction in transaction volume or become financially unstable, we may lose revenue. The performance of our customers and our customers' merchants is subject to general economic conditions and their impact on consumer spending.

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

        For example, in April 2010, Visa announced a moratorium on all new acquiring banks and merchants offering DCC services, including our Pay In Your Currency service, and studied the impact of DCC on Visa cardholders and the Visa brand. In October 2010, Visa lifted the moratorium and also established certain rule changes that removed a prior prohibition on offering DCC services in certain regions, namely Central Europe, the Middle East, Africa, Latin America and the Caribbean. Prior to the lifting of this moratorium we were unable to provide DCC services in those regions to existing or potential customers. In addition, Visa now charges acquiring banks an annual fee of $45,000 for each country or territory in which they offer a DCC service. Both Visa and MasterCard may also charge additional cross-border fees for transactions involving DCC. Visa's new compliance regime for DCC includes unannounced "mystery shopping" audits of our customer's merchants, to assess merchant compliance with the regulations applicable to DCC. Repeated failure by an acquiring bank or merchant to comply with regulations can result in substantial fines and could ultimately result in a prohibition upon such acquiring bank or merchant offering DCC. Remediation of negative audit findings can be costly and time consuming for our customers and the mere risk of such fines may reduce the number of acquiring banks willing to offer Pay in Your Currency services.

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

        Our future growth depends in part upon our ability to increase participation by our acquiring bank and processor customers' merchants in the various services that we offer, develop new services, cross sell additional services to existing acquiring bank, processor and merchant customers, and add new acquiring banks, processors, card associations and merchants in existing and new geographies.

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

        When a consumer uses our Pay In Your Currency processing service, they pay a fee that is included in the exchange rate used for each Pay In Your Currency transaction. While Visa and MasterCard rules permit merchants and other third parties to charge these fees, if these card associations change their policies in permitting merchants and other third parties to charge these fees, otherwise restrict the ability to do so or if the card associations increase the additional fees charged for providing such service, as they have done from time to time, our business, financial condition and results of operations could be adversely affected.

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

        Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention. Historically, a significant majority of our revenue has been generated from international customers, including international customers of North American merchants. For example, in 2014, we generated 69% of our revenue internationally and 31% in the United States. International revenue and operations may be subject to risks such as:

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

        We conduct significant operations, including through an indirect subsidiary and a branch office, and generate a significant portion of our revenue, in China, as well as Hong Kong and Macau, which are special administrative regions of China.

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

        As the Chinese economy transitions from a planned economy to a more market-oriented economy, the Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Although these measures may benefit the overall Chinese economy, they may have a negative effect on us. Although the Chinese government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the Chinese government continues to exercise significant control over economic growth in China through the allocation of resources, controlling the payment of foreign currency-denominated obligations, setting monetary policy, state ownership and imposing policies that impact particular industries or companies in different ways. For example, the Chinese government has suggested that Chinese government authorities should strengthen access and supervision with respect to the outsourcing of bank card data processing and related operations, specifically noting the need for specific regulations with respect to foreign-invested organizations that engage in related services in China.

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

        A significant portion of our net revenue is derived from six countries and territories. For the year ended December 31, 2014, we derived 31%, 16%, 16%, 6%, 5% and 5% of our net revenue, from the United States, Hong Kong, the United Arab Emirates, Latin America, China and Canada, respectively. We expect that a limited number of countries and territories will continue to account for a significant portion of our net revenue in future periods. If any of these countries or territories are affected by acts of terrorism, political unrest, natural disasters, the effects of climate change, outbreaks of diseases or other significant adverse changes, cross-border travel to these countries and territories could decline, which could adversely affect our business, financial condition and results of operations.

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

        Additionally, we generate a significant amount of our revenue from cross- border transactions. Thus, revenue from processing cross-border transactions for our customers fluctuates with cross-border travel and the need for transactions to be converted into a different currency. Cross-border travel may be adversely affected by world geopolitical, economic and other conditions. These include the threat of terrorism, natural disasters, the effects of climate change, outbreaks of diseases, such as the Ebola virus, war, such as in Ukraine and the Middle East and political unrest, such as the recent demonstrations in 2013 and 2014 in Brazil, Hong Kong and other countries. A decline in cross-border travel could adversely affect our revenue. A decline in the need for conversion of currencies might also adversely affect our revenue and profitability.

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

        We face the risk that our acquiring bank or processor customers may merge with entities that are not our customers or may sell portfolios of merchants to entities that are not our customers, thereby impacting our existing agreements and projected revenue with these customers. Consolidation among financial institutions results in an increasingly concentrated client base of large acquiring banks and processors which could increase the bargaining power of our current and future customers. In addition, any nationalization or seizure of one of our acquiring bank customers by banking regulators in any of the jurisdictions in which we operate may also impact the services that we provide. Any significant changes in the ownership or operation of our customers, as a result of consolidation or otherwise, could adversely affect our business, financial condition and results of operations.

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

        Currently, there is a high level of concentration in the international payment processing industry, with a few large processors providing payment card processing services to acquiring banks on a multi-national and multi-regional basis. International processors with whom we compete include: First Data Corporation, with its OmniPay Limited subsidiary operating a multi-currency platform; Elavon, Inc., a wholly owned subsidiary of U.S. Bancorp, that operates in the Americas; and WorldPay (UK) Limited, that also primarily services the Americas and Europe and which in 2014 acquired Cobre Bem Tecnologia, a leading provider of payment solutions in Latin America. We may also compete against prospective acquiring bank customers and regional processors that may prefer to develop and offer their own payment processing solution.

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

        In the global e-commerce payment space, our Shop In Your Currency service and iPAY Gateway, or iPAY, compete with several international online payment service providers, including CyberSource Corporation, a subsidiary of Visa, MasterCard International Gateway Services, or MIGS, PayPal, Inc., Borderfree, Inc., GlobalCollect, WorldPay (UK) Limited, and Payvision. In the United States, we compete against acquiring banks offering multi-currency processing solutions to online merchants, including Chase Paymentech and Bank of America. In the Asia Pacific region, we compete against regional providers, including AsiaPay Limited, or JETCO, and eNETS Pte Ltd, but also support MIGS and AsiaPay Limited. Our iPAY service competes with them based on the specialized multi-currency solutions we offer. We also work cooperatively with several payment gateway providers to offer Shop In Your Currency services online, including RocketGate, USAePAY and Plug'n Pay but also support our services through certain competitors including CyberSource, MIGS and PayPal.

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

        We have substantially expanded our overall business, customer base, employee headcount and operations in recent periods both domestically and internationally. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. In particular, we provided our services to approximately 17,000 active merchant locations in 16 countries and territories as of December 31, 2010 and approximately 93,000 active merchant locations in 23 countries and territories as of December 31, 2014. Our growth strategy contemplates further increasing the number of our customers and active merchant locations, however, the rate at which we have been able to establish relationships with our customers and active merchant locations in the past may not be indicative of the rate at which we will be able to do so in the future.

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

        As of December 31, 2014, we had four issued patents in the United States, Australia, India, Indonesia, New Zealand, the Philippines, Singapore, South Africa, Sri Lanka and Taiwan. We also have patent applications pending in the United States and several other jurisdictions, all of which are counterparts to our patents and patent applications in the United States. Our patents generally have a duration of 20 years from the relevant priority date of each patent. We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them. In addition, third parties could claim invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management's attention and resources, damage our reputation and brand, and substantially harm our business.

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

        In order to remain competitive, obtain key competencies or accelerate our time to market, we may seek to acquire additional businesses or technologies and new products. To date, we have a limited history of acquisitions. Most recently, in May 2012, we completed the acquisition of Branded Payment Solutions Ltd, or BPS, a payments technology company headquartered in Ireland. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, services or technology into our existing business and operations. We may have difficulty integrating acquired technologies or products with our existing services and solutions. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, services or technology, including issues related to intellectual property, quality, regulatory compliance practices, revenue recognition or other accounting practices, deficiencies or weaknesses in the disclosure controls and procedures and internal controls over financial reporting, or employee or customer issues. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of shares of our common stock. In addition, any acquisitions we are able to complete may not result in the synergies or any other benefits we had expected to achieve, which could result in substantial write-offs. Contemplating or completing an acquisition and integrating an acquired business, services or technology will significantly divert management and employee time and resources. Further, if the integration process does not proceed smoothly, the following factors, among others, could reduce our revenue and earnings, increase our operating costs, and result in a loss of projected synergies:

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

        We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act enacted in April 2012. We will remain an "emerging growth company" until the earliest of (i) the last fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of an initial public offering of our equity securities; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three year period; and (iv) the date on which we are deemed to be a "large accelerated filer." For as long as we continue to be an "emerging growth company," we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

        We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of NASDAQ. Maintaining compliance with these rules and regulations, particularly after we cease to be an emerging growth company, will increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly and may also place increased strain on our personnel, systems and resources.

        The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and at the time we cease to be an emerging growth company, we will be required to provide attestation that we maintain effective disclosure controls and procedures by our registered public accounting firm. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to implement and maintain effective internal control also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that are required to include in our periodic reports filed with the SEC, under Section 404(a) of the Sarbanes- Oxley Act or the annual auditor attestation reports regarding effectiveness of our internal controls over financial reporting that we will be required to include in our periodic reports filed with the SEC, beginning for our year ending December 31, 2017, unless, under the Jumpstart Our Business Startups Act, we meet certain criteria that would require such reports to be included prior to then, under Section 404(b) of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of shares of our common stock.

        In order to maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting going forward, we will need to expend significant resources and provide significant management oversight. There is a substantial effort involved in continuing to implement appropriate processes, document our system of internal control over relevant processes, assess their design, remediate any deficiencies identified and test their operation. As a result, management's attention may be diverted from other business concerns, which could harm our business, operating results and financial condition. These efforts will also involve substantial accounting- related costs. Prior to becoming subject to the Exchange Act in December 2012, we were not required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

We may not be able to utilize a significant portion of our net operating loss carry forwards, which could adversely affect our results.

        As of December 31, 2014, we had available federal net operating loss carry forwards of $67.2 million, state net operating loss carry forwards, primarily the state of New York, of $68.1 million, and various foreign net operating loss carry forwards, the most significant of which expire between 2020 and 2033. Realization of these net operating loss carry forwards is dependent upon future income arising prior to the expiration dates and other factors under the relevant provisions of the Internal

Revenue Code of 1986, as amended, or the Code. Our existing net operating loss carry forwards could expire and be unavailable to offset future income tax liabilities or the use of our net operating loss carry forwards could be limited, which would adversely affect our results.

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

        To date, there has been a limited public market for shares of our common stock in the United States. From 2006 to August 2014, our common stock traded on AIM under the symbol "PPT" and from 2006 to June 2013 our common stock also traded on AIM under the symbol "PPTR." From 2008 until December 2012, our common stock traded on the OTCQX in the United States under the symbol "PLPM" and since December 2012, our common stock has traded on the NASDAQ. There is currently a limited volume of trading in our common stock on the NASDAQ, which affects the liquidity of common stock. We cannot predict when or whether investor interest in our common stock might lead to an increase in its market price or the development of a more active trading market. An active trading market for our shares in the United States may never develop or be sustained. If an active market for our common stock does not develop, it may be difficult to sell shares of our common stock without depressing the market price for the shares, or at all.

        In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of listed companies. The market price of our common stock, like the securities of many other technology companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During 2014, the closing price of our common stock on The NASDAQ Stock Market ranged from $1.37 to $3.95 per share. Stock prices of many newly public companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, financial condition and results of operations.

A significant portion of our total outstanding shares may be sold into the market pursuant to registration rights of certain stockholders. If there are substantial sales of shares of our common stock, the price of shares of our common stock could decline.

        The price of shares of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. As of February 28, 2015, we had 62,067,460 shares of common stock (which includes 55,216,316 shares of common stock outstanding and 6,851,144 shares of common stock issuable upon the conversion of preferred stock).

        The holders of up to an aggregate of 6,768,874 shares of our common stock (which includes shares of our Series A Preferred Stock on an as-converted to common stock basis) outstanding as of February 28, 2015 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

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

        As of February 28, 2015, our directors, executive officers and holders of more than 5% of our common stock (which includes preferred stock on an as converted to common stock basis), together with their affiliates, beneficially own, in the aggregate, 43.2% of our outstanding capital stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of shares of our common stock by:

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

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we may be involved in legal proceedings in the ordinary course of business. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of Planet Payment.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        From 2006 to August 2014, shares of our common stock were traded on AIM under the symbols "PPT" and from 2006 to June 2013, our common stock also traded on AIM under the symbol "PPTR." From 2008 to December 2012, shares of our common stock traded on the OTCQX under the symbol "PLPM." On December 17, 2012, shares of our common stock began trading on NASDAQ under the symbol "PLPM." The following table sets forth, for the quarters indicated, the high and low intra-day sales prices per share of our common stock on NASDAQ under the symbol "PLPM," AIM under the symbols "PPT" and "PPTR" for each quarter of our two most recent fiscal years:

	Shares Traded on NASDAQ under the ticker "PLPM" (US Dollars)		Shares Traded on AIM under the ticker "PPT" (British Pound)		Shares Traded on AIM under the ticker "PPTR" (British Pound)
Fiscal Period	High	Low	High	Low	High	Low
Fiscal Year ending December 31, 2014
First Quarter	$4.03	$2.69	£2.36	£1.53	—	—
Second Quarter	3.04	2.12	1.66	1.29	—	—
Third Quarter	3.03	1.94	1.64	1.27	—	—
Fourth Quarter	2.11	1.33	—	—	—	—
Fiscal Year ending December 31, 2013
First Quarter	$3.74	$2.38	£2.13	£1.80	£2.00	£1.83
Second Quarter	3.27	2.48	2.00	1.70	2.00	1.93
Third Quarter	3.14	1.97	1.86	1.36	—	—
Fourth Quarter	2.89	2.05	1.65	1.39	—

Holders of Common Equity

        As of February 28, 2015, there were outstanding 62,067,460 shares of our common stock (which includes preferred stock on an as-converted to common stock basis) held by approximately 212 stockholders of record. There is no trading market for shares of our Series A Preferred Stock nor do we expect there to be one.

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

Recent Sales of Unregistered Securities

        There were no sales of unregistered securities during the fourth quarter of 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        In October 2014, our Board of Directors authorized a stock repurchase program under which we may spend up to $6.0 million to repurchase shares of our common stock. Stock repurchases under this program may be made on the open market, through 10b5-1 programs, or in privately negotiated transactions in accordance with all applicable laws, rules and regulations. The transactions may be made from time to time without prior notice and in such amounts as our management deems appropriate and will be funded from cash on hand. The number of shares to be repurchased and the timing of repurchases will be based on several factors, including the price of our common stock, legal or regulatory requirements, general business and market conditions, and other investment opportunities.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased
October 2014	—	—	—	—
November 2014	165,100	$1.61	165,100	$5.7 million
December 2014	338,000	$1.62	503,100	$5.2 million

ITEM 6.    SELECTED FINANCIAL DATA

        The consolidated statements of operations data for the years ended December 31, 2014, 2013, and 2012 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2011 and 2010 have been derived from our audited financial statements not included in this Annual Report. You should read the following selected historical consolidated financial data in conjunction with Item 7 "Management's discussion and analysis of financial condition and results of operations" and the consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data

	Year ended December 31,
	2014	2013	2012	2011	2010
Consolidated statements of operations data:
Net revenue	$47,368,739	$46,566,065	$43,578,016	$41,858,166	$30,553,164
Income (loss) from operations	$3,883,883	$39,853	$(4,241,704)	$2,935,466	$(1,892,419)
Net income (loss)	$3,160,385	$22,006	$(4,452,305)	$2,384,729	$(3,064,787)
Basic net income (loss) per share applicable to common stockholders	$0.05	$0.00	$(0.09)	$0.04	$(0.08)
Diluted net income (loss) per share applicable to common stockholders	$0.05	$0.00	$(0.09)	$0.04	$(0.08)
Weighted average common stock outstanding (basic)	53,494,952	52,943,203	52,187,144	49,348,033	40,431,073
Weighted average common stock outstanding (diluted)	54,633,181	54,465,285	52,187,144	52,167,492	40,431,073

Consolidated Balance Sheet Data

	As of December 31,
	2014	2013	2012	2011	2010
Consolidated balance sheet data
Cash and cash equivalents	$9,837,791	$6,572,468	$6,002,457	$7,671,963	$5,182,499
Working capital(1)	13,849,054	8,414,313	7,429,390	9,468,507	6,908,916
Total assets	33,931,294	30,391,138	27,318,502	24,854,144	19,168,991
Total liabilities	9,802,023	10,535,647	9,435,645	6,109,178	13,492,281
Accumulated deficit	(78,730,853)	(81,891,238)	(81,913,244)	(77,460,939)	(79,845,668)
Total stockholders' equity	24,129,271	19,855,491	17,882,857	18,744,966	5,676,710

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

        To ensure our long-term success and the success of our customers:

  •
  we invest in new services and in enhancing our processing platform to facilitate more convenient and innovative payment methods, mobile payments and e-commerce; as well as the processing of non-financial transactions such as mobile phone top-up.

  •
  we continually work to improve the speed, efficiency, security and performance of our platform and our payments and transaction processing services to enhance the reliability of our global processing infrastructure and protect the security of cardholder information.

        In 2014, we produced 69% of our revenue internationally and 31% in the United States through a recurring revenue model that generates fees every time a purchase is made across our network. We manage our business through two operating segments: our multi-currency processing services and our payment processing services. Our multi-currency processing services, which include Pay In Your Currency and Shop In Your Currency, enable merchants to offer customized pricing in multiple currencies. Our payment processing services comprise end-to-end authorization, capture, clearing and settlement services to our customers along with localized language support and online access to advanced reconciliation, reporting and analytics services. For the year ended December 31, 2014, our multi-currency processing services represented approximately 65% of our revenue and our payment processing services represented approximately 35% of our revenue.

        For the years 2014, 2013 and 2012, our net revenue was $47.4 million, $46.6 million and $43.6 million, respectively. In the same periods, our net income (loss) was $3.2 million, $22,006 and $(4.5) million, respectively, and our Adjusted EBITDA was $9.4 million, $4.2 million and $2.4 million, respectively. Adjusted EBITDA is a financial measure not calculated in accordance with accounting principles generally accepted in the United States of America ("GAAP"). For information on how we calculate Adjusted EBITDA, see "—Key metrics—Adjusted EBITDA."

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

        The following is a table consisting of non-GAAP financial measures and certain other business statistics that management monitors:

	Year ended December 31,
	2014	2013	2012
KEY METRICS:
Consolidated gross billings(1)	$127,883,982	$123,766,535	$117,945,131
Total settled dollar volume processed(2)	$8,226,291,479	$7,054,447,195	$6,114,241,521
Adjusted EBITDA (non-GAAP)(3)	$9,377,048	$4,228,278	$2,425,570
Capitalized expenditures	$1,662,196	$2,513,620	$1,921,766
Total active merchant locations (at period end)(4)	93,381	61,029	40,918
Total settled transactions processed(5)	107,892,854	64,438,090	45,968,171
Multi-currency processing services key metrics:
Active merchant locations (at period end)(4)	43,624	23,628	22,015
Settled transactions processed(6)	13,423,672	12,496,150	11,883,366
Gross foreign currency mark-up(7)	$111,469,328	$107,013,919	$103,174,205
Settled dollar volume processed(8)	$2,651,052,999	$2,645,757,541	$2,628,252,265
Average net mark-up percentage on settled dollar volume processed(9)	1.17%	1.13%	1.10%
Payment processing services key metrics:
Active merchant locations (at period end)(4)	49,779	37,424	18,921
Payment processing services revenue(10)	$16,414,654	$16,752,616	$14,770,926
Settled transactions processed(11)	94,469,182	51,941,940	34,084,805
Settled dollar volume processed(12)	$5,575,238,480	$4,408,689,654	$3,485,989,256

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

(4)
We consider a merchant location to be active as of a date if the merchant completed at least one revenue-generating transaction at the location during the 90-day period ending on such date. The total number of active merchant locations exceeds the total number of merchants, as merchants may have multiple locations. As of December 31, 2014, 2013 and 2012, there were 22, 23 and 18 active merchant locations, respectively, included in both multi-currency and payment processing active merchant locations but are not included in total active merchant locations, in order to eliminate counting these locations twice.

(5)
Represents total settled transactions (excluding other transaction types such as authorizations and rate look-ups).

(6)
Represents settled transactions processed using our multi-currency processing services (excluding other transaction types such as authorizations and rate look-ups).

(7)
Represents the gross foreign currency mark-up amount on settled dollar volume processed using our multi-currency processing services. Gross foreign currency mark-up represents multi-currency processing services net revenue plus amounts paid to acquiring banks and their merchants associated with such multi-currency processing transactions. Management believes this metric is relevant because it provides the reader an indication of the gross mark-up derived from multi-currency transactions processed through our platform during a given period. Refer to our segment disclosure in Note 17 of our consolidated financial statements for information on our net revenue from multi-currency processing services.

(8)
Represents the total settled dollar volume processed using our multi-currency processing services.

(9)
Represents the average net foreign currency mark-up percentage earned on settled dollar volume processed using our multi-currency processing services. The average net mark-up percentage on settled dollar volume processed is calculated by taking the reported total multi-currency processing services net revenue ($31.0 million, $29.8 million and $28.8 million for the years ended December 31, 2014, 2013 and 2012, respectively) and dividing by settled dollar volume processed.

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

        The following table sets forth the reconciliation of Adjusted EBITDA to net income (loss), our most directly comparable financial measure in accordance with GAAP:

	Year ended December 31,
	2014	2013	2012
ADJUSTED EBITDA:
Net income (loss)	$3,160,385	$22,006	$(4,452,305)
Interest expense	65,122	66,905	55,987
Interest and other (income) expense	(2,212)	(1,038)	7,503
Provision for income taxes	800,463	40,869	147,111
Depreciation and amortization	3,016,783	2,872,167	2,831,379
Expensing of deferred IPO costs(1)	—	—	2,578,770
Stock-based compensation expense	1,109,303	1,227,369	1,135,047
Restructuring charges	1,227,204	—	—
Acquisition deal costs	—	—	122,078

Adjusted EBITDA (non-GAAP)	$9,377,048	$4,228,278	$2,425,570

(1)
In July 2011 we filed our first Registration Statement on Form S-1. From July 2011 through August 2012 we continued to update and amend the Registration Statement on Form S-1. During the quarter ended September 30, 2012, we determined that it was likely that our IPO would be postponed for a period in excess of 90 days and as a result deemed it to be an aborted offering in accordance with the guidance set forth in ASC 340- 10-S99-1. For the three months ended September 30, 2012, we expensed previously deferred IPO costs of $2.3 million associated with our Registration Statement on Form S-1 as well as any IPO costs incurred in the third quarter to selling, general and administrative expenses. The total amount of the third quarter expense was $2.6 million.

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

        Analysis of revenue by segment and geographical region:

	Year ended December 31,
	2014	2013	2012
Revenue:
APAC	$16,621,147	$15,666,192	$16,248,880
The Americas	6,893,337	6,165,431	5,000,064
CEMEA	7,439,601	7,981,826	7,558,146

Total multi-currency processing services revenue	30,954,085	29,813,449	28,807,090
Payment processing services revenue	16,414,654	16,752,616	14,770,926

Net revenue	$47,368,739	$46,566,065	$43,578,016

        A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the year ended December 31, 2014, subsidiaries of Global Payments, Inc. represented 21% and of our revenue.

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

Other income (expense), net

        Other income (expense), net, primarily consists of non-operating income as well as interest expense related to our capital leases.

Critical accounting policies and estimates

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

        The entire goodwill balance as of December 31, 2014 is attributable to the acquisition of BPS. We did not record any impairment of goodwill for the three years ended December 31, 2014, 2013 and 2012.

        We evaluate long-lived assets, including property and equipment, capitalized software and finite-lived intangible assets for potential impairment on an individual asset basis or at the lowest level asset grouping for which cash flows can be separately identified. Long-lived asset impairments are assessed whenever changes in circumstances could indicate that the carrying amounts of those productive assets exceed their projected undiscounted cash flows. When it is determined that impairment exists, the related asset group is written down to its estimated fair market value. The determination of future cash flows and the estimated fair value of long-lived assets, involve significant estimates on the part of management. In order to estimate the fair value of a long-lived asset, we may engage a third party to assist with the valuation. We did not record any impairment of long-lived assets for the year ended December 31, 2014, 2013 and 2012.

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

Stock-based compensation expense assumptions and vesting requirements

        Determining the appropriate fair value model and calculating the fair value of stock-based awards require the input of highly subjective assumptions, including the expected life, expected stock price volatility, and the number of expected stock-based awards that will be forfeited prior to the completion of the vesting requirements. We use the Black-Scholes Option Pricing Model to determine the fair value of stock option awards, the fair-market value of our common stock on the date the award is approved to measure fair value for service-based and performance-based awards, and binomial lattice-based valuation pricing models to value its market condition awards.

Expected life

        Due to our limited public company history, the expected life for our stock-based awards granted was determined based on the "simplified" method under the provisions of ASC 718-10, Compensation—Stock Compensation.

Expected stock price volatility

        We estimate its expected volatility using a time-weighted average of its historical volatility in combination with the historical volatility of similar entities whose common shares are publicly traded.

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

        On an annual basis the Board of Director's are granted either stock options or restricted stock awards. A director's annual grant vests and becomes exercisable as to 1/12th of the shares each month from the vesting commencement date for option awards, or 12-months from the grant date in the case of a restricted stock award. A director's initial grant vests and becomes exercisable as to 1/3rd of the shares on the 12-month anniversary from the vesting commencement date and then 1/36th of the shares each month thereafter, such that the grant vests in full after three years. All directors' options expire ten years from the grant date.

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

Fair value inputs

        The fair market value of each stock option award granted has been estimated on the grant date using the Black-Scholes Option Pricing Model with the following assumptions:

Year ended December 31,
	2014	2013	2012
Expected life (in years)	5.88 - 6.02	5.51 - 5.98	5.25 - 6.00
Expected volatility (percentage)	38.48 - 41.98	40.74 - 42.41	45.13 - 47.36
Risk-free interest rate (percentage)	1.77 - 2.02	0.94 - 1.77	0.91 - 1.39
Expected dividend yield	—	—	—

        For all option grants our Board of Directors set the exercise price of stock options based on a price per share not less than the fair value of our common stock on the date of grant. From the time that our shares of common stock began trading on AIM in 2006, to the time that our shares of common stock began trading on NASDAQ, our Board of Directors determined that the fair value of the shares of common stock on the date of grant was the closing price of shares of our common stock that traded under the AIM symbol "PPTR." The underlying security for all options and warrants issued prior to the effectiveness of our Registration Statement on Form S-8 was our common stock trading under "PPTR."

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

Results of operations

        The following tables set forth our consolidated results of operations for the periods presented and as a percentage of our net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Year ended December 31,
	2014		2013		2012
	$ amount	% of revenue	$ amount	% of revenue	$ amount	% of revenue
Revenue:
APAC	$16,621,147	35.1%	$15,666,192	33.6%	$16,248,880	37.3%
The Americas	6,893,337	14.6	6,165,431	13.2	5,000,064	11.5
CEMEA	7,439,601	15.7	7,981,826	17.1	7,558,146	17.3

Total multi-currency processing services revenue	30,954,085	65.4	29,813,449	63.9	28,807,090	66.1
Payment processing services revenue	16,414,654	34.6	16,752,616	36.1	14,770,926	33.9

Net revenue	47,368,739	100.0	46,566,065	100.0	43,578,016	100.0

Operating expenses:
Cost of revenue:
Payment processing services fees	10,403,679	22.0	11,236,262	24.1	10,943,290	25.1
Processing and service costs	13,483,282	28.5	13,048,294	28.0	11,010,778	25.3

Total cost of revenue	23,886,961	50.5	24,284,556	52.1	21,954,068	50.4
Selling, general and administrative expenses	18,370,691	38.8	22,241,656	47.8	25,865,652	59.4
Restructuring charges	1,227,204	2.6	—	—	—	—

Total operating expenses	43,484,856	91.9	46,526,212	99.9	47,819,720	109.8

Income (loss) from operations	3,883,883	8.1	39,853	0.1	(4,241,704)	(9.8)

Other income (expense):
Interest expense	(65,122)	(0.1)	(66,905)	(0.1)	(55,987)	(0.1)
Interest income	2,212	0.0	1,038	0.0	1,236	0.0
Other income (expense), net	139,875	0.3	88,889	0.1	(8,739)	(0.0)

Total other income (expense), net	76,965	0.2	23,022	0.0	(63,490)	(0.1)

Income (loss) from operations before provision for income taxes	3,960,848	8.3	62,875	0.1	(4,305,194)	(9.9)

Provision for income taxes	(800,463)	(1.7)	(40,869)	(0.1)	(147,111)	(0.3)

Net income (loss)	3,160,385	6.6%	$22,006	0.0%	$(4,452,305)	(10.2)%

Comparison of the years ended December 31, 2014 and 2013

Revenue

	Year ended December 31,		Variance
	2014	2013	Amount	Percent
APAC	$16,621,147	$15,666,192	$954,955	6%
The Americas	6,893,337	6,165,431	727,906	12
CEMEA	7,439,601	7,981,826	(542,225)	(7)

Total multi-currency processing services revenue	30,954,085	29,813,449	1,140,636	4
Payment processing services revenue	16,414,654	16,752,616	(337,962)	(2)

Net revenue	$47,368,739	$46,566,065	$802,674	2

        Net revenue increased $0.8 million, or 2%, to $47.4 million for the year ended December 31, 2014 from $46.6 million for the year ended December 31, 2013. The year over year increase in revenue was primarily due to the overall increase in total settled dollar volume processed and total active merchant locations processing transactions through our payment processing platform. This increase related to total sales volume and total merchant locations was partially offset by the decreases in CEMEA average net mark-up percentage on settled dollar volume and a decrease in total sales volume processes by our direct acquiring payment processing customers.

Multi-currency processing services revenue

        APAC multi-currency processing services revenue.    APAC multi-currency processing services revenue increased $1.0 million, or 6%, to $16.6 million for the year ended December 31, 2014 from $15.6 million for the year ended December 31, 2013. The increase in APAC multi-currency processing services revenue was driven by changes in the following key business metrics:

	Year ended December 31,		Variance
	2014	2013	Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	14,340	12,967	1,373	11%
APAC multi-currency processing settled transactions processed	6,106,752	5,632,093	474,659	8
APAC multi-currency processing gross foreign currency mark-up	$64,711,495	$60,922,423	$3,789,072	6
APAC multi-currency processing settled dollar volume processed	$1,492,706,712	$1,439,068,345	$53,638,367	4
APAC average net mark-up % on settled dollar volume processed	1.11%	1.09%	0.02%	2

        The 4% increase in settled dollar volume processed resulted in a $0.6 million increase to revenue. APAC multi-currency processing revenue was further increased by a 2% increase in our average net mark-up percentage on settled dollar volume processed, which resulted in a $0.4 million increase to revenue. The increase in settled dollar volume processed was primarily due to new acquirer implementation and the increase in average net mark-up percentage on settled dollar volume processed was primarily due to a pricing mix of services during the period.

        The Americas multi-currency processing services revenue.    The Americas multi-currency processing services revenue increased $0.7 million to $6.9 million for the year ended December 31, 2014 from

$6.2 million for the year ended December 31, 2013. The Americas multi-currency processing services revenue key business metrics are as follows:

	Year ended December 31,			Variance
	2014		2013	Amount	Percent
The Americas multi-currency processing active merchant locations (at period end)	13,966		3,351	10,615	317%
The Americas multi-currency processing settled transactions processed	2,763,093		2,942,280	(179,187)	(6)
The Americas multi-currency processing gross foreign currency mark-up	$14,082,388		$13,948,801	$133,587	1
The Americas multi-currency processing settled dollar volume processed	$331,353,923		$381,903,219	$(50,549,296)	(13)
The Americas average net mark-up % on settled dollar volume processed	1.67%	*	1.61%	0.06%	4

        The 12% increase in Americas multi-currency processing revenue is due to revenues earned on non-transactional services of $1.3 million partially offset by a 13% decrease in settled dollar volume processed, which resulted in a $0.6 million dollar decrease to revenue. The primary reason for the decrease in settled dollar volume processed is due to a decrease in volume for a specific currency and certain retail merchants.

*
For purposes of calculating "Average net mark-up percentage on settled dollar volume processed", multi-currency processing services revenue includes revenue related to multi-currency transactions only.

        CEMEA multi-currency processing services revenue.    CEMEA multi-currency processing services revenue decreased $0.5 million to $7.4 million for the year ended December 31, 2014 from $7.9 million for the year ended December 31, 2013. CEMEA multi-currency processing services revenue key business metrics are as follows:

	Year ended December 31,		Variance
	2014	2013	Amount	Percent
CEMEA multi-currency processing active merchant locations (at period end)	15,318	7,310	8,008	110%
CEMEA multi-currency processing settled transactions processed	4,553,827	3,921,777	632,050	16
CEMEA multi-currency processing gross foreign currency mark-up	$32,675,445	$32,142,695	$532,750	2
CEMEA multi-currency processing settled dollar volume processed	$826,992,364	$824,785,977	$2,206,387	0
CEMEA average net mark-up % on settled dollar volume processed	0.90%	0.97%	(0.07)%	(7)

        The 7% decrease in average net mark-up on settled dollar volume processed resulted in a $0.5 million decrease in revenue. This decrease is primarily a result of customer and pricing mix.

Payment processing services revenue

        Payment processing services revenue is primarily earned from transaction processing services for customers in the Americas. Payment processing services revenue decreased $0.3 million, or 2%, to $16.4 million for the year ended December 31, 2014 from $16.7 million for the year ended

December 31, 2013. The decrease was primarily due to professional services fees recognized in 2013 but not in 2014.

Cost of revenue

	Year ended December 31,		Variance
	2014	2013	Amount	Percent
Payment processing services fees	$10,403,679	$11,236,262	$(832,583)	(7)%
Processing and service costs	13,483,282	13,048,294	434,988	3

Total cost of revenue	$23,886,961	$24,284,556	$(397,595)	(2)

Payment processing services fees

        The decrease in payment processing service fees of $0.8 million, or 7%, to $10.4 million for the year ended December 31, 2014 from $11.2 million for the year ended December 31, 2013 is a direct result of the decrease in payment processing service revenue.

Processing and service costs

        The increase in processing and service costs of $0.4 million, or 3%, to $13.5 million for the year ended December 31, 2014 from $13.1 million for the year ended December 31, 2013 was primarily the result of an increase of $0.4 million in multi-currency referral commissions earned by third party agents for new multi-currency customers and a decrease of $0.5 in capitalized technology salaries expense. These increases are partially offset by a decrease in salary compensation and related benefits of $0.4 million as a result of our restructuring during 2014.

Selling, general and administrative expenses

	Year ended December 31,		Variance
	2014	2013	Amount	Percent
Selling, general and administrative expenses	$18,370,691	$22,241,656	$(3,870,965)	(17)%

        Selling, general and administrative expenses decreased $3.9 million, or 17%, to $18.4 million for the year ended December 31, 2014 from $22.3 million for the year ended December 31, 2013. The decrease in selling, general and administrative expenses was primarily due to a decrease in salary compensation and related benefits of $2.2 million, a decrease to professional fees of $0.3 million, a decrease to travel and entertainment expenses of $0.4 million, a decrease in stock-based compensation expense of $0.1 million, a decrease to recruiting fees of $0.2 million, a decrease to telecom expenses of $0.1 million, a decrease to sales and marketing of $0.2 million and a decrease to public company costs of $0.2 million.

Other income (expense), net

	Year ended December 31,		Variance
	2014	2013	Amount	Percent
Interest expense	$(65,122)	$(66,905)	$1,783	(3)%
Interest income	2,212	1,038	1,174	113
Other income	139,875	88,889	50,986	57

Total other income, net	$76,965	$23,022	$53,943	234

        Total other income, net, increased $0.1 million for the year ended December 31, 2014. The increase in total other income was primarily due to an increase in our research and development tax credit.

Restructuring charges

        The Company recorded $1.2 million of restructuring charges in connection with a realignment of its workforce for the year ended December 31, 2014. The $1.2 million of restructuring charges primarily consist of $1.0 million of employee severance and benefits and $0.2 million of stock based compensation.

Provision for income taxes

        Provision for income taxes increased to $0.8 million for the year ended December 31, 2014 from $0.04 million for the year ended December 31, 2013. The increase in the tax provision of $0.8 million related primarily to increased profitability of certain foreign subsidiaries. Our effective tax rate could fluctuate depending on the mix of earnings from foreign jurisdictions taxed at substantially lower statutory rates, primarily Bermuda and Hong Kong.

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

Provision for income taxes

        Provision for income taxes decreased to $0.04 million for the year ended December 31, 2013 from $0.1 million for the year ended December 31, 2012. The decrease in the tax provision of $0.06 million related primarily to decreased profitability of certain foreign subsidiaries and the benefit for the reduction of a deferred tax liability established as part of our BPS acquisition. Our effective tax rate could fluctuate depending on the mix of earnings from foreign jurisdictions taxed at substantially lower statutory rates, primarily Bermuda and Hong Kong.

Quarterly results of operations

        The following tables set forth selected unaudited quarterly statements of operations data for the last eight fiscal quarters. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this Annual Report on Form 10- K and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for any future period.

2014 (unaudited)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net revenue	$11,175,117	$11,884,605	$11,312,303	$12,996,714
Gross profit(1)	4,941,703	6,264,427	5,476,368	6,799,280
(Loss) income from operations	(769,305)	1,707,698	594,624	2,350,866
Net (loss) income	$(779,290)	$1,509,414	$468,125	$1,962,136
Basic net (loss) income per share applicable to common stockholders(2)	$(0.01)	$0.02	$0.01	$0.03

Diluted net (loss) income per share applicable to common stockholders(2)	$(0.01)	$0.02	$0.01	$0.03

Weighted average common stock (basic)	53,437,184	53,802,936	54,141,669	53,918,370

Weighted average common stock (diluted)	53,437,184	54,767,440	54,977,485	54,474,022

2013 (unaudited)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net revenue	$12,086,063	$11,764,663	$10,472,912	$12,242,427
Gross profit(1)	6,108,127	5,837,073	4,499,516	5,836,793
Income (loss) from operations	385,443	388,118	(821,055)	87,347
Net income (loss)	$371,916	$304,691	$(808,554)	$153,953
Basic net income (loss) per share applicable to common stockholders(2)	$0.01	$0.01	$(0.02)	$0.00

Diluted net income (loss) per share applicable to common stockholders(2)	$0.01	$0.00	$(0.02)	$0.00

Weighted average common stock (basic)	52,779,130	52,832,451	53,051,626	53,193,916

Weighted average common stock (diluted)	54,806,026	54,570,476	53,051,626	54,247,382

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

Sources of liquidity

        As of December 31, 2014, we had approximately $9.8 million in cash and cash equivalents of which we had $5.0 million in cash held by foreign subsidiaries. Currently, if we were to repatriate cash held by our foreign subsidiaries, to the extent that such repatriation was a taxable event, we could utilize a portion of our $67.2 million net operating loss carry forward to offset the tax obligation, so that no U.S. tax liability would arise. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Capital expenditures

        Our capital expenditures related to property and equipment, software development costs, and intangible assets were $1.7 million in 2014, $2.5 million in 2013 and $1.9 million in 2012. The 2014 capital expenditures were primarily attributable to our investment in the business primarily through capital expenditures for network infrastructure and investments in software development and equipment.

Cash flows

	Year ended December 31,
	2014	2013	2012
Cash provided by operating activities	$5,245,899	$2,520,150	$1,601,416
Cash used in investing activities	(1,521,756)	(2,059,278)	(3,366,345)
Cash (used in) provided by financing activities	(458,820)	109,139	95,423

Operating activities

        Cash provided by operating activities during the year ended December 31, 2014 was $5.2 million, comprising $7.5 million of cash generated by operations and a net decrease in our operating assets and liabilities of $2.2 million. This net decrease in our operating assets and liabilities of $2.2 million primarily consisted of a $1.0 million decrease in settlement assets. These decreases were partially offset by a $2.0 million decrease in accounts payable and accrued expenses, a $0.7 million increase in accounts receivable and other current assets, a $0.4 million decrease in due to merchants and a $0.1 million increase in security deposits and other assets. Cash generated by operations of $7.5 million was inclusive of net income of $3.2 million and non-cash adjustments to net income which primarily include: (i) depreciation and amortization expense of $3.0 million and (ii) stock option expense of approximately $1.3 million.

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

Investing activities

        Cash used in investing activities for the year ended December 31, 2014 was $1.5 million, which was primarily attributable to a $1.7 million decrease in restricted cash and a $1.5 million investment in the business through capital expenditures for network infrastructure, investments in software development and purchases of intangible assets. These decreases were partially offset by an increase in merchant reserves of $1.7 million.

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

Financing activities

        Cash used in financing activities for the year ended December 31, 2014 was $0.5 million, comprising of $0.8 million of treasury stock repurchased and $0.6 million in payments for capital lease obligations, offset by $0.9 million in proceeds from issuance of common stock.

        Cash used in financing activities for the year ended December 31, 2013 was $0.1 million, comprising of $0.6 million in proceeds from option exercises offset by $0.5 million in payments for capital lease obligations.

        Cash used in financing activities for the year ended December 31, 2012 was $0.8 million for proceeds from the exercise of options offset by $0.4 million in cash paid for IPO costs and $0.3 million in payments for capital lease obligations.

Stock repurchase program

        In October 2014, our Board of Directors authorized a stock repurchase program under which we may spend up to $6.0 million to repurchase shares of our common stock. Stock repurchases under this program may be made on the open market, through 10b5-1 programs, or in privately negotiated transactions in accordance with all applicable laws, rules and regulations. The transactions may be made from time to time without prior notice and in such amounts as our management deems appropriate and will be funded from cash on hand. The number of shares to be repurchased and the timing of repurchases will be based on several factors, including the price of our common stock, legal or regulatory requirements, general business and market conditions, and other investment opportunities. The stock repurchase program will expire on December 31, 2015, but may be limited or terminated at any time by our Board of Directors without prior notice. From inception of the program through December 31, 2014, we repurchased approximately 500,000 shares of common stock for an aggregate price of approximately $0.8 million. As of December 31, 2014, there was approximately $5.2 million remaining in our stock repurchase program.

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

Contractual obligations and commitments

        The following table summarizes our contractual obligations as of December 31, 2014:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	$3,124,168	$1,583,575	$1,535,104	$5,489	$—
Capital lease obligations	876,085	499,187	373,278	3,620	—
Acquiring bank sponsorship agreement obligations	1,490,001	406,667	783,334	300,000	—

Total contractual cash obligations	$5,490,254	$2,489,429	$2,691,716	$309,109	$—

Employment agreements

        Pursuant to employment agreements with certain employees, we had a commitment to pay severance of approximately $0.8 million and $2.0 million as of December 31, 2014 and 2013, respectively, in the event of termination without cause, as defined in the agreements. Additionally, in the event of termination upon a change of control, as defined in the agreements, we had a commitment to pay severance of $1.0 million and $2.3 million as of December 31, 2014 and 2013, respectively.

Uncertain tax positions

        We have reviewed and evaluated the relevant technical merits of each of our tax positions and determined that there are no uncertain tax positions that would have a material impact on our financial statements.

Recent accounting pronouncements

        In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new guidance includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company's contracts with customers. ASU 2014-09 will be effective January 1, 2017 and early application is not permitted. The standard allows for either retrospective application to each reporting period presented or retrospective application with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is currently evaluating the effect ASU 2014-09 will have on the Company's Consolidated Financial Statements and disclosures.

        In June 2014, the FASB issued ASU 2014-12, Accounting for Share-based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718) ("ASU 2014-12"), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. The guidance is effective for periods beginning after December 15, 2015. The guidance can be applied prospectively for all awards granted or modified after the effective date or retrospectively to all awards with performance targets outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We do not expect a material impact on our financial condition, results of operations or cash flows from the adoption of this guidance.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

        We had cash and cash equivalents totaling $9.8 million and $6.6 million as of December 31, 2014 and 2013, respectively. The cash and cash equivalents are held for working capital purposes. We did not have any derivative financial instruments as of December 31, 2014 and 2013. We are not exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates given the historic low levels of interest being earned on the short- term fixed-rate cash operating accounts.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Planet Payment, Inc.
Long Beach, New York

        We have audited the accompanying consolidated balance sheets of Planet Payment, Inc. (the "Company") as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income (loss), changes in convertible preferred stock and stockholders' equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the years ended December 31, 2014 and 2013 listed in the accompanying index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planet Payment, Inc. at December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the financial statement schedule for the years ended December 31, 2014 and 2013, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

New York, New York
March 11, 2015

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Planet Payment, Inc.
Long Beach, New York

        We have audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in convertible preferred stock and stockholders' equity, and cash flows of Planet Payment, Inc. and subsidiaries (the "Company") for the year ended December 31, 2012. Our audit also included the financial statement schedule for the year ended December 31, 2012 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Planet Payment, Inc. and subsidiaries for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2012, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP

New York, New York
March 25, 2013

Planet Payment, Inc.

Consolidated Balance Sheets

	December 31,
	2014	2013
Current assets:
Cash and cash equivalents	$9,837,791	$6,572,468
Restricted cash	4,167,560	3,471,023
Accounts receivable, net of allowances of $0.1 million and $0.2 million as of December 31, 2014 and 2013, respectively	6,948,595	6,016,296
Prepaid expenses and other assets	1,136,821	1,457,660

Total current assets	22,090,767	17,517,447

Other assets:
Restricted cash	432,094	446,044
Property and equipment, net	2,139,747	2,198,640
Software development costs, net	4,612,457	4,904,415
Intangible assets, net	2,046,700	2,820,909
Goodwill	319,671	362,063
Security deposits and other assets	2,289,858	2,141,620

Total other assets	11,840,527	12,873,691

Total assets	$33,931,294	$30,391,138

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$512,057	$585,604
Accrued expenses	2,918,645	5,032,620
Due to merchants	4,352,199	3,018,900
Current portion of capital leases	458,812	466,010

Total current liabilities	8,241,713	9,103,134

Long-term liabilities:
Long-term portion of capital leases and deferred revenue	1,560,310	1,432,513

Total long-term liabilities	1,560,310	1,432,513

Total liabilities	9,802,023	10,535,647

Commitments and contingencies (Note 8)
Stockholders' equity:
Convertible preferred stock—10,000,000 shares authorized as of December 31, 2014 and 2013, $0.01 par value: Series A—2,243,750 issued and outstanding as of December 31, 2014 and 2013; $8,975,000 aggregate liquidation preference	22,438	22,438
Common stock—250,000,000 shares authorized as of December 31, 2014 and 2013, $0.01 par value, and 55,680,999 and 55,177,899 shares issued and outstanding as of December 31, 2014, and 55,037,488 shares issued and outstanding as of December 31, 2013	556,810	550,375
Treasury stock, at cost, 503,100 shares as of December 31, 2014	(822,603)	—
Additional paid-in capital	103,277,253	101,038,685
Accumulated other comprehensive (loss) income	(173,774)	135,231
Accumulated deficit	(78,730,853)	(81,891,238)

Total stockholders' equity	24,129,271	19,855,491

Total liabilities and stockholders' equity	$33,931,294	$30,391,138

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2014	2013	2012
Revenue:
Net revenue	$47,368,739	$46,566,065	$43,578,016

Operating expenses:
Cost of revenue:
Payment processing service fees	10,403,679	11,236,262	10,943,290
Processing and service costs	13,483,282	13,048,294	11,010,778

Total cost of revenue	23,886,961	24,284,556	21,954,068
Selling, general and administrative expenses	18,370,691	22,241,656	25,865,652
Restructuring charges	1,227,204	—	—

Total operating expenses	43,484,856	46,526,212	47,819,720

Income (loss) from operations	3,883,883	39,853	(4,241,704)
Other income (expense):
Interest expense	(65,122)	(66,905)	(55,987)
Interest income	2,212	1,038	1,236
Other income (expense), net	139,875	88,889	(8,739)

Total other income (expense), net	76,965	23,022	(63,490)

Income (loss) from operations before provision for income taxes	3,960,848	62,875	(4,305,194)
Provision for income taxes	(800,463)	(40,869)	(147,111)

Net income (loss)	$3,160,385	$22,006	$(4,452,305)

Basic net income (loss) per share applicable to common stockholders	$0.05	$0.00	$(0.09)

Diluted net income (loss) per share applicable to common stockholders	$0.05	$0.00	$(0.09)

Weighted average common stock outstanding (basic)	53,494,952	52,943,203	52,187,144

Weighted average common stock outstanding (diluted)	54,633,181	54,465,285	52,187,144

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
	2014	2013	2012
Net income (loss)	$3,160,385	$22,006	$(4,452,305)
Foreign currency translation adjustment	(309,005)	97,306	78,654

Total comprehensive income (loss)	$2,851,380	$119,312	$(4,373,651)

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$3,160,385	$22,006	$(4,452,305)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	1,263,660	1,227,369	1,075,079
Depreciation and amortization expense	3,016,783	2,872,167	2,831,379
Provision for doubtful accounts	46,652	326,457	136,350
Deferred tax benefit	—	(583,420)	(66,009)
Disposal of property and equipment	—	4,979	86,388
Expensing of deferred IPO costs	—	—	2,346,210
Accrued insurance proceeds	—	—	(100,000)
Gain on insurance settlement	—	(301,281)	—
Changes in operating assets and liabilities net of effects of acquisitions:
Decrease (increase) in settlement assets	1,055,984	(703,407)	(575,707)
Increase in accounts receivables, prepaid expenses and other current assets	(743,358)	(657,188)	(1,725,523)
Increase in security deposits and other assets	(62,992)	(482,065)	(11,575)
(Decrease) increase in accounts payable and accrued expenses	(2,005,464)	336,367	1,713,071
(Decrease) increase in due to merchants	(419,222)	472,760	409,076
Other	(66,529)	(14,594)	(65,018)

Net cash provided by operating activities	5,245,899	2,520,150	1,601,416

Cash flows from investing activities:
Insurance proceeds	—	401,281	—
Increase in restricted cash	(1,738,571)	(26,638)	(9,448)
Increase in merchant reserves	1,752,521	—	—
Purchase of property and equipment	(117,412)	(828,730)	(269,557)
Capitalized software development	(1,292,314)	(1,443,010)	(1,360,091)
Purchase of intangible assets	(125,980)	(162,181)	(149,420)
Cash paid for business combination, net of cash acquired	—	—	(1,577,829)

Net cash used in investing activities	(1,521,756)	(2,059,278)	(3,366,345)

Cash flows from financing activities:
Proceeds from issuance of common stock	934,032	589,131	774,749
Principal payments on capital lease obligations	(570,249)	(479,992)	(324,795)
Purchases of treasury stock	(822,603)	—	—
Payment of IPO costs	—	—	(354,531)

Net cash (used in) provided by financing activities	(458,820)	109,139	95,423

Effect of exchange rate changes on cash and cash equivalents*	—	—	—

Net increase (decrease) in cash and cash equivalents	3,265,323	570,011	(1,669,506)
Beginning of period	6,572,468	6,002,457	7,671,963

End of period	$9,837,791	$6,572,468	$6,002,457

Supplemental disclosure:
Cash paid for:
Interest	$64,585	$63,352	$53,994
Income taxes	765,807	568,055	541,933
Non cash investing and financing activities:
Common stock issued for BPS acquisition	—	—	1,596,862
Common stock issued for stock options and warrants exercised	1,390	2,273	13,335
Assets acquired under capital leases	429,611	728,082	530,984
Accrued capitalized hardware, software and fixed assets	74,017	27,566	—
Capitalized stock-based compensation	52,473	52,133	—

*
For the year ended December 31, 2014, 2013 and 2012, the effect of exchange rate changes on cash and cash equivalents was inconsequential.

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity

	Convertible preferred stock $0.01 par value— 4,000,000 shares authorized as of December 31, 2011 and 10,000,000 shares authorized as of December 31, 2012, 2013 and 2014 Series A
			Common stock $0.01 par value—80,000,000 shares authorized as of December 31, 2011 and 250,000,000 shares authorized as of December 31, 2012, 2013 and 2014
					Common Stock, In Treasury
								Accumulated other comprehensive (loss) income
	Shares Issued	Shares Par Value	Shares Issued	Shares Par Value	Shares Issued	Shares Par Value	Additional paid-In capital		Accumulated deficit	Total stockholders' equity
Balance—December 31, 2011	2,243,750	$22,438	51,764,405	$517,644	—	$—	$95,706,552	$(40,729)	$(77,460,939)	$18,744,966
Stock issued	—	—	488,337	4,884	—	—	1,596,862	—	—	1,601,746
Warrants exercised	—	—	917,602	9,176	—	—	(9,176)	—	—	—
Options exercised	—	—	488,513	4,885	—	—	769,864	—	—	774,749
Stock-based compensation expense	—	—	—	—	—	—	1,135,047	—	—	1,135,047
Cumulative translation adjustment	—	—	—	—	—	—	—	78,654	—	78,654
Net loss	—	—	—	—	—	—	—	—	(4,452,305)	(4,452,305)

Balance—December 31, 2012	2,243,750	22,438	53,658,857	536,589	—	—	99,199,149	37,925	(81,913,244)	17,882,857

Restricted stock issued	—	—	860,739	8,607	—	—	(23,918)	—	—	(15,311)
Warrants exercised	—	—	213,123	2,131	—	—	(2,131)	—	—	—
Options exercised	—	—	304,769	3,048	—	—	586,083	—	—	589,131
Stock-based compensation expense	—	—	—	—	—	—	1,279,502	—	—	1,279,502
Cumulative translation adjustment	—	—	—	—	—	—	—	97,306	—	97,306
Net income	—	—	—	—	—	—	—	—	22,006	22,006

Balance—December 31, 2013	2,243,750	22,438	55,037,488	550,375	—	—	101,038,685	135,231	(81,891,238)	19,855,491

Treasury stock	—	—	—	—	503,100	(822,603)	—	—	—	(822,603)
Restricted stock issued	—	—	(243)	(3)	—	—	(5,159)	—	—	(5,162)
Warrants exercised	—	—	79,677	797	—	—	(797)	—	—	—
Options exercised	—	—	564,077	5,641	—	—	928,391	—	—	934,032
Stock-based compensation expense	—	—	—	—	—	—	1,316,133	—	—	1,316,133
Cumulative translation adjustment	—	—	—	—	—	—	—	(309,005)	—	(309,005)
Net income	—	—	—	—	—	—	—	—	3,160,385	3,160,385

Balance—December 31, 2014	2,243,750	$22,438	55,680,999	$556,810	503,100	$(822,603)	$103,277,253	$(173,774)	$(78,730,853)	$24,129,271

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

Notes to Consolidated Financial Statements

1. Business description and basis of presentation

Business description

        Planet Payment, Inc. together with its wholly owned subsidiaries ("Planet Payment," the "Company," "we," or "our") is a provider of international payment and transaction processing and multi-currency processing services. The Company provides its services to approximately 93,000 active merchant locations in 23 countries and territories across the Asia Pacific region, the Americas, the Middle East, Africa and Europe, primarily through its acquiring bank and processor customers, as well as through its own direct sales force. The Company provides banks and their merchants with innovative services to accept, process and reconcile electronic payments. The Company's point-of-sale and e-commerce services are integrated within the payment card transaction process enabling its acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. The Company's ATM services provide its domestic and international acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction. The Company also offers non-financial transaction processing services that allow merchants to offer a range of commercial services including pre-paid mobile phone top-up and bill payments using the same point-of-sale devices deployed to accept payment cards. The Company is a registered third party processor with the major card associations and operates in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council's Data Security Standards.

Company structure

        Planet Payment was incorporated in the State of Delaware on October 12, 1999 as Planet Group Inc. and changed its name to Planet Payment, Inc. on June 18, 2007.

        From March 2006 to August 2014, shares of the Company's common stock traded on the AIM of the London Stock Exchange under the symbol "PPT". From March 2006 to June 2013 shares of our common stock also traded on AIM under the symbol "PPTR." From November 2008 until December 2012, shares of our common stock traded on the OTCQX under the symbol "PLPM." On December 17, 2012 shares of our common stock began trading on NASDAQ under the symbol "PLPM."

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

Translation of non-U.S. currencies

        The translation of assets and liabilities denominated in foreign currency into U.S. Dollars is made at the prevailing rate of exchange at the balance sheet date. Revenue and expenses are translated at the average exchange rates during the period. Translation adjustments are reflected in accumulated other comprehensive income (loss) on our consolidated balance sheets, while gains and losses resulting from foreign currency transactions are included in our consolidated statements of operations. Amounts resulting from foreign currency transactions included in our statement of operations were $0.2 million for the year ended December 31, 2014, $0.1 million for the year ended December 31, 2013 and amounts were not material for the year ended December 31, 2012.

Allowance for doubtful accounts

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments due to the Company. The amount of the allowance is based on historical experience and our analysis of the accounts receivable balance outstanding. While credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required which would result in an additional expense in the period that this determination was made. As of December 31, 2014 and 2013, the Company has included an allowance for doubtful accounts of approximately $0.1 million and $0.2 million, respectively. As of December 31, 2013 the Company wrote-off a previously fully reserved trade receivable in the amount of $1.4 million.

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

Software development costs and amortization

        The Company capitalizes costs of materials, consultants and payroll and payroll-related costs incurred by employees involved in developing internal use computer software during the application development stage. Costs incurred during the preliminary project and post-implementation stages are

Planet Payment, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

charged to processing and service costs, which are included in cost of revenue as incurred. Software development costs are amortized to processing and service costs, which are included in cost of revenue on a straight-line basis over estimated useful lives of approximately three to five years. The Company performs periodic reviews to ensure that unamortized software costs remain recoverable from future cash flows. Capitalized software development costs, net, were $4.6 million and $4.9 million as of December 31, 2014 and 2013, respectively. Amortization expense totaled $1.7 million, $1.6 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

        The entire goodwill balance as of December 31, 2014 is attributable to the acquisition of BPS. The Company did not record any impairment of goodwill during the three years ended December 31, 2014, 2013 and 2012.

        The Company evaluates long-lived assets, including property and equipment, capitalized software and finite-lived intangible assets for potential impairment on an individual asset basis or at the lowest level asset grouping for which cash flows can be separately identified. Long-lived asset impairments are assessed whenever changes in circumstances could indicate that the carrying amounts of those productive assets exceed their projected undiscounted cash flows. When it is determined that impairment exists, the related asset group is written down to its estimated fair market value. The determination of future cash flows and the estimated fair value of long-lived assets, involve significant estimates on the part of management. In order to estimate the fair value of a long-lived asset, the Company may engage a third party to assist with the valuation. The Company did not record any impairment of long-lived assets for the years ended December 31, 2014, 2013 and 2012.

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

Deferred initial public offering ("IPO") costs

        In connection with the preparation of the financial statements as of and for the periods ended September 30, 2012, the Company determined that it was likely that its IPO would be postponed for a period in excess of 90 days and as a result deemed it to be an aborted offering in accordance with the guidance set forth in ASC 340-10-S99-1. During the three months ending September 30, 2012, the Company expensed previously deferred IPO costs of $2.3 million associated with our registration statement on Form S-1 as well as any IPO costs incurred in the third quarter to selling, general and administrative expenses. The total amount of the third quarter 2012 expense was $2.6 million.

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

        The Company maintains an allowance for uncollectible accounts receivable based on expected collectability and performs ongoing credit evaluations of customers' financial condition.

Planet Payment, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

        The Company's accounts receivable concentrations of 10% and greater are as follows:

	As of December 31,
	2014	2013
Customer A	28%	22%
Customer B	13		***
Customer C	17	13
Customer D*	**	12

*
Customer D is a sponsoring bank for certain merchants within the Company's payment processing services. Customer D serves as an aggregator of merchant transactions and therefore, there is a concentration risk relating to receivables. However, revenues are generated from individual merchants that individually do not exceed 10% of the Company's revenue.

**
Less than 10% accounts receivable concentration.

***
New customer during 2014.

        The Company's revenue concentrations of 10% and greater are as follows:

	Year ended December 31,
	2014	2013	2012
Customer A	21%	21%	23%
Customer C	*	12	17

*
Less than 10% revenue concentration.

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

        The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year ended December 31,
	2014	2013	2012
Numerator:
Net income (loss)	$3,160,385	$22,006	$(4,452,305)
Amounts allocated to participating preferred stockholders under the two-class method	(357,248)	(2,507)	—

Net income (loss) applicable to common stockholders (basic and dilutive)	$2,803,137	$19,499	$(4,452,305)

Denominator:
Weighted average common stock outstanding (basic)	53,494,952	52,943,203	52,187,144
Common equivalent shares from options and warrants to purchase common stock	1,138,229	1,522,082	—

Weighted average common stock outstanding (diluted)(1)	54,633,181	54,465,285	52,187,144

Basic net income (loss) per share applicable to common stockholders	$0.05	$0.00	$(0.09)

Diluted net income (loss) per share applicable to common stockholders(1)	$0.05	$0.00	$(0.09)

(1)
In accordance with ASC 260-10-45-48 for the year ended December 31, 2014, 2013 and 2012, the Company has excluded 1.3 million, 1.6 million and 0.9 million, respectively, contingently issued restricted shares from diluted weighted average common stock outstanding as the contingencies (a) were not satisfied at the reporting date nor (b) would have been satisfied if the reporting date was at the end of the contingency period.

Planet Payment, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

        The following table sets forth the weighted securities outstanding that have been excluded from the diluted net income (loss) per share calculation because the effect would have been anti-dilutive:

	Year ended December 31,
	2014	2013	2012
Stock options	5,107,474	2,458,471	8,528,816
Restricted stock awards	90,467	—	—
Warrants	68,304	85,629	2,055,722
Convertible preferred stock(1)	6,851,144	6,851,144	6,851,144

Total antidilutive securities	12,117,389	9,395,244	17,435,682

(1)
Diluted net income per share increases when convertible preferred stock are included in the required sequence in the diluted earnings per share computation. As such convertible preferred stock are excluded from the computation of diluted earnings per share for the years ended December 31, 2014, 2013 and 2012.

Stock-based compensation expense and assumptions

        Stock-based compensation expense is measured at the grant date based on fair value and recognized as an expense over the requisite service period, net of an estimated forfeiture rate.

        The following summarizes stock-based compensation expense recognized by income statement classification:

	Year ended December 31,
	2014	2013	2012
Processing and service costs	$259,663	$238,101	$262,775
Selling, general and administrative expenses	849,640	989,268	872,272
Restructuring charges	154,357	—	—

Total stock-based compensation expense	$1,263,660	$1,227,369	$1,135,047

        The following summarizes stock-based compensation expense recognized by type:

	Year ended December 31,
	2014	2013	2012
Stock options	$850,727	$983,810	$1,135,047
Restricted stock awards	412,933	243,559	—
Warrants	—	—	—

Total stock-based compensation expense	$1,263,660	$1,227,369	$1,135,047

        For the years ended December 31, 2014, 2013 and 2012, stock-based compensation expense included capitalized stock-based compensation of $0.1 million.

Planet Payment, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

        A summary of the unamortized stock-based compensation expense and associated weighted average remaining amortization periods is presented below:

	As of December 31, 2014		As of December 31, 2013
	Unamortized stock-based compensation expense	Weighted average remaining amortization period (in years)	Unamortized stock-based compensation expense	Weighted average remaining amortization period (in years)
Stock options	$813,461	1.85	$1,263,133	1.79
Restricted stock awards	424,795	1.49	1,624,187	2.05

Stock-based compensation expense assumptions and vesting requirements

        Determining the appropriate fair value model and calculating the fair value of stock-based awards require the input of highly subjective assumptions, including the expected life, expected stock price volatility, and the number of expected stock-based awards that will be forfeited prior to the completion of the vesting requirements. The Company uses the Black-Scholes Option Pricing Model to determine the fair value of stock option awards, the fair-market value of the Company's common stock on the date the award is approved to measure fair value for service-based and performance-based awards, and binomial lattice-based valuation pricing models to value its market condition awards.

Expected life

        Due to the Company's limited public company history, the expected life for the Company's stock-based awards granted was determined based on the "simplified" method under the provisions of ASC 718-10, Compensation—Stock Compensation.

Expected stock price volatility

        The Company estimates its expected volatility using a time-weighted average of its historical volatility in combination with the historical volatility of similar entities whose common shares are publicly traded.

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

        On an annual basis the Company's Board of Directors are granted either stock options or restricted stock awards. A director's annual grant vests and becomes exercisable as to 1/12th of the shares each month from the vesting commencement date for option awards, or 12-months from the grant date in the case of a restricted stock award. A director's initial grant vests and becomes exercisable as to 1/3rd of the shares on the 12-month anniversary from the vesting commencement date and then 1/36th of the shares each month thereafter, such that the grant vests in full after three years. All directors' options expire ten years from the grant date.

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

Fair value inputs

        The fair market value of each stock option award granted has been estimated on the grant date using the Black-Scholes Option Pricing Model with the following assumptions:

Year ended December 31,
	2014	2013	2012
Expected life (in years)	5.88 - 6.02	5.51 - 5.98	5.25 - 6.00
Expected volatility (percentage)	38.48 - 41.98	40.74 - 42.41	45.13 - 47.36
Risk-free interest rate (percentage)	1.77 - 2.02	0.94 - 1.77	0.91 - 1.39
Expected dividend yield	—	—	—

        For all option grants the Company's Board of Directors set the exercise price of stock options based on a price per share not less than the fair value of our common stock on the date of grant. From the time that our shares of common stock began trading on AIM in 2006, to the time that our shares of common stock began trading on NASDAQ, the Company's Board of Directors determined that the fair value of the shares of common stock on the date of grant was the closing price of shares of our common stock that traded under the AIM symbol "PPTR." The underlying security for all options and warrants issued prior to the effectiveness of our registration statement on Form S-8 was our common stock trading under "PPTR."

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

Planet Payment, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

Long-term incentive restricted stock agreements assumptions and vesting requirements

        On July 26, 2011, the Company made a restricted stock grant of 915,000 shares of the Company's common stock to Philip Beck pursuant to a Long-Term Incentive Restricted Stock Agreement. The 915,000 shares vest in four separate tranches, each with a different long-term performance goal. In February 2014, the Company entered into a separation agreement with Philip Beck and in accordance with the incentive agreement the Company exercised its repurchase option of 35%, or 320,250, of the restricted shares at the price of $1.00 in the aggregate. The remaining restricted shares after the exercise of the repurchase were 594,750.

        The agreement provides that (1) upon a corporate transaction, certain unvested shares accelerate and become vested, and (2) upon Mr. Beck's involuntary termination, certain unvested shares shall remain outstanding and become vested only at such time as the performance goals applicable to such unvested shares are satisfied.

  •
  Tranche one (expired 12/31/2014): Performance condition award consisting of 198,250 shares that vest based upon the achievement of adjusted EBITDA (as will be defined in the Company's earnings releases for the relevant periods) per fully diluted share greater than or equal to $0.36 per share for any fiscal year concluding after the date of the restricted stock grant and on or prior to the expiration date. The fair value of tranche one is $71,370 and expired unvested. The Company did not expense any amounts related to tranche one.

  •
  Tranche two (expires 12/31/2017): Performance condition award consisting of 30,550 shares that vest based upon the achievement of adjusted EBITDA (as will be defined in the Company's earnings releases for the relevant periods) per fully diluted share greater than or equal to $0.64 per share for any fiscal year concluding after the date of the restricted stock grant and on or prior to the expiration date. The fair value of tranche two is $19,552.

  •
  Tranche three (expires 12/31/2017): Performance condition award consisting of 304,850 shares that vest based upon the achievement of adjusted EBITDA (as will be defined in the Company's earnings releases for the relevant periods) per fully diluted share greater than or equal to $0.71 per share for any fiscal year concluding after the date of the restricted stock grant and on or prior to the expiration date. The fair value of tranche three is $216,444.

  •
  Tranche four (expires 12/31/2017): Market condition award consisting of 61,100 shares that vest based upon the fair market value of the Company's stock being greater than or equal to $12.00 per share for 75 consecutive trading days in the United States for any period of time beginning after the date of the restricted stock grant and concluding on or prior to the expiration date. The fair value of tranche four is $3,640.

        In accordance with ASC 718-10, the Company valued the performance condition and market condition awards using the Black-Scholes and binomial lattice models, respectively. The fair values of the performance condition awards are based upon the closing price of shares of the Company's common stock that trade on AIM under the symbol "PPTR" on the date of grant. The total fair value of all three tranches of the performance condition awards is $0.3 million (adjusted for the exercise of the repurchase, noted above), of which no amounts have been expensed as it was not deemed probable that the performance conditions would be satisfied based on the financial assessment as of December 31, 2014. The Company will reassess the probability of achieving each performance condition metric at each reporting period. The total fair value of the market condition award is $3,640. Given the

Planet Payment, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

inconsequential nature of the amount, the Company recorded the entire expense at the time of grant. The expense related to the market condition award is not reversed even if the market conditions are not satisfied.

        The fair value of the market condition award has been estimated on the grant date using a binomial lattice-based valuation pricing model with the following assumptions:

July 26, 2011
Expected life (in years)	5.3
Expected volatility (percentage)	31.68
Risk-free interest rate (percentage)	2.04
Expected dividend yield	—

        On November 15, 2013, the Company made a restricted stock grant of 200,000 shares of our common stock to Carl Williams, our Director, Chief Executive Officer and President, pursuant to the Company's 2012 Equity Incentive Plan. Furthermore, on March 10, 2014 the Company also made a restricted stock grant of 150,000 shares of our common stock to Philip Beck, former Chairman of the Board. These shares will become vested if, prior to May 31, 2015, the closing price of the Company's common stock on NASDAQ is at least $6.00 per share for 30 consecutive trading days. Additionally, in the event that the Company completes a change of control transaction, the shares shall become vested if the consideration for such transaction is at least $6.00 per share, or the fair market value of the Company's common stock immediately following such change of control transaction is at least $6.00 per share. In accordance with ASC 718-10, the Company valued the market condition awards using a binomial lattice-based valuation pricing model. The total fair value of the market condition awards was $2,647 and $3,000, respectively. Given the inconsequential nature of the amount, we recorded the entire expense at the time of grant. The expense related to the market condition award is not reversed even if the market conditions are not satisfied.

        The fair value of the market condition award has been estimated on the grant date using a binomial lattice-based valuation pricing model with the following assumptions:

	November 15, 2013	March 10, 2014
Expected life (in years)	1.37	1.22
Expected volatility (percentage)	27.30	27.50
Risk-free interest rate (percentage)	0.23	0.23
Expected dividend yield	—	—

        On June 27, 2014 and on August 15, 2014, the Company made a restricted stock grant of 325,000 and 250,000 shares of our common stock, respectively, to certain employees pursuant to the Company's 2012 Equity Incentive Plan. These shares will become vested if, prior to December 31, 2015, the closing price of the Company's common stock on NASDAQ is at least $6.00 per share for 30 consecutive trading days. Additionally, in the event that the Company completes a change of control transaction, the shares shall become vested if the consideration for such transaction is at least $6.00 per share, or the fair market value of the Company's common stock immediately following such change of control transaction is at least $6.00 per share. In accordance with ASC 718-10, the Company valued the market

Planet Payment, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

condition awards using a binomial lattice-based valuation pricing model. The total fair value of the market condition award was $5,735 and $1,023. Given the inconsequential nature of the amount, we recorded the entire expense at the time of grant. The expense related to the market condition award is not reversed even if the market conditions are not satisfied.

        The fair value of the market condition award has been estimated on the grant date using a binomial lattice-based valuation pricing model with the following assumptions:

	June 27, 2014	August 15, 2014
Expected life (in years)	1.51	1.38
Expected volatility (percentage)	26.72	26.54
Risk-free interest rate (percentage)	0.17	0.25
Expected dividend yield	—	—

        During the second and third quarters of 2014, 0.2 million restricted stock awards with a grant date fair value of $0.5 million were granted to certain employees and members of the Board of Directors of the Company. The final number of vested shares is subject to service-based vesting conditions. These grants were valued using the fair-market value of the Company's common stock on the date the awards were approved. Expense is recorded on a straight line basis from the date of the grant over the applicable service period of 36 months for employees and 12 months for the Board of Directors.

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

Recent accounting pronouncements

        In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new guidance includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company's contracts with customers. ASU 2014-09 will be effective January 1, 2017 and early application is not permitted. The standard allows for either retrospective application to each reporting period presented or retrospective application with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is currently evaluating the effect ASU 2014-09 will have on the Company's Consolidated Financial Statements and disclosures.

        In June 2014, the FASB issued ASU 2014-12, Accounting for Share-based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718) ("ASU 2014-12"), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. The guidance is effective for periods beginning after December 15, 2015. The guidance can be applied prospectively for all awards granted or modified after the effective date or retrospectively to all awards with performance targets outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We do not expect a material impact on our financial condition, results of operations or cash flows from the adoption of this guidance.

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

4. Property and equipment

        Property and equipment, net consist of the following:

		As of December 31,
	Estimated useful life (in years)
		2014	2013
Equipment	2 - 7	$945,116	$939,129
Computer hardware	3 - 5	2,963,629	2,493,658
Furniture and fixtures	5 - 7	194,399	182,562
Leasehold improvements	3 - 10	749,275	689,648

Total property and equipment, gross		4,852,419	4,304,997
Less: Accumulated depreciation and amortization		(2,712,672)	(2,106,357)

Total property and equipment, net		$2,139,747	$2,198,640

        Property and equipment depreciation and amortization expense is as follows:

	Year ended December 31,
	2014	2013	2012
Depreciation and amortization expense	$621,695	$554,765	$532,784

5. Goodwill and intangible assets

        The changes in the carrying amount of goodwill are as follows:

Goodwill, gross, as of December 31, 2012	$347,599
Impact of change in Euro exchange rate	14,464
Accumulated impairment losses as of December 31, 2013	—

Goodwill, net, as of December 31, 2013	362,063
Impact of change in Euro exchange rate	(42,392)
Accumulated impairment losses as of December 31, 2014	—

Goodwill, net, as of December 31, 2014	$319,671

        The entire goodwill balance is assigned to the payment processing services segment as this is the reporting unit expected to benefit from the synergies of the combination.

        Intangible assets are recorded at estimated fair value and are amortized ratably over their estimated useful lives to processing and service costs, which are included in cost of revenue.

Planet Payment, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Goodwill and intangible assets (Continued)

        The gross book value, accumulated amortization and amortization periods of intangible assets were as follows:

	As of December 31, 2014			As of December 31, 2013
	Gross book value	Accumulated amortization	Net book value	Gross book value	Accumulated amortization	Net book value	Amortization period (in years)
Trademarks and patents	$1,158,572	$(387,134)	$771,438	$1,100,696	$(327,200)	$773,496	15 - 21
Technology	2,662,164	(1,386,902)	1,275,262	3,015,192	(967,779)	2,047,413	5

Intangible assets, net	$3,820,736	$(1,774,036)	$2,046,700	$4,115,888	$(1,294,979)	$2,820,909

        Amortization expense related to intangible assets is as follows:

	Year ended December 31,
	2014	2013	2012
Amortization expense	$707,657	$735,265	$569,721

        Intangible amortization expense that will be charged to income for the subsequent five years and thereafter is estimated on the December 31, 2014 book value, as follows:

2015	$616,552
2016	607,929
2017	285,893
2018	77,290
2019	72,439
Thereafter	386,597

Total	$2,046,700

6. Long and short-term capital leases

        Long and short-term capital leases consisted of the following:

	December 31,
	2014	2013
Capital leases to various lessors secured by financed equipment with interest rates ranging from 4.67% to 14.51%. Principal and interest are payable monthly through May 2018	$816,718	$949,596

Total long and short-term portions of capital leases	816,718	949,596
Less: short-term portion capital leases	(458,812)	(466,010)

Long-term portion of capital leases	$357,906	$483,586

Planet Payment, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Long and short-term capital leases (Continued)

        Interest expense related to capital leases is as follows:

	Year ended December 31,
	2014	2013	2012
Capital leases	$61,591	$60,106	$55,699

7. Restructuring Charges

        In 2014, the Company initiated a realignment of its workforce aimed at achieving greater operational efficiencies. The Company reduced its workforce by 30 people, or 17% of its total employees, including senior-level positions. As a result of the realignment, the Company incurred total restructuring charges during the year ended December 31, 2014 of approximately $1.2 million, of which $1.0 million relates to cash expenditures.

        The table below sets forth the cash components and activity associated with the realignment of the workforce and business for the year ended December 31, 2014:

	Balance as of January 1, 2014	Charges	Cash Payment	Balance as of December 31, 2014
Severance and benefits	$—	$987,994	$792,221	$195,773
Legal expenses and other	$—	54,373	54,373	—

Total restructuring charges	$—	$1,042,367	$846,594	$195,773

8. Commitments and contingencies

Operating leases

        The Company leases office space and various office equipment under cancelable and non-cancelable operating leases which expire on various dates through 2018. In general, leases relating to real estate include rent escalation clauses relating to increases in operating costs. Some leases also include renewal options of up to three years.

        Operating lease expense is as follows:

	Year ended December 31,
	2014	2013	2012
Operating lease expense	$1,549,343	$1,509,465	$1,515,189

Planet Payment, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Commitments and contingencies (Continued)

        Future minimum rental payments under non-cancelable operating leases are as follows:

Years ending December 31,
2015	$1,583,575
2016	1,409,433
2017	125,671
2018	5,489
2019	—
Thereafter	—

Total minimum lease payments	$3,124,168

Capital leases

        The following is an analysis of the leased property under capital leases:

	December 31,
	2014	2013
Computer hardware	$1,989,836	$1,607,602
Computer software	290,095	258,306

Total capital leases, gross	2,279,931	1,865,908
Less: Accumulated depreciation	(1,039,927)	(662,082)

Total capital leases, net	$1,240,004	$1,203,826

        Future minimum rental payments under capital leases are as follows:

Years ending December 31,
2015	$499,187
2016	281,438
2017	91,840
2018	3,620
2019	—
Thereafter	—

Total minimum lease payments	876,085
Less: Amounts representing taxes, included in total minimum lease payments*	—

Net minimum lease payments	876,085
Less: Amounts representing interest payments	(59,367)

Present value of net minimum lease payments	$816,718

*
Tax amounts related to capital lease payments are inconsequential.

Planet Payment, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Commitments and contingencies (Continued)

Acquiring bank sponsorship agreements

        In order to offer merchant acquiring services for Visa and MasterCard transactions, the Company must be sponsored by a financial institution that is a principal member of the Visa and MasterCard networks.

        The Company is liable for all losses incurred by the sponsoring bank with respect to the activities of our merchants sponsored under the agreement. No contingent liability has been recorded as December 31, 2014 as the risk of material loss is considered remote based on historical information. The Company monitors this contingent liability on a quarterly basis and will provide for a reserve if deemed necessary.

        The Company has two acquiring bank sponsoring agreements expiring at various dates through 2018. The future minimum payments under those agreements are as follows:

Years ending December 31,
2015	$406,667
2016	366,667
2017	416,667
2018	300,000
2019	—
Thereafter	—

Total payments	$1,490,001

Employment agreements

        Pursuant to employment agreements with certain employees, the Company had a commitment to pay severance of approximately $0.8 million and $2.0 million as of December 31, 2014 and 2013, respectively, in the event of termination without cause, as defined in the agreements. Additionally, in the event of termination upon a change of control, as defined in the agreements, the Company had a commitment to pay severance of approximately $1.0 million and $2.3 million as of December 31, 2014 and 2013, respectively.

Contingent liabilities

        In instances where the Company is acting as the merchant acquirer, the Company bears a risk that a merchant may engage in fraud by submitting for payment certain credit card transactions that may have been manipulated, are fictitious, or are otherwise not bona fide. Similarly, the Company bears the risk that a merchant becomes insolvent, owing money to cardholders. To the extent that such fraud or insolvency occurs in circumstances where the Company is liable to make good any resultant losses, this could affect the Company's operating results and cash flows. The Company has required certain merchants to post cash reserves of approximately $0.8 million with the sponsoring bank against such liabilities and has itself paid the acquirer a security deposit of $0.2 million in connection therewith, which is included in long-term 'Restricted cash" on the consolidated balance sheets. In addition, the Company holds merchant reserves of approximately $2.2 million. This reserve amount is included in "Restricted cash" with an offset in "Due to merchants". Under FASB ASC 460, Guarantees, the Company evaluates its ultimate risk and records an estimate of potential loss for chargeback's related

Planet Payment, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Commitments and contingencies (Continued)

to merchant fraud and processing errors based upon an assessment of actual historical fraud rates and errors in processing compared to recent bank card processing volume levels. No contingent liability has been recorded as of December 31, 2014 and 2013, as the risk of material loss is considered remote. The Company monitors this contingent liability on a quarterly basis and will provide for a reserve if deemed necessary.

Outstanding litigation

        From time to time, the Company's operating entities are involved in legal proceedings in the ordinary course of business. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.

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

Planet Payment, Inc.

Notes to Consolidated Financial Statements (Continued)

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

        During the year ended December 31, 2014 the Company issued 643,511 shares of common stock as follows:

Restricted stock grants	(243)
Employee option exercises	564,077
Warrant exercises	79,677

Total common stock issued	643,511

        During the year ended December 31, 2013 the Company issued 1,378,631 shares of common stock as follows:

Restricted stock grants	860,739
Employee option exercises	304,769
Warrant exercises	213,123

Total common stock issued	1,378,631

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

11. Related party transactions

        The Company incurred the following amounts to companies that are principally owned by executives, directors or stockholders of the Company or their families:

	Year ended December 31,
	2014	2013	2012
Rent	$503,995	$422,882	$500,785
Consulting and professional fees	9,103	56,986	132,103

Planet Payment, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Related party transactions (Continued)

        Rent was paid to BDP Realty Associates LLC, a company in which our former chief executive officer and Chairman of the Board of Directors, Philip Beck has a one-third (1/3rd) interest. See footnote 19 for further information.

        Consulting and professional fees were paid to a professional services company where a family member of Philip Beck has a substantial interest but Mr. Beck does not have any financial interest in such company.

12. Accrued expenses

        The following are the components of accrued expenses:

	As of December 31,
	2014	2013
Gift card liabilities	$28,167	$1,150,096
Professional fees	175,465	322,547
Bonus	116,476	419,205
Deferred revenue*	800,650	549,390
Other**	1,797,887	2,591,382

Total accrued expenses	$2,918,645	$5,032,620

*
Current deferred revenue will be recognized as revenue ratably over the next 12 months. As of December 31, 2014, included in the balance sheet classification "Long-term portion of capital leases and deferred revenue" is the non-current portion of deferred revenue in the amount of approximately $1.0 million. The non-current deferred revenue balance as of December 31, 2013 is approximately $0.9 million.

**
No amounts included in "other" exceed 5% of total liabilities.

13. Income taxes

        The components of the Company's income (loss) before provision for income taxes by jurisdiction are as follows:

	Year ended December 31,
	2014	2013	2012
United States	$2,563,036	$537,097	$(6,307,445)
Outside United States	1,397,812	(474,222)	2,002,251

Income (loss) before provision for income taxes, net	$3,960,848	$62,875	$(4,305,194)

Planet Payment, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Income taxes (Continued)

        The components of the provision for income taxes are as follows:

	Year ended December 31,
	2014	2013	2012
Current tax:
United States—Federal	$—	$—	$—
United States—State and local	9,456	5,754	11,056
Outside United States	756,752	619,043	417,837

Total current tax	766,208	624,797	428,893

Deferred tax:
United States—Federal	—	—	—
United States—State and local	—	—	—
Outside United States	34,255	(583,928)	(281,782)

Total deferred tax	34,255	(583,928)	(281,782)

Provision for income taxes, net	800,463	$40,869	$147,111

        For 2014, the provision for income taxes of $0.8 million related primarily to foreign entities. The Company has tax carry forwards in its federal, state and foreign jurisdictions. Based on all available evidence, it is not more likely than not that the Company would realize the benefit from $29.9 million of the deferred tax assets. Therefore, a valuation allowance of $28.5 million is recorded, which takes into account a deferred tax liability of $0.7 million. The Company has recorded a tax benefit for tax attribute carry forwards in the jurisdictions in which there is sufficient positive evidence that the deferred tax asset will be realized, resulting in a net deferred tax asset of $0.7 million.

        For 2013, the provision for income taxes of $40,869 related primarily to foreign entities. The Company has tax carry forwards in its federal, state and foreign jurisdictions. Based on all available evidence, it is not more likely than not that the Company would realize the benefit from $31.2 million of the deferred tax assets. Therefore, a valuation allowance of $29.4 million is recorded, which takes into account a deferred tax liability of $1.0 million. The Company has recorded a tax benefit for tax attribute carry forwards in the jurisdictions in which there is sufficient positive evidence that the deferred tax asset will be realized, resulting in a net deferred tax asset of $0.8 million.

        For 2012, the provision for income taxes of $0.1 million related primarily to foreign entities. The Company has tax attribute carry forwards in its federal, state and foreign jurisdictions. Based on all available evidence, it is not more likely than not that the Company would realize the benefit from $29.2 million of the deferred tax assets. Therefore, a valuation allowance of $29.2 million is recorded and a deferred tax benefit of $0.2 million is recorded. The Company has recorded a tax benefit for tax attribute carry forwards in the jurisdictions in which there is sufficient positive evidence that the deferred tax asset will be realized, resulting in a net deferred tax asset of $0.2 million.

Planet Payment, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Income taxes (Continued)

        The table below shows reconciliation from the U.S. Federal statutory income rate of 34.0% to the effective income tax rate:

	Year ended December 31,
	2014	2013	2012
Federal statutory rate	34.0%	34.0%	34.0%
State tax (less than 0.2% for 2012)	0.24	9.2	—
Permanent differences	2.49	54.3	(4.8)
Foreign tax rates at rates different from U.S. rates	(22.06)	(82.7)	18.8
Valuation allowance	6.05	50.2	(51.4)

Total tax provision	20.72%	65.0%	(3.4)%

        With few exceptions, the statute of limitations for the years 2010 and prior has expired. Earlier years related to certain foreign jurisdictions remain subject to examination. There are no income tax returns currently under examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and may make adjustments up to the amount of the net operating loss carry forward. As of December 31, 2014 and 2013, the Company has no significant uncertain tax positions and, therefore, has not recorded any significant liabilities, interest or penalties for uncertain tax positions. To the extent that the Company records any interest or penalties, these amounts will be recorded as part of the income tax provision. If the Company's positions are sustained by the taxing authorities, there will be no impact to the Company's income tax provision. There were no significant changes to the Company's unrecognized tax benefits during the year ended December 31, 2014, and the Company does not anticipate any other significant changes to the unrecognized tax benefits during the next twelve months.

Planet Payment, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Income taxes (Continued)

        The components of deferred tax assets and liabilities are as follows:

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry-forwards	$25,425,715	$27,188,180
Stock options	3,482,800	3,514,890
Bonuses and salaries	26,993	33,111
Restricted stock	91,580	73,538
Provision for doubtful accounts	14,568	13,703
Foreign nonrefundable withholding tax	478,295	318,163
Foreign tax credit	335,698	—
Other	—	22,937

Total deferred tax assets	29,855,649	31,164,522

Less: Valuation allowance	(28,475,080)	(29,416,464)

Net deferred tax assets	1,380,569	1,748,058

Deferred tax liabilities:
Depreciation and amortization	(653,074)	(981,816)

Total deferred tax liabilities	(653,074)	(981,816)

Total deferred tax assets, net*	$727,495	$766,242

*
As of December 31, 2014 and 2013, deferred tax assets, net, are included in the balance sheet classification "Security deposits and other assets."

        As of December 31, 2014, the Company has available federal net operating loss carry forwards of $67.2 million, state net operating loss carry forwards, primarily New York State, of $68.1 million, and various foreign net operating loss carry forwards, the most significant of which expire from 2020 through 2033.

        The Company assesses the recoverability of its net operating loss carry forwards and other deferred tax assets and records a valuation allowance to the extent recoverability does not satisfy the "more likely than not" recognition criteria. The Company continues to maintain the valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2014, the Company had a valuation allowance totaling $28.5 million against its deferred tax assets, net of deferred tax liabilities, due to insufficient positive evidence, primarily consisting of historical losses within the taxing jurisdictions that have tax attributes and deferred tax assets.

14. Stock incentive plan

2000 Stock Incentive Plan

        Options granted under the 2000 Stock Incentive Plan were all non-qualified stock options. As of December 31, 2014 and December 31, 2013, options to purchase 50,000 shares were outstanding and no shares were available for future grant under the 2000 Stock Incentive Plan.

Planet Payment, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Stock incentive plan (Continued)

2006 Equity Incentive Plan

        As of December 31, 2014 and December 31, 2013, 8,245,761 and 9,330,588 shares were reserved for issuance under the Plan, respectively. As of December 31, 2014, 594,750 restricted shares have been issued (see Note 2 (Summary of significant accounting policies—long-term incentive restricted stock agreement assumptions and vesting requirements)) and no options have been issued below fair value. As of December 31, 2014 and December 31, 2013, zero shares of common stock were available for future issuance under the Plan.

2012 Equity Incentive Plan

        The Company's 2012 Equity Incentive Plan, which authorizes the issuance of an aggregate of 5,000,000 shares plus (I) any shares available for issuance under the Company's 2006 Equity Incentive Plan, which was terminated upon the effective date of the 2012 Plan, and (ii) any shares subject to outstanding options under the Company's 2000 Stock Incentive Plan and the Company's 2006 Equity Incentive Plan which are forfeited, cancel or which expire. The number of shares of common stock reserved for issuance under the Company's 2012 Equity Incentive Plan will increase automatically on the first day of January of each of 2015 and 2016 by an amount equal to 4% of the number of shares of common stock outstanding on the preceding December 31, unless the Company's Board of Directors elects to authorize a lesser number of shares in any given year. As of December 31, 2014, 8,240,800 shares were reserved for issuance under the Company's 2012 Equity Incentive Plan.

        A summary of stock option activity for the year ended December 31, 2014 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2013	8,237,883	$2.38	5.62	$3,766,674

Options granted	576,700	3.18
Options exercised	(688,760)	2.03
Options cancelled	(321,520)	2.59
Options expired	(402,903)	2.50
Options forfeited	(334,524)	2.85

Outstanding as of December 31, 2014	7,066,876	$2.44	5.22	885,057

Options exercisable as of December 31, 2014	6,092,256	2.36	4.65	884,337

Vested and expected to vest as of December 31, 2014	7,028,232	2.44	5.20	885,021

        The following table provides additional information pertaining to the Company's stock options:

	Year ended December 31,
	2014	2013	2012
Weighted-average grant date fair value for options granted during the period	$1.36	$1.14	$1.20
Total fair value of options vested during the period	775,899	949,588	1,126,087
Total intrinsic value of options exercised during the period	803,141	212,580	360,371

Planet Payment, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Stock incentive plan (Continued)

        The exercise prices range from $1.20 to $4.00 for stock options outstanding and exercisable as of December 31, 2014.

        The aggregate intrinsic value of stock options outstanding, vested and unvested expected to vest, and exercisable, represent the total pre-tax intrinsic value, based on the closing prices of $2.08 and $2.78 of PLPM as reported on NASDAQ on December 31, 2014 and 2013, respectively.

        The following table summarizes the status of the non-vested shares of restricted stock grants as of December 31, 2014:

	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested awards as of January 1, 2014	1,765,333	$2.08
Awards granted	930,830	0.60
Awards vested	(132,902)	2.79
Awards repurchased	(320,250)	1.97
Awards cancelled and forfeited	(601,426)	2.29

Non-vested awards as of December 31, 2014	1,641,585	1.13

2012 Employee Stock Purchase Plan

        The Company's 2012 Employee Stock Purchase Plan, which authorizes the issuance of an aggregate of 800,000 shares of common stock. The number of shares of common stock reserved for issuance under the Company's 2012 Employee Stock Purchase Plan will increase automatically on the first day of January of each of 2015 through 2019 by an amount equal to 1% of the number of shares of common stock outstanding on the preceding December 31, unless the Company's Board of Directors elects to authorize a lesser number of shares in any given year. As of December 31, 2014 no shares are issued or outstanding under the 2012 Employee Stock Purchase Plan.

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

Planet Payment, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Warrants

        Warrants granted are generally issued for services performed by third parties or investors.

        A summary of warrant activity during the year ended December 31, 2014 is as follows:

	Number of warrants	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2013	221,900	$2.50	0.34	224,707

Warrants granted	—	—
Warrants exercised	(112,300)	0.90
Warrants cancelled	(109,600)	4.14
Warrants forfeited	—	—

Outstanding as of December 31, 2014	—	—	—	—

	Year ended December 31,
	2014	2013	2012
Weighted-average grant date fair value for warrants granted during the period	$—	$—	$—
Total fair value of warrants vested during the period	—	—	—
Total intrinsic value of warrants exercised during the period	142,625	594,002	2,376,589

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

        In 2014, various parties exercised their warrants in accordance with its terms and as a result 79,677 new shares of common stock were issued. The warrants were net exercised under which 32,623 shares subject to the warrant were cancelled as payment for the shares being issued.

        The aggregate intrinsic value of warrants outstanding, vested and unvested expected to vest, and exercisable, represent the total pre-tax intrinsic value, based on the closing prices of $2.78 and $3.48 of PLPM as reported on NASDAQ on December 31, 2013 and 2012, respectively.

16. Retirement plan

        All U.S. employees are eligible to participate in a 401(k) plan which covers U.S. employees meeting certain age requirements in accordance with section 401(k) of the Internal Revenue Code. Under the provisions of the 401(k) plan, the Company has the ability to make matching contributions

Planet Payment, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Retirement plan (Continued)

equal to a percentage of the employee's voluntary contribution, as well as a non-elective contribution. From the inception of the 401(k) plan the Company has not made a contribution of any type.

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

Information about revenue, profit and assets

        The CODM evaluates performance and allocates resources based on net revenue and gross profit of each segment. For purposes of analyzing segments, gross profit of the multi-currency processing services segment is equal to net revenue less multi-currency cost of sales of $2.0 and 1.7 million which is included in "processing and services costs" for the year ended December 31, 2014 and 2013 respectively. For the year ended December 31, 2012, the amount of multi-currency cost of sales is immaterial. The gross profit for the payment processing services segment includes net revenue of the segment less the cost of revenue component "payment processing services fees", which includes interchange and card network fees and assessments. Net revenue and gross profit by geographical region is based upon where the transaction originated. Lastly, the Company does not evaluate performance or allocate resources using segment asset data. Long-lived assets are primarily located in North America and Europe and as of December 31, 2014 and December 31, 2013, long-lived asset amounts are $9.1 million and $10.3 million, respectively.

        The Company conducts its business primarily in three geographical regions: Asia Pacific ("APAC"), the Americas, and Central Europe, Middle East and Africa ("CEMEA"). The following table provides

Planet Payment, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Segment information (Continued)

revenue concentration by geographic region. Analysis of revenue by segment and geographical region and reconciliations to consolidated revenue and gross profit are as follows:

	Year ended December 31,
	2014	2013	2012
Net Revenue:
APAC	$16,621,147	$15,666,192	$16,248,880
Americas	6,893,337	6,165,431	5,000,064
CEMEA	7,439,601	7,981,826	7,558,146

Total multi-currency processing services revenue	30,954,085	29,813,449	28,807,090
Payment processing services revenue	16,414,654	16,752,616	14,770,926

Net revenue	$47,368,739	$46,566,065	$43,578,016

Gross Profit:
APAC	$16,513,492	$15,572,813	$16,248,880
Americas	6,733,037	6,045,441	5,000,064
CEMEA	5,662,081	6,515,668	7,558,146

Total multi-currency processing services gross profit	28,908,610	28,133,922	28,807,090

Payment processing services gross profit	6,010,975	5,516,354	3,827,636

Total gross profit	$34,919,585	$33,650,276	$32,634,726

        Payment processing service revenue and gross profit is the result of transactions that primarily originated in the Americas and no individual merchant of the payment processing segment was greater than 10% of segment revenue.

Planet Payment, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Segment information (Continued)

        Concentration of revenue by customer by geographical region:

	Year ended December 31,
	2014	2013		2012
Multi-currency processing services revenue:
APAC:
Customer A	61%	63%		62%
Customer I	*	*		12
The Americas:
Customer B	20		**		**
Customer E	17	25		18
Customer F	23	32		44
Customer G	*	11		11
CEMEA:
Customer C	60	71		97
Customer H	40	28		*

*
Revenue less than 10%.

**
New customer in 2014.

18. Stock repurchase program

        In October 2014, the Company announced that its Board of Directors authorized the repurchase of up to $6.0 million of the Company's outstanding shares of common stock. The shares may be purchased from time to time for a period ending December 31, 2015. The timing, price and quantity of purchases will be at the discretion of the Company and the program may be discontinued or suspended at any time. During the fourth quarter of 2014, we repurchased approximately 0.5 million shares of common stock for an aggregate price of approximately $0.8 million.

19. Subsequent events

        On February 10, 2015, Philip D. Beck has informed the Company of his resignation as a Director and as the Chairman of the Board of the Company with immediate effect. In connection with Mr. Beck's resignation from the board the Company accelerated and modified various previous granted awards. The Company is presently assessing the financial impact of these accelerations and modifications but is not expecting a material impact on the 2015 financial statements.

Planet Payment, Inc.

Schedule II—Valuation and qualifying accounts

Description	Balance at beginning of period	Additions charged to expenses	Deductions	Other adjustments	Balance at end of period
As of December 31, 2014:
Allowance for doubtful accounts	$169,674	$46,652	$(107,561)	$—	$108,765
Deferred tax valuation allowance(1)	29,416,464	843,479	(1,784,863)	—	28,475,080
As of December 31, 2013:
Allowance for doubtful accounts(2)	$1,484,087	$326,457	$(1,640,870)	$—	$169,674
Deferred tax valuation allowance(3)	29,238,264	903,463	(725,263)	—	29,416,464
As of December 31, 2012:
Allowance for doubtful accounts	$1,415,638	$65,623	$—	$2,826	$1,484,087
Deferred tax valuation allowance(4)	26,452,590	2,845,531	(59,857)	—	29,238,264

(1)
For the year ended December 31, 2014, the deferred tax valuation allowance was decreased by $1.8 million due to the Company utilizing net operating losses.

(2)
For the year ended December 31, 2013, the decrease to the allowance for doubtful accounts is primarily due to the write-off of a previously reserved trade receivable in the amount of $1.3 million.

(3)
For the year ended December 31, 2013, the deferred tax valuation allowance was increased by $0.9 million consisting primarily of an increase of $0.4 million due to the Company's net operating losses and an increase of $0.2 million due to stock options and restricted stock. These increases were offset by decreases in bonus of $0.2 million and bad debt of $0.5 million.

(4)
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

        N/A.

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

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014, which were identified in connection with management's evaluation required by paragraph (d) of Rule 13a-15(f) and 15d-15(f) under the Exchange Act that might have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in the Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        Based on its assessment of internal control over financial reporting, our CEO and CFO have concluded that, as of December 31, 2014, our internal control over financial reporting was effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only assurance at a reasonable level with respect to the financial statement preparation and presentation.

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

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information related to our executive officers appears under the caption "Executive Officers of the Registrant" in Item 1 to this report. All other information required by this Item is incorporated by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

        We have adopted a code of ethics that applies to all of our directors, officers and employees. We have made the code of ethics available, free of charge, on our website at www.planetpayment.com.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

        (a)   The following documents are filed as a part of this Annual Report on Form 10-K:

          1.     Financial Statements:

          2.     Financial Statement Schedule:

Page
Schedule II—Valuation and Qualifying Accounts	118

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

Planet Payment, Inc.
Date: March 11, 2015	By:	/s/ CARL J. WILLIAMS Carl J. Williams Chairman of the Board of Directors, Chief Executive Officer, and President

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carl Williams and Robert Cox, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CARL J. WILLIAMS Carl J. Williams	Chairman of the Board of Directors, Chief Executive Officer, and President, (Principal Executive Officer)	March 11, 2015
/s/ ROBERT J. COX III Robert J. Cox III	Senior Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2015
/s/ GRAHAM N. ARAD Graham N. Arad	Director	March 11, 2015
/s/ JONATHAN KAIDEN Jonathan Kaiden	Director	March 11, 2015
/s/ SHANE H. KIM Shane H. Kim	Lead Independent Director	March 11, 2015
/s/ CAMERON R. M. MCCOLL Cameron R. M. McColl	Director	March 11, 2015

Exhibit Index

			Incorporated by reference
Exhibit number							Filed herewith
		Description of exhibit	Form	File no.	Exhibit	Filing date
3.1		Restated Certificate of Incorporation of the Planet Payment, Inc.	10-K	001-35699	3.1	3/7/14

3.2		Restated Bylaws of the Planet Payment, Inc.	10-K	001-35699	3.2	3/7/14

4.1		Form of common stock certificate of Planet Payment, Inc.	10	001-35699	4.1	10/25/2012

4.2		Registration Rights Agreement, dated November 10, 2004, as amended, by and among Planet Payment, Inc. and certain security holders of the Planet Payment, Inc.	S-1	333-175705	4.2	7/21/2011

4.3		Form of Warrant Agreement to purchase shares of common stock of Planet Payment, Inc.	S-1	333-175705	4.3	7/21/2011

10.1	*	Form of Indemnification Agreement.	S-1	333-175705	10.1	7/21/2011

10.2	*	2000 Stock Incentive Plan and forms of stock option agreement and stock option exercise agreement.	S-1	333-175705	10.2	7/21/2011

10.3	*	2006 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement.	S-1	333-175705	10.3	7/21/2011

10.4	*	2012 Equity Incentive Plan, and forms of notice of stock option award and stock option award agreement, notice of restricted stock award and restricted stock agreement, notice of stock appreciation right award and stock appreciation right award agreement, and notice of restricted stock unit award and restricted stock unit award agreement.	10	001-35699	10.4	10/10/2012

10.5	*	2012 Employee Stock Purchase Plan, and form of subscription agreement.	10	001-35699	10.5	10/10/2012

10.6	*	Offer letter, dated November 8, 2009, by and between the Planet Payment, Inc. and Robert J. Cox III.	S-1	333-175705	10.6	7/21/2011

10.7	*	Offer letter, dated October 30, 2006, by and between the Planet Payment, Inc. and Kieth W. Flaherty.	S-1	333-175705	10.7	7/21/2011

10.8	*	Offer letter, dated October 21, 2003, by and between the Planet Payment, Inc. and Alan M. Lubitz.	S-1	333-175705	10.8	7/21/2011

			Incorporated by reference
Exhibit number							Filed herewith
		Description of exhibit	Form	File no.	Exhibit	Filing date
10.9	*	Executive Retention Agreement, dated February 9, 2010, by and between the Planet Payment, Inc. and Philip D. Beck.	S-1	333-175705	10.9	7/21/2011

10.10	*	Executive Retention Agreement, dated February 9, 2010, by and between the Planet Payment, Inc. and Graham N. Arad.	S-1	333-175705	10.10	7/21/2011

10.11	*	Executive Retention Agreement, dated November 9, 2009, by and between the Planet Payment, Inc. and Robert J. Cox III.	S-1	333-175705	10.11	7/21/2011

10.12		Agreement of Lease, dated August 15, 2005, by and between the Planet Payment, Inc. and BDP Realty Associates, LLC.	S-1	333-175705	10.12	7/21/2011

10.13	†	Service Agreement, dated March 10, 2008, as amended, by and between Planet Payment (Hong Kong) Ltd and Global Payments Asia-Pacific Processing Company Limited.	S-1	333-175705	10.13	12/13/2011

10.14	†	Service Agreement, dated October 20, 2009, by and between Planet Payment (Hong Kong) Ltd and Global Payments Asia-Pacific Processing Company Limited.	S-1	333-175705	10.15	12/13/2011

10.15	†	Multi-Currency Processing Agreement, dated January 10, 2010, by and among the Planet Payment, Inc., Planet Payment (Hong Kong) Ltd and Network International, LLC, as amended.	S-1	333-175705	10.16	12/13/2011

10.16	*	Long-Term Incentive Restricted Stock Agreement, dated July 26, 2011, by and between the Planet Payment, Inc. and Philip D. Beck.	S-1	333-175705	10.17	1/31/2012

10.17	*	Offer letter, dated November 12, 2013, by and between Planet Payment, Inc. and Carl J. Williams.	10-K	001-35699	10.18	3/7/14

10.18	*	Long-Term Incentive Restricted Stock Agreement, dated November 12, 2013, by and between Planet Payment, Inc. and Carl J. Williams.	10-K	001-35699	10.19	3/7/14

Incorporated by reference
Exhibit number							Filed herewith
		Description of exhibit	Form	File no.	Exhibit	Filing date
10.19	†	Multi-Currency Processing Agreement, dated January 10, 2010, by and among the Planet Payment, Inc. Planet Payment (Hong Kong) Ltd and Network International, LLC, as amended.	8-K/A	001-35699	10.01	1/30/2014

16.1		Letter from Deloitte & Touche LLP addressed to the Securities and Exchange Commission, dated as of April 9, 2013	8-K	001-35699	16.1	4/9/13

21.1		List of Subsidiaries of the Planet Payment, Inc.	S-1	333-175705	21.1	8/21/2012

23.1		Consent of Deloitte & Touche LLP					X

23.2		Consent of BDO USA, LLP					X

24.1		Power of Attorney (included on page 122 of this form 10-K)					X

31.1		Certification of Carl J. Williams, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2		Certification of Robert J. Cox III, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1		Certification of Carl J. Williams, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Robert J. Cox III, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	††	XBRL Instance Document					X

101.SCH	††	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	††	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	††	XBRL Taxonomy Definition Linkbase Document					X

Incorporated by reference
Exhibit number							Filed herewith
		Description of exhibit	Form	File no.	Exhibit	Filing date
101.LAB	††	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	††	XBRL Taxonomy Presentation Linkbase Document					X

*
Management contract or compensatory plan or arrangement.

†
Portions of have been granted confidential treatment by the SEC

††
Pursuant to applicable securities laws and regulations, Planet Payment, Inc. is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Planet Payment, Inc. has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or the Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.