Form 10-Q
period 2015-03-31
Planet Payment Inc
filed 2015-05-07
CIK 1362925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015 there were 54,258,750 shares of the registrant’s common stock outstanding.

Planet Payment, Inc.

Report on Form 10-Q

For the Quarterly Period Ended March 31, 2015

Planet Payment®, iPAY® and Pay in Your Currency® and our logo are registered trademarks of Planet Payment and Shop in Your Currency ™ is an additional trademark of Planet Payment. All other service marks, trademarks and trade names appearing in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Planet Payment, Inc.

Condensed Consolidated Balance Sheets

	As of March 31,	As of December 31,
	2015	2014
	(Unaudited)
Current assets:
Cash and cash equivalents	$11,313,689	$9,837,791
Restricted cash	3,680,925	4,167,560
Accounts receivable, net of allowances of $0.1 million as of March 31, 2015 and December 31, 2014, respectively	7,358,715	6,948,595
Prepaid expenses and other assets	1,682,340	1,136,821
Total current assets	24,035,669	22,090,767
Other assets:
Restricted cash	432,071	432,094
Property and equipment, net	2,181,255	2,139,747
Software development costs, net	4,525,805	4,612,457
Intangible assets, net	1,771,070	2,046,700
Goodwill	285,327	319,671
Security deposits and other assets	2,337,088	2,289,858
Total other assets	11,532,616	11,840,527
Total assets	$35,568,285	$33,931,294
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$474,721	$512,057
Accrued expenses	3,498,067	2,918,645
Due to merchants	3,864,848	4,352,199
Current portion of capital leases	429,979	458,812
Total current liabilities	8,267,615	8,241,713
Long-term liabilities:
Long-term portion of capital leases and deferred revenue	1,476,159	1,560,310
Total long-term liabilities	1,476,159	1,560,310
Total liabilities	9,743,774	9,802,023
Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock—10,000,000 shares authorized as of March 31, 2015 and December 31, 2014, $0.01 par value: Series A—2,243,750 issued and outstanding as of March 31, 2015 and December 31, 2014; $8,975,000 aggregate liquidation preference	22,438	22,438
Common stock—250,000,000 shares authorized as of March 31, 2015 and December 31, 2014, $0.01 par value, and 55,519,291 and 55,016,191 shares issued and outstanding as of March 31, 2015, and 55,680,999 and 55,177,899 shares issued and outstanding as of December 31, 2014	555,193	556,810
Treasury stock, at cost, 503,100 shares as of March 31, 2015 and December 31, 2014	(822,603)	(822,603)
Additional paid-in capital	103,519,915	103,277,253
Accumulated other comprehensive loss	(431,205)	(173,774)
Accumulated deficit	(77,019,227)	(78,730,853)
Total stockholders’ equity	25,824,511	24,129,271
Total liabilities and stockholders’ equity	$35,568,285	$33,931,294

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Net revenue	$12,132,770	$11,175,117
Operating expenses:
Cost of revenue:
Payment processing service fees	2,588,204	2,518,821
Processing and service costs	3,237,940	3,714,593
Total cost of revenue	5,826,144	6,233,414
Selling, general and administrative expenses	4,470,400	5,081,793
Restructuring charges	—	629,215
Total operating expenses	10,296,544	11,944,422
Income (loss) from operations	1,836,226	(769,305)
Other (expense) income:
Interest expense	(14,613)	(16,170)
Interest income	426	175
Total other expense, net	(14,187)	(15,995)
Income (loss) from operations before (provision) benefit for income taxes	1,822,039	(785,300)
(Provision) benefit for income taxes	(110,413)	6,010
Net income (loss)	$1,711,626	$(779,290)
Basic net income (loss) per share applicable to common stockholders	$0.03	$(0.01)
Diluted net income (loss) per share applicable to common stockholders	$0.03	$(0.01)
Weighted average common stock outstanding (basic)	53,800,606	53,437,184
Weighted average common stock outstanding (diluted)	54,448,382	53,437,184

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)  (unaudited)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$1,711,626	$(779,290)
Foreign currency translation adjustment	(257,431)	(12,913)
Total comprehensive income (loss)	$1,454,195	$(792,203)

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$1,711,626	$(779,290)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	233,462	311,124
Depreciation and amortization expense	725,173	746,313
(Recovery) provision for doubtful accounts	(1,007)	3,268
Disposal of property and equipment	—	3,157
Gain on insurance settlement	(517,930)	—
Changes in operating assets and liabilities:
Decrease in settlement assets	486,539	1,496,906
(Increase) decrease in accounts receivables, prepaid expenses and other current assets	(436,702)	346,274
Increase in security deposits and other assets	(47,230)	(107,049)
Increase (decrease) in accounts payable and accrued expenses	454,979	(1,112,427)
Decrease in due to merchants	(487,255)	(1,524,224)
Other	(81,947)	(10,979)
Net cash provided by (used in) operating activities	2,039,708	(626,927)
Cash flows from investing activities:
Decrease (increase) in restricted cash	119	(230,094)
Decrease in merchant reserves	(96)	—
Purchase of property and equipment	(123,817)	(19,756)
Capitalized software development	(287,223)	(397,401)
Purchase of intangible assets	(5,888)	(53,695)
Net cash used in investing activities	(416,905)	(700,946)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	602,572
Principal payments on capital lease obligations	(146,905)	(137,922)
Net cash (used in) provided by financing activities	(146,905)	464,650
Effect of exchange rate changes on cash and cash equivalents(*)	—	—
Net increase (decrease) in cash and cash equivalents	1,475,898	(863,223)
Beginning of period	9,837,791	6,572,468
End of period	$11,313,689	$5,709,245
Supplemental disclosure:
Cash paid for:
Interest	$18,837	$18,272
Income taxes	199,364	180,835
Non cash investing and financing activities:
Assets acquired under capital leases	79,291	163,861
Accrued capitalized hardware, software and fixed assets	38,609	50,401
Capitalized stock-based compensation	10,711	10,352

(*)For the three months ended March 31, 2015 and 2014, the effect of exchange rate changes on cash and cash equivalents was inconsequential.

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Business description and basis of presentation

Business description

Planet Payment, Inc. together with its wholly owned subsidiaries (“Planet Payment,” the “Company,” “we,” or “our”) is a provider of international payment and transaction processing and multi-currency processing services. The Company provides its services to approximately 105,000 active merchant locations in 23 countries and territories across the Asia Pacific region, the Americas, the Middle East, Africa and Europe, primarily through its acquiring bank and processor customers, as well as through its own direct sales force. The Company provides banks and their merchants with innovative services to accept, process and reconcile electronic payments. The Company’s point-of-sale and e-commerce services are integrated within the payment card transaction process enabling its acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. The Company’s ATM services provide its domestic and international acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction.  The Company also offers non-financial transaction processing services that allow merchants to offer a range of commercial services including pre-paid mobile phone top-up and bill payments using the same point-of-sale devices deployed to accept payment cards. The Company is a registered third party processor with the major card associations and operates in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

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

Unaudited condensed consolidated interim financial information

The accompanying unaudited condensed consolidated interim financial statements as of March 31, 2015 and for the periods ended March 31, 2015 and 2014 have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the statement of operations, financial position and cash flows. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the interim period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  The December 31, 2014 balance sheet information has been derived from the audited financial statements at that date. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulation of the Securities and Exchange Commission, or SEC.

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

The Company’s accounts receivable concentrations of 10% and greater are as follows:

	As of	As of
	March 31,	December 31,
	2015	2014
Customer A	31%	28%
Customer B	11	13
Customer C	15	17

The Company’s revenue concentrations of 10% and greater are as follows:

	Three Months Ended
	March 31,	March 31,
	2015	2014

Customer A	20%	22%
Customer C	11	13

a

3.  Net income (loss) per share

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended March 31,
	2015	2014
Numerator:
Net income (loss)	$1,711,626	$(779,290)
Amounts allocated to participating preferred stockholders under the two-class method	(193,285)	—
Net income (loss) applicable to common stockholders (basic and dilutive)	$1,518,341	$(779,290)
Denominator:
Weighted average common stock outstanding (basic)	53,800,606	53,437,184
Common equivalent shares from options and warrants to purchase common stock	647,776	—
Weighted average common stock outstanding (diluted)(1)	54,448,382	53,437,184
Basic net income (loss) per share applicable to common stockholders	$0.03	$(0.01)
Diluted net income (loss) per share applicable to common stockholders(1)	$0.03	$(0.01)

(1)

In accordance with ASC 260-10-45-48 for the three months ended March 31, 2015 and 2014, the Company has excluded 1,035,180 and 1,077,712, respectively, of contingently issued restricted shares from diluted weighted average common stock outstanding as the contingencies (a) were not satisfied at the reporting date nor (b) would have been satisfied if the reporting date was at the end of the contingency period.

The following table sets forth the weighted average securities outstanding that have been excluded from the diluted net income (loss) per share calculation because the effect would have been anti-dilutive:

	Three months ended March 31,
	2015	2014
Stock options	5,908,970	8,106,302
Restricted stock awards	225,442	506,812
Warrants	-	183,983
Convertible preferred stock(1)	6,851,144	6,851,144
Total antidilutive securities	12,985,556	15,648,241

(1)

Diluted net income (loss) per share increases (decreases) when convertible preferred stock is included in the required sequence in the diluted earnings per share computation. As such, convertible preferred stock is excluded from the computation of diluted earnings per share for the three months ended March 31, 2015 and 2014.

4. Stock-based compensation expense and assumptions

During the first quarter of 2015, 0.2 million stock options were granted to an employee of the Company with a grant fair value of $0.2 million. The actual number of shares that will be issued upon exercise of the options is subject to the achievement of service-based vesting conditions.  Stock-based compensation expense is recorded on a straight line basis from the date of the grant over the requisite service period of 36 months.

During the first quarter of 2015, 0.1 million restricted stock awards with a grant fair value of $0.1 million were granted to an employee of the Company.  The final number of vested shares is subject to service-based vesting conditions.  Expense is recorded on a straight line basis from the date of the grant over the applicable service period of 36 months.

Stock-based compensation expense is measured at the grant date based on fair value and recognized as an expense over the requisite service period, net of an estimated forfeiture rate.

The following summarizes stock-based compensation expense recognized by income statement classification:

	Three months ended March 31,
	2015	2014
Processing and service costs	$50,497	$63,910
Selling, general and administrative expenses	182,965	212,081
Restructuring charges	-	35,133
Total stock-based compensation expense	$233,462	$311,124

The following summarizes stock-based compensation expense recognized by type:

	Three months ended March 31,
	2015	2014
Stock options	$131,272	$217,583
Restricted stock awards	102,190	93,541
Total stock-based compensation expense	$233,462	$311,124

5. Property and equipment

Property and equipment, net consist of the following:

	Estimated			As of	As of
	useful life			March 31,	December 31,
	(in years)			2015	2014
Equipment	2	-	7	$945,067	$945,116
Computer hardware	3	-	5	3,166,708	2,963,629
Furniture and fixtures	5	-	7	193,442	194,399
Leasehold improvements	3	-	10	755,907	749,275
Total property and equipment, gross				5,061,124	4,852,419
Less: Accumulated depreciation and amortization				(2,879,869)	(2,712,672)
Property and equipment, net				$2,181,255	$2,139,747

Property and equipment depreciation and amortization expense is as follows:

	Three months ended
	March 31,
	2015	2014
Depreciation and amortization expense	$171,229	$156,423

6. Goodwill and intangible assets

The change in carrying amount of goodwill for the three months ended March 31, 2015 is as follows:

Goodwill, gross, as of December 31, 2014	$319,671
Impact of change in Euro exchange rate	(34,344)
Accumulated impairment losses as of March 31, 2015	—
Goodwill, net, as of March 31, 2015	$285,327

The entire goodwill balance is assigned to the payment processing services segment as this is the reporting unit expected to benefit from the synergies of the combination.

Intangible assets are recorded at estimated fair value and are amortized ratably over their estimated useful lives to processing and service costs, which are included in cost of revenue.

The gross book value, accumulated amortization and amortization periods of intangible assets were as follows:

	As of March 31, 2015			As of December 31, 2014			Amortization
	Gross book	Accumulated	Net book	Gross book	Accumulated	Net book	period
	value	amortization	value	value	amortization	value	(in years)
Trademarks and patents	$1,159,323	$(407,697)	$751,626	$1,158,572	$(387,134)	$771,438	15	-	21
Technology	2,376,150	(1,356,706)	1,019,444	2,662,164	(1,386,902)	1,275,262	5
Intangible assets, net	$3,535,473	$(1,764,403)	$1,771,070	$3,820,736	$(1,774,036)	$2,046,700

Amortization expense related to intangible assets is as follows:

	Three months ended
	March 31,
	2015	2014
Amortization expense	$145,000	$171,291

7. Commitments and contingencies

Employment agreements

Pursuant to employment agreements with certain employees, the Company had a commitment to pay severance of approximately $0.8 million as of March 31, 2015 and December 31, 2014, in the event of termination without cause, as defined in the employment agreements. Additionally, in the event of termination upon a change of control, as defined in the agreements, the Company had a commitment to pay severance of approximately $1.0 million as of March 31, 2015 and December 31, 2014.

Contingent liabilities

In instances where the Company is acting as the merchant acquirer, the Company bears a risk that a merchant may engage in fraud by submitting for payment certain credit card transactions that may have been manipulated, are fictitious, or are otherwise not bona fide. Similarly, the Company bears the risk that a merchant becomes insolvent, owing money to cardholders. To the extent that such fraud or insolvency occurs in circumstances where the Company is liable to make good any resultant losses, this could affect the Company’s operating results and cash flows. The Company has required certain merchants to post cash reserves of approximately $0.7 million with the sponsoring bank against such liabilities and has itself paid the acquirer a security deposit of $0.2 million in connection therewith, which is included in long-term “Restricted cash” on the condensed consolidated balance sheets. In addition, the Company holds merchant reserves of approximately $2.2 million. This reserve amount is included in “Restricted cash” with an offset in “Due to merchants”. Under FASB ASC 460, Guarantees, the Company evaluates its ultimate risk and records an estimate of potential loss for chargeback’s related to merchant fraud and processing errors based upon an assessment of actual historical fraud rates and errors in processing compared to recent bank card processing volume levels.  No contingent liability has been recorded as of March 31, 2015 and December 31, 2014, as the risk of material loss is considered remote. The Company monitors these contingent liabilities on a quarterly basis and will provide for a reserve if deemed necessary.

Outstanding litigation

From time to time, the Company’s operating entities are involved in legal proceeding in the ordinary course of business. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.

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

Pursuant to the agreement, the Company is liable for all losses incurred by the sponsoring bank with respect to the activities of our merchants sponsored under the agreement.  No contingent liability has been recorded as of March 31, 2015 as the risk of material loss is considered remote based on historical information.  The Company monitors this contingent liability on a quarterly basis and will provide for a reserve if deemed necessary.

Insurance reimbursement

Based on the loss recovery model the Company recorded an insurance reimbursement gain of $0.5 million in selling, general and administrative expenses during the first quarter of 2015.  The insurance reimbursement was related to a previous property and casualty loss recognized by the Company.  The insurance proceeds were collected in April 2015.

8. Related party transactions

The Company incurred the following amounts to companies that are principally owned by executives, directors or stockholders of the Company:

	Three months ended
	March 31,
	2015	2014
Rent	$90,887	$125,094
Consulting and professional fees	1,929	611

Rent was paid to BDP Realty Associates LLC, a company in which our former chief executive officer and Chairman of the Board of Directors, Philip Beck has a one-third (1/3rd) interest. In February 2015, Philip Beck ceased to serve as the Company’s Director and Chairman of the Board.  The Company’s related party expense for 2015 is for the two months Philip Beck was Chairman of the Board of Directors.

Consulting and professional fees were paid to a professional services company where a family member of Philip Beck has a substantial interest but Mr. Beck does not have any financial interest in such company.

9. Accrued expenses

The following are the components of accrued expenses:

	As of	As of
	March 31,	December 31,
	2015	2014
Deferred revenue(*)	$834,483	$800,650
Other(**)	2,663,584	2,117,995
Total accrued expenses	$3,498,067	$2,918,645

(*)Current deferred revenue will be recognized as revenue ratably over the next 12 months.  As of March 31, 2015, included in the balance sheet classification “Long-term portion of capital leases and deferred revenue” is the non-current portion of deferred revenue in the amount of $1.0 million as of March 31, 2015 and December 31, 2014.

(**)No amounts included in “Other” exceed 10% of total current liabilities.

10. Segment information

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

Information about revenue, profit and assets

The CODM evaluates performance and allocates resources based on net revenue and gross profit of each segment. For purposes of analyzing segments, gross profit of the multi-currency processing services segment is equal to net revenue less multi-currency cost of sales of $0.6 million, which is included in “processing and services costs” for the three months ended March 31, 2015 and 2014, respectively. The gross profit for the payment processing services segment includes net revenue of the segment less the cost of revenue component “payment processing services fees”, which includes interchange and card network fees and assessments. Net revenue and gross profit by geographical region is based upon where the transaction originated. Lastly, the Company does not evaluate performance or allocate resources using segment asset data. Long-lived assets are primarily located in the Americas and Europe and as of March 31, 2015 and December 31, 2014, long-lived asset amounts are $8.8 million and $9.1 million, respectively.

The Company conducts its business primarily in three geographical regions: Asia Pacific (“APAC”), the Americas, and Central Europe, Middle East and Africa (“CEMEA”). The following table provides revenue concentration by geographic region. Analysis of revenue by segment and geographical region and reconciliations to consolidated revenue and gross profit are as follows:

	Three months ended
	March 31,
	2015	2014
Net Revenue:
APAC	$4,036,276	$3,886,007
Americas	1,493,130	1,210,806
CEMEA	2,152,359	2,341,622
Total multi-currency processing services revenue	7,681,765	7,438,435
Payment processing services revenue	4,451,005	3,736,682
Net revenue	$12,132,770	$11,175,117
Gross Profit:
APAC	$4,006,712	$3,858,140
Americas	1,396,279	1,178,702
CEMEA	1,666,004	1,803,744
Total multi-currency processing services gross profit	7,068,995	6,840,586
Payment processing services gross profit	1,862,800	1,217,861
Total gross profit	$8,931,795	$8,058,447

Payment processing service revenue and gross profit is the result of transactions that primarily originated in the Americas. For the three months ended March 31, 2015 Customer B and Customer I had revenue concentration of 15% and 19% respectively. No individual customer of the payment processing segment was greater than 10% of segment revenue for the three months ended March 31, 2014.

Concentration of revenue by customer by geographical region:

	Three months ended
	March 31,
	2015	2014
Multi-currency processing services revenue:
APAC:
Customer A	60%	64%
Americas:
Customer D	15
Customer E	14	23
Customer F	18	26
Customer G	*	11
CEMEA:
Customer C	62	61
Customer H	37	39

(*)Less than 10% revenue concentration.

11. Restructuring charges

In 2014, the Company initiated a realignment of its workforce aimed at achieving greater operational efficiencies. As a result of the realignment, the Company incurred total restructuring charges during the three months ended March 31, 2014 of approximately $0.6 million.

The table below sets forth the cash components and activity associated with the realignment of workforce and business for the three months ended March 31, 2015:

	Balance as of			Balance as of
	January 1, 2015	Charges	Cash Payment	March 31, 2015
Severance and benefits	$195,773	$—	$116,645	$79,128
Legal expenses and other	—	—	—	—
Total restructuring charges	$195,773	$—	$116,645	$79,128

12. Stock Repurchase Program

In October 2014, the Company announced that its Board of Directors authorized the repurchase of up to $6.0 million of the Company’s outstanding shares of common stock.  The shares may be purchased from time to time for a period ending December 31, 2015.  The timing, price and quantity of purchases will be at the discretion of the Company and the program may be discontinued or suspended at any time.  As of March 31, 2015, the Company repurchased approximately 0.5 million shares of common stock for an aggregate price of $0.8 million.  From April 1, 2015 to April 30, 2015, the Company repurchased approximately 0.8 million shares of common stock for an aggregate price of $1.4 million. Total amount of common stock repurchased under the program through April 30, 2015 was 1.3 million shares for an aggregate price of $2.2 million.

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

Business overview

We believe Planet Payment is a leading provider of international payment and transaction processing and multi-currency processing services. We provide our services to approximately 105,000 active merchant locations in 23 countries and territories across the Asia Pacific region, the Americas, the Middle East, Africa and Europe, primarily through our acquiring bank and processor customers, as well as through our own direct sales force. Our point-of-sale and e-commerce services help merchants sell more goods and services to consumers and, together with our ATM services, enable our acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels.

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

The following is a table consisting of non-GAAP financial measures and certain other business statistics that management monitors:

	Three months ended
	March 31,
	2015	2014
KEY METRICS:
Consolidated gross billings(1)	$33,246,649	$31,832,572
Total settled dollar volume processed(2)	$2,074,690,850	$1,700,379,848
Adjusted EBITDA (non-GAAP)(3)	$2,794,861	$882,214
Capitalized expenditures	$466,248	$531,605
Total active merchant locations (at period end)(4)	104,916	67,112
Total settled transactions processed(5)	45,350,822	24,354,732
Multi-currency processing services key metrics:
Active merchant locations (at period end)(4)	42,527	24,504
Settled transactions processed(6)	3,487,816	3,171,691
Gross foreign currency mark-up(7)	$28,795,644	$28,095,890
Settled dollar volume processed(8)	$660,276,149	$680,570,444
Average net mark-up percentage on settled dollar volume processed(9)	1.12%	1.09%
Payment processing services key metrics:
Active merchant locations (at period end)(4)	62,412	42,631
Payment processing services revenue(10)	$4,451,005	$3,736,682
Settled transactions processed(11)	41,863,006	21,183,041
Settled dollar volume processed(12)	$1,414,414,701	$1,019,809,404

(1)	Represents gross foreign currency mark-up (see footnote 7) plus payment processing services revenue (see footnote 10).

(2)

Represents total settled dollar volume processed through both our multi-currency and payment processing services. For the three months ended March 31, 2014 total settled dollar volume processed was updated from the amounts originally reported of $1,995,274,708.

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

(4)

We consider a merchant location to be active as of a date if the merchant completed at least one revenue-generating transaction at the location during the 90-day period ending on such date. The total number of active merchant locations exceeds the total number of merchants, as merchants may have multiple locations. As of March 31, 2015 and 2014, there were 23 active merchant locations, included in both multi-currency and payment processing active merchant locations but are not included in total active merchant locations, in order to eliminate counting these locations twice.

(5)

Represents total settled transactions (excluding other transaction types such as authorizations and rate look-ups).  For the three months ended March 31, 2014 total settled transactions processed was updated from the amounts originally reported of 23,990,910.

(6)	Represents settled transactions processed using our multi-currency processing services (excluding other transaction types such as authorizations and rate look-ups).

(7)

Represents the gross foreign currency mark-up amount on settled dollar volume processed using our multi-currency processing services. Gross foreign currency mark-up represents multi-currency processing services net revenue plus amounts paid to acquiring banks and their merchants associated with such multi-currency processing transactions. Management believes this metric is relevant because it provides the reader an indication of the gross mark-up derived from multi-currency transactions processed through our platform during a given period.  Refer to our segment disclosure in Note 10 of our condensed consolidated financial statements for information on our net revenue from multi-currency processing services.

(8)	Represents the total settled dollar volume processed using our multi-currency processing services.

(9)

Represents the average net foreign currency mark-up percentage earned on settled dollar volume processed using our multi-currency processing services. The average net mark-up percentage on settled dollar volume processed is calculated by taking total multi-currency processing services net revenue ($7.7 million and $7.4 million for the three months ended March 31, 2015 and 2014, respectively) and dividing by settled dollar volume processed (see footnote 8).  For purposes of calculating “Average net mark-up percentage on settled dollar volume processed”, multi-currency processing services revenue includes revenue related to multi-currency transactions only.

(10)	Represents revenue earned and reported on payment processing services.

(11)

Represents settled transactions processed using our payment processing services (excluding other transaction types such as authorizations and rate look-ups). For the three months ended March 31, 2014 settled transactions processed using our payment processing services was updated from the originally reported amounts of 20,819,219.

(12)

Represents the total settled dollar volume processed using our payment processing services. For the three months ended March 31, 2014 total settled dollar volume processed using our payment processing services was updated from the originally reported amounts of $1,314,704,264.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net income (loss), our most directly comparable financial measure in accordance with GAAP:

	Three months ended
	March 31,
	2015	2014
ADJUSTED EBITDA:
Net income (loss)	$1,711,626	$(779,290)
Interest expense	14,613	16,170
Interest income	(426)	(175)
Provision (benefit) for income taxes	110,413	(6,010)
Depreciation and amortization	725,173	746,313
Stock-based compensation expense	233,462	275,991
Restructuring charges	—	629,215
Adjusted EBITDA (non-GAAP)	$2,794,861	$882,214

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

Analysis of revenue by segment and geographical region:

	Three months ended
	March 31,
	2015	2014
Revenue:
APAC	$4,036,276	$3,886,007
The Americas	1,493,130	1,210,806
CEMEA	2,152,359	2,341,622
Total multi-currency processing services revenue	7,681,765	7,438,435
Payment processing services revenue	4,451,005	3,736,682
Net revenue	$12,132,770	$11,175,117

A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the three months ended March 31, 2015, subsidiaries of Global Payments, Inc. represented 20% of our revenue and Network International, LLC represented 11% of our revenue.

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

Based on the loss recovery model we recorded an insurance reimbursement gain of $0.5 million in selling, general and administrative expenses during the first quarter of 2015.  The insurance reimbursement was related to a previous property and casualty loss.  The insurance proceeds were collected in April 2015.

We allocate overhead such as occupancy, telecommunication charges and depreciation expense based on headcount, as we believe this to be the most accurate measure. As a result, a portion of general overhead expenses is reflected in both our cost of revenue and selling, general and administrative expenses.

Restructuring charges.  We recorded restructuring charges in connection with a realignment of its workforce.  These charges primarily include employee severance and benefits.

Other income (expense), net.  Other income (expense), net, primarily consists of non-operating income as well as interest expense related to our capital leases.

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

Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates if unforeseen events occur or should the assumptions used in the estimation process differ from actual results. Management believes there have been no material changes to the critical accounting policies discussed in the section entitled “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of operations

The following tables set forth our condensed consolidated results of operations for the periods presented and as a percentage of our net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three months ended March 31,
	2015		2014
		% of		% of
	$ amount	revenue	$ amount	revenue
Revenue:
APAC	$4,036,276	33.3%	$3,886,007	34.8%
Americas	1,493,130	12.3	1,210,806	10.8
CEMEA	2,152,359	17.7	2,341,622	21.0
Total multi-currency processing services revenue	7,681,765	63.3	7,438,435	66.6
Payment processing services revenue	4,451,005	36.7	3,736,682	33.4
Net revenue	12,132,770	100.0	11,175,117	100.0
Operating expenses:
Cost of revenue:
Payment processing services fees	2,588,204	21.3	2,518,821	22.5
Processing and service costs	3,237,940	26.7	3,714,593	33.2
Total cost of revenue	5,826,144	48.0	6,233,414	55.7
Selling, general and administrative expenses	4,470,400	36.8	5,081,793	45.5
Restructuring charges	—	—	629,215	5.6
Total operating expenses	10,296,544	84.9	11,944,422	106.8
Income (loss) from operations	1,836,226	15.1	(769,305)	(6.8)
Other (expense) income:
Interest expense	(14,613)	(0.1)	(16,170)	(0.1)
Interest income	426	—	175	—
Total other expense, net	(14,187)	(0.1)	(15,995)	(0.1)
Income (loss) from operations before (provision) benefit for income taxes	1,822,039	15.0	(785,300)	(6.9)
(Provision) benefit for income taxes	(110,413)	(0.9)	6,010	0.1
Net income (loss)	$1,711,626	14.1%	$(779,290)	(6.8)%

Comparison of the three months ended March 31, 2015 and 2014

Revenue

	Three months ended March 31,		Variance
	2015	2014	Amount	Percent
APAC	$4,036,276	$3,886,007	$150,269	4%
Americas	1,493,130	1,210,806	282,324	23
CEMEA	2,152,359	2,341,622	(189,263)	-8
Total multi-currency processing services revenue	7,681,765	7,438,435	243,330	3
Payment processing services revenue	4,451,005	3,736,682	714,323	19
Net revenue	$12,132,770	$11,175,117	$957,653	9

Net revenue increased $1.0 million, or 9%, to $12.1 million for the three months ended March 31, 2015 from $11.1 million for the three months ended March 31, 2014.  These changes are described below.

Multi-currency processing services revenue

APAC multi-currency processing services revenue.    APAC multi-currency processing services revenue increased $0.2 million, or 4%, to $4.0 million for the three months ended March 31, 2015 from $3.8 million for the three months ended March 31, 2014. The increase in APAC multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three months ended March 31,		Variance
	2015	2014	Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	14,334	12,817	1,517	12%
APAC multi-currency processing settled transactions processed	1,464,779	1,436,688	28,091	2
APAC multi-currency processing gross foreign currency mark-up	$15,841,013	$15,378,330	$462,683	3
APAC multi-currency processing settled dollar volume processed	$355,511,221	$359,193,391	$(3,682,170)	-1
APAC average net mark-up % on settled dollar volume processed	1.14%	1.08%	0.06%	6

The 6% increase in our average net mark-up on settled dollar volume processed resulted in a $0.2 million increase to revenue. This increase is primarily a result of customer and pricing mix.

Americas multi-currency processing services revenue.    Americas multi-currency processing services revenue increased $0.3 million, or 23%, to $1.5 million for the three months ended March 31, 2015 from $1.2 million for the three months ended March 31, 2014.  The increase in Americas multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three months ended March 31,			Variance
	2015		2014	Amount	Percent
The Americas multi-currency processing active merchant locations (at period end)	11,786		3,090	8,696	281%
The Americas multi-currency processing settled transactions processed	644,898		554,931	89,967	16
The Americas multi-currency processing gross foreign currency mark- up	$2,978,398		$2,664,432	$313,966	12
The Americas multi-currency processing settled dollar volume processed	$61,238,816		$69,957,483	$(8,718,667)	-12
The Americas average net mark-up % on settled dollar volume processed	1.97	%*	1.73%	0.24%	14

The 23% increase in Americas multi-currency processing revenue is due to revenues earned on non-transactional services of $0.3 million.  Furthermore, revenue increased by 14% due to an increase in average net mark-up percentage on settled dollar volume processed, which resulted in a $0.2 million increase to revenue.  These increases are partially offset by a 12% decrease in settled dollar volume processed, which resulted in a $0.2 decrease to revenue.  The primary reason for the decrease in settled dollar volume processed is due to a decrease in volume for a specific currency and certain retail merchants.

(*)For purposes of calculating “Average net mark-up percentage on settled dollar volume processed”, multi-currency processing services revenue includes revenue related to multi-currency transactions only.

CEMEA multi-currency processing services revenue. CEMEA multi-currency processing services revenue decreased $0.2 million, or 8%, to $2.1 million for the three months ended March 31, 2015 from $2.3 million for the three months ended March 31, 2014.  The decrease in CEMEA multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three months ended March 31,		Variance
	2015	2014	Amount	Percent
CEMEA multi-currency processing active merchant locations (at period end)	16,407	8,597	7,810	91%
CEMEA multi-currency processing settled transactions processed	1,378,139	1,180,072	198,067	17
CEMEA multi-currency processing gross foreign currency mark-up	$9,976,233	$10,053,128	$(76,895)	-1
CEMEA multi-currency processing settled dollar volume processed	$243,526,112	$251,419,570	$(7,893,458)	-3
CEMEA average net mark-up % on settled dollar volume processed	0.88%	0.93%	(0.05)%	-5

The 3% decrease in settled dollar volume processed resulted in a $0.1 million decrease to revenue.  CEMEA revenue was further decreased by a 5% decrease in our average net mark-up percentage on settled dollar volume processed, which resulted in a $0.1 million decrease to revenue.  These decreases are primarily a result of customer and pricing mix.

Payment processing services revenue

Payment processing services revenue is primarily earned from transaction processing services for customers in the Americas.  Payment processing services revenue increased $0.7 million, or 19%, to $4.4 million for the three months ended March 31, 2015 from $3.7 million for the three months ended March 31, 2014.  The increase was primarily due to professional service fees along with transaction processing fees, arising from the roll-out of new payment processing customers.

Cost of revenue

	Three months ended March 31,		Variance
	2015	2014	Amount	Percent
Payment processing services fees	$2,588,204	$2,518,821	$69,383	3%
Processing and service costs	3,237,940	3,714,593	(476,653)	-13
Total cost of revenue	$5,826,144	$6,233,414	$(407,270)	-7

Payment processing service fees

The increase in payment processing service fees of $0.1 million, or 3%, to $2.6 million for the three months ended March 31, 2015 from $2.5 million for the three months ended March 31, 2014 is a direct result of the mix of business within the payment processing service revenue.

Processing and service costs

The decrease in processing and service costs of  $0.5 million, or 13%, to $3.2 million for the three months ended March 31, 2015 from $3.7 million for the three months ended March 31, 2014  was primarily the result of a decrease of $0.5 million in salary compensation and related benefits as a result of our restructuring during 2014.

Selling, general and administrative expenses:

	Three months ended March 31,		Variance
	2015	2014	Amount	Percent
Selling, general and administrative expenses	$4,470,400	$5,081,793	$(611,393)	-12%

Selling, general and administrative decreased $0.6 million, or 12%, to $4.5 million for the three months ended March 31, 2015 from $5.1 million for the three months ended March 31, 2014.  The decrease in selling, general and administrative expenses was primarily due to a decrease in salaries and benefits of $0.2 million and a gain related to an insurance reimbursement of $0.5 million in the first quarter of 2015.

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

In October 2014, the Company announced that its Board of Directors authorized the repurchase of up to $6.0 million of the Company’s outstanding shares of common stock.  The shares may be purchased from time to time for a period ending December 31, 2015.  The timing, price and quantity of purchases will be at the discretion of the Company and the program may be discontinued or suspended at any time.  As of March 31, 2015, we repurchased approximately 0.5 million shares of common stock for an aggregate price of $0.8 million.  From April 1, 2015 to April 30, 2015, the Company repurchased approximately 0.8 million shares of common stock for an aggregate price of $1.4 million. Total amount of common stock repurchased under the program through April 30, 2015 was 1.3 million shares for an aggregate price of $2.2 million.

Sources of liquidity

As of March 31, 2015, we had approximately $11.3 million in cash and cash equivalents of which we had $5.2 million in cash held by foreign subsidiaries. Currently, if we were to repatriate cash held by our foreign subsidiaries, to the extent that such repatriation was a taxable event, we could utilize a portion of our $67.2 million net operating loss carryforward to offset the tax obligation, so that no U.S. tax liability would arise. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Capital expenditures

Our capital expenditures related to property and equipment, software development costs, and intangible assets were $0.5 million in the first three months of 2015.  The 2015 capital expenditures were primarily attributable to our investment in the business primarily through capital expenditures for network infrastructure and investments in software development and equipment.

Cash flows

	Three months ended
	March 31,
	2015	2014
Cash provided by operating activities	$2,039,708	$(626,927)
Cash used in investing activities	(416,905)	(700,946)
Cash (used in) provided by financing activities	(146,905)	464,650

Operating activities

Cash provided by operating activities during the three months ended March 31, 2015 was $2.0 million, comprising $2.1 million of cash generated by operations and a net decrease in our operating assets and liabilities of $0.1 million. This net decrease in our operating assets and liabilities of $0.1 million primarily consisted of a $0.4 million increase in receivables, prepaid expenses and other assets and a $0.5 million decrease in due to merchant.  These decreases were partially offset by a $0.5 million increase in accounts payable and accrued expenses and a $0.5 million decrease in settlement assets. Cash generated by operations of $2.1 million was inclusive of net income of $1.7 million and total non-cash charges of $0.4 million. Significant non-cash adjustments to net income primarily include depreciation and amortization expense of $0.7 million, gain on insurance proceeds of $0.5 million and stock option expense of $0.2 million.

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

Investing activities

Cash used in investing activities for the three months ended March 31, 2015 was $0.4 million, which was attributable to a $0.3 million investment in the business through capital expenditures for network infrastructure as well as a $0.1 million purchase of property and equipment.

Cash used in investing activities for the three months ended March 31, 2014 was $0.7 million, which was attributable to a $0.5 million investment in the business through capital expenditures for network infrastructure and investments in software development and a $0.2 million increase in restricted cash.

Financing activities

Cash used in financing activities for the three months ended March 31, 2015 was $0.1 million, comprised of $0.1 million in capital lease payments.

Cash provided by financing activities for the three months ended March 31, 2014 was $0.5 million, comprised of $0.6 million in proceeds from option exercises offset by $0.1 million in capital lease payments.

Contractual obligations and commitments

As of March 31, 2015, there were no material changes in our contractual obligations and commitments as disclosed in our financial statements for the year ended December 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We had cash and cash equivalents totaling $11.3 million and $9.8 million as of March 31, 2015 and December 31, 2014, respectively.  The cash and cash equivalents are held for working capital purposes. We did not have any derivative financial instruments as of March 31, 2015 and December 31, 2014. We are not exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates given the historic low levels of interest being earned on the short-term fixed-rate cash operating accounts.

Foreign currency exchange risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, principally the Hong Kong Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses), we believe such a change would not have a material impact on our results of operations as Hong Kong is not considered to be a highly inflationary or deflationary economy and historically the Hong Kong Dollar has traded in a very narrow band of exchange rates against the U.S. Dollar. Based upon our annual historical financial statements, for every 1% change in the exchange rate between the U.S. Dollar and the Hong Kong Dollar, our net income would be impacted by approximately $10,000 and the carrying value of assets on our balance sheet would be impacted by approximately $0.1 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

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

For the three months ended March 31, 2015 and the year ended December 31, 2014, we had net income of $1.7 million and $3.2 million, respectively.  Previously, we had incurred losses since our inception, except in 2014, 2013 and 2011.  As a result, we had an accumulated deficit of $77.0 million as of March 31, 2015.

Our ability to increase profitability in the future will primarily depend on our ability to continue to increase our revenue, which is subject to a number of factors including our ability to continue to increase multi-currency processing revenue, increase new merchant deployments in the regions in which we currently operate, and add new acquiring banks, processor, and card association customers in new geographies. Our revenue is also impacted by factors beyond our control such as global economic and political conditions, particularly those affecting cross-border travel and commerce, such as the continuing uncertainty in global economic conditions. Our ability to achieve profitability in the future also depends on our expense levels, including our selling, general and administrative expenses, and other expenses related to improvements in our technology, launches of new services, and our expansion into new geographic and vertical markets. In addition, our fees, interchange and assessments may also be influenced by increased competition and changes in card association rules and governmental regulations. Our efforts to grow our business may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue, manage our expenses and maintain or improve our gross profit margin, we may not achieve profitability in the future.

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

A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the year ended December 31, 2014 and the three months ended March 31, 2015, subsidiaries of Global Payments Inc. represented 21% and 20%, respectively, of our revenue and Network International, LLC represented 9% and 11%, respectively, of our revenue. Our contractual arrangements with these customers do not obligate them to offer our services and may not dictate the timing of implementation. Additionally, if these customers lose merchants or if their merchants do not use our services, then our revenue will decrease.

We expect that a limited number of customers will continue to account for a significant portion of our revenue in future periods. If we do not adequately perform under, or successfully renew or renegotiate, our agreements with these or other customers, our business will suffer. Our acquiring bank and processor customers typically enter into agreements with three or five year terms and upon the termination of that initial contractual term, customers have the opportunity to consider other providers or renegotiate the terms of the contract. The loss of our contracts with existing customers, our failure to renegotiate contracts with existing customers on terms as favorable as in the past, or a significant decline in the number of transactions we process for them could adversely affect our business, financial condition and results of operations.

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

In many cases, we have little or no direct access to our customers’ merchant bases and are heavily reliant on our customers’ sales forces to promote our services. It is ultimately up to our customers or our customers’ merchants to offer our services to consumers and to do so in an effective manner, and there is no guarantee that these merchants or their consumers will continue to use our services. Our customers may not be as effective at selling our services and solutions as our own sales personnel. Our customers are also competing with other participants in the industry for processing business and may have other actual or perceived disadvantages relative to such competitors, which may affect their ability to generate business, whether or not such business includes our services and solutions. As a result, much of our business depends on the continued success and competitiveness of our acquiring banks,  processors and card associations. We further rely on the success of the merchants. If these merchants experience a reduction in transaction volume or become financially unstable, we may lose revenue. The performance of our customers and our customers’ merchants is subject to general economic conditions and their impact on consumer spending.

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

For example, in April 2010, Visa announced a moratorium on all new acquiring banks and merchants offering DCC services, including our Pay In Your Currency service, and studied the impact of DCC on Visa cardholders and the Visa brand. In October 2010, Visa lifted the moratorium and also established certain rule changes that removed a prior prohibition on offering DCC services in certain regions, namely Central Europe, the Middle East, Africa, Latin America and the Caribbean. Prior to the lifting of this moratorium we were unable to provide DCC services in those regions to existing or potential customers.    In addition, Visa now charges acquiring banks an annual fee of $45,000 for each country or territory in which they offer a DCC service. Both Visa and MasterCard may also charge additional cross‑border fees for transactions involving DCC. Visa’s new compliance regime for DCC includes unannounced “mystery shopping” audits of our customer’s merchants, to assess merchant compliance with the regulations applicable to DCC. Repeated failure by an acquiring bank or merchant to comply with regulations can result in substantial fines and could ultimately result in a prohibition upon such acquiring bank or merchant offering DCC. Remediation of negative audit findings can be costly and time consuming for our customers and the mere risk of such fines may reduce the number of acquiring banks willing to offer Pay in Your Currency services.

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

When a consumer uses our Pay In Your Currency processing service, they pay a fee that is included in the exchange rate used for each Pay In Your Currency transaction. While Visa and MasterCard rules permit merchants and other third parties to charge these fees, if these card associations change their policies in permitting merchants and other third parties to charge these fees, otherwise restrict the ability to do so or if the card associations increase the additional fees for providing such service, as they have done from time to time, our business, financial condition and results of operations could be adversely affected.

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

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention. Historically, a significant majority of our revenue has been generated from international customers, including international customers of North American merchants. For example, in 2014, we generated 69% of our revenue internationally and 31% in the United States and for the three months ended March 31, 2015, we generated 64% of our revenue internationally and 36% in the United States.  International revenue and operations may be subject to risks such as:

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

A significant portion of our net revenue is derived from six countries and territories. For the year ended December 31, 2014, we derived 31%, 16%, 16%, 6%, 5% and 5% of our net revenue from the United States, Hong Kong, the United Arab Emirates, Latin America, China and Canada, respectively, and for the three months ended March 31, 2015, we derived 36%, 18% and 15%, of our net revenue from the United States, the United Arab Emirates and Hong Kong, respectively. We expect that a limited number of countries and territories will continue to account for a significant portion of our net revenue in future periods. If any of these countries or territories are affected by acts of terrorism, political unrest, natural disasters, the effects of climate change, outbreaks of diseases or other significant adverse changes, cross-border travel to these countries and territories could decline, which could adversely affect our business, financial condition and results of operations.

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

We face the risk that our acquiring bank or processor customers may merge with entities that are not our customers or may sell portfolios of merchants to entities that are not our customers, thereby impacting our existing agreements and projected revenue with these customers. Consolidation among financial institutions results in an increasingly concentrated client base of large acquiring banks and processors could increase the bargaining power of our current and future customers. In addition, any nationalization or seizure of one of our acquiring bank customers by banking regulators in any of the jurisdictions in which we operate may also impact the services that we provide. Any significant changes in the ownership or operation of our customers, as a result of consolidation or otherwise, could adversely affect our business, financial condition and results of operations.

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

Currently, there is a high level of concentration in the international payment processing industry, with a few large processors providing payment card processing services to acquiring banks on a multi-national and multi-regional basis. International processors with whom we compete include: First Data Corporation, with its OmniPay Limited subsidiary operating a multi-currency platform; Elavon, Inc., a wholly owned subsidiary of U.S. Bancorp, that operates in The Americas and Europe; and WorldPay (UK) Limited, that also primarily services the Americas and Europe and which in 2014 acquired Cobre Bem Tecnologia, a leading provider of payment solutions in Latin America.  We may also compete against prospective acquiring bank customers and regional processors that may prefer to develop and offer their own payment processing solution.

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

We have substantially expanded our overall business, customer base, employee headcount and operations in recent periods both domestically and internationally. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. In particular, we provided our services to approximately 17,000 active merchant locations in 16 countries and territories as of December 31, 2010, approximately 93,000 active merchant locations in 23 countries and territories as of December 31, 2014 and approximately 105,000 active merchant locations in 23 countries and territories as of March 31, 2015. Our growth strategy contemplates further increasing the number of our customers and active merchant locations, however, the rate at which we have been able to establish relationships with our customers and active merchant locations in the past may not be indicative of the rate at which we will be able to do so in the future.

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

Our revenue has historically been seasonal with the first quarter of our year traditionally having less revenue compared to the prior fourth fiscal quarter. We have experienced that increased international travel and spending by consumers around the holiday season during the fourth quarter of our year have relatively higher revenue than our other quarters. Our seasonal volumes and revenue trends could change from those we have historically experienced upon our entry into new geographies.

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

As of March 31, 2015, we had four issued patents in the United States, Australia, India, Indonesia, New Zealand, the Philippines, Singapore, South Africa, Sri Lanka and Taiwan. We also have patent applications pending in the United States and several other jurisdictions, all of which are counterparts to our patents and patent applications in the United States. Our patents generally have a duration of 20 years from the relevant priority date of each patent. We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them. In addition, third parties could claim invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012. We will remain an “emerging growth company” until the earliest of (i) the last fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of an initial public offering of our equity securities; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three year period; and (iv) the date on which we are deemed to be a “large accelerated filer.” For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and at the time we cease to be an emerging growth company, we will be required to provide attestation that we maintain effective disclosure controls and procedures by our registered public accounting firm. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to implement and maintain effective internal control also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that are required to include in our periodic reports filed with the SEC under Section 404(a) of the Sarbanes- Oxley Act or the annual auditor attestation reports regarding effectiveness of our internal controls over financial reporting that we will be required to include in our periodic reports filed with the SEC, beginning for our year ending December 31, 2017, unless, under the Jumpstart Our Business Startups Act, we meet certain criteria that would require such reports to be included prior to then, under Section 404(b) of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of shares of our common stock.

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

To date, there has been a limited public market for shares of our common stock in the United States. From 2006 to August 2014, our common stock traded on AIM under the symbol “PPT” and from 2006 to June 2013 our common stock also traded on AIM under the symbol “PPTR.”  From 2008 until December 2012, our common stock traded on the OTCQX in the United States under the symbol “PLPM” and since December 2012, our common stock has traded on the NASDAQ. There is currently a limited volume of trading in our common stock on the NASDAQ, which affects the liquidity of common stock. We cannot predict when or whether investor interest in our common stock might lead to an increase in its market price or the development of a more active trading market. An active trading market for our shares in the United States may never develop or be sustained. If an active market for our common stock does not develop, it may be difficult to sell shares of our common stock without depressing the market price for the shares, or at all.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of listed companies. The market price of our common stock, like the securities of many other technology companies, fluctuates over a wide range, and will continue to be highly volatile in the future. From January 1, 2014 to March 31, 2015, the closing price of our common stock on The NASDAQ Stock Market ranged from $1.37 to $3.95 per share. Stock prices of many newly public companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, financial condition and results of operations.

A significant portion of our total outstanding shares may be sold into the market pursuant to registration rights of certain stockholders. If there are substantial sales of shares of our common stock, the price of shares of our common stock could decline.

The price of shares of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. As of April 30, 2015, we had 54,258,750 shares of common stock (which includes 61,109,894 shares of common stock outstanding and 6,851,144 shares of common stock issuable upon the conversion of preferred stock).

The holders of up to an aggregate of 6,768,874 shares of our common stock (which includes shares of our Series A Preferred Stock on an as-converted to common stock basis) outstanding as of April 30, 2015 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

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

As of April 30, 2015, our directors, executive officers and holders of more than 5% of our common stock (which includes preferred stock on an as converted to common stock basis), together with their affiliates, beneficially own, in the aggregate, 24.3% of our outstanding capital stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of shares of our common stock by:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

Not Applicable.

Use of Proceeds

Not Applicable.

Issuer Purchase of Equity Securities

			Total	Maximum
			Number of	Number
			Shares	(or approximate
			Purchased	dollar value)
			as Part of	of Shares
	Total	Average	Publicly	that May Yet be
	Number	Price	Announced	Purchased Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased(1)	Share	Programs(2)	Programs
January 1-31, 2015	—	—	—	—
February 1-28, 2015	—	—	—	—
March 1-31, 2015	1,872	$1.67	—	—

Total	1,872	$1.67	—	—

(1)

1,872 shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock and the shares repurchased in accordance with our share repurchase program described in footnote 2 below.

(2)

On October 13, 2014, we announced that our Board of Directors authorized our current share repurchase program authorizing up to $6.0 million of the Company’s outstanding shares of common stock.  The shares may be purchased from time to time for a period ending December 31, 2015.  The timing, price and quantity of purchases will be at the discretion of the Company and the program may be discontinued or suspended at any time.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

(a) Exhibits

Exhibit		Incorporated by Reference			Filing	Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.1	Separation Agreement, Long-Term Incentive Restricted Stock Agreement and Certain other Restricted Sotck Agreements, dated February 19, 2014 by and between Planet Payment, Inc. and Philip Beck.					X

10.2

Amendment to Separation Agreement, Long-Term Incentive Restricted Stock Agreement and Certain other Restricted Stock Agreements dated February 9, 2015 by and between Planet Payment, Inc. and Philip Beck.

X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to					X
Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 31a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*This exhibit is being furnished and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANET PAYMENT, INC.
(Registrant)

Dated: May 7, 2015	By:	/S/ CARL J. WILLIAMS
Carl J. Williams
Chief Executive Officer, Chairman of the Board of Directors and President
(Principal Executive Officer)

Dated: May 7, 2015	By:	/S/ ROBERT J. COX III
Robert J. Cox III
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filing	Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.1	Separation Agreement, Long-Term Incentive Restricted Stock Agreement and Certain other Restricted Sotck Agreements, dated February 19, 2014 by and between Planet Payment, Inc. and Philip Beck.					X

10.2

Amendment to Separation Agreement, Long-Term Incentive Restricted Stock Agreement and Certain other Restricted Stock Agreements dated February 9, 2015 by and between Planet Payment, Inc. and Philip Beck.

X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*This exhibit is being furnished and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.