Form 10-Q
period 2015-06-30
Planet Payment Inc
filed 2015-08-04
CIK 1362925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of July 31, 2015, there were 52,548,508 shares of the registrant’s common stock outstanding.

Planet Payment, Inc.

Report on Form 10-Q

For the Quarterly Period Ended June  30, 2015

Planet Payment®, iPAY® and Pay in Your Currency®, as well as our logo, are registered trademarks of Planet Payment and Shop in Your Currency ™ is an additional trademark of Planet Payment. All other service marks, trademarks and trade names appearing in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Planet Payment, Inc.

Condensed Consolidated Balance Sheets

	As of June 30,	As of December 31,
	2015	2014
	(Unaudited)
Current assets:
Cash and cash equivalents	$13,531,160	$9,837,791
Restricted cash	4,280,412	4,167,560
Accounts receivable, net of allowances of $0.1 million as of June 30, 2015 and December 31, 2014, respectively	5,847,020	6,948,595
Prepaid expenses and other assets	1,666,586	1,136,821
Total current assets	25,325,178	22,090,767
Other assets:
Restricted cash	552,187	432,094
Property and equipment, net	2,061,489	2,139,747
Software development costs, net	4,409,050	4,612,457
Intangible assets, net	1,659,934	2,046,700
Goodwill	291,823	319,671
Security deposits and other assets	4,231,071	2,289,858
Total other assets	13,205,554	11,840,527
Total assets	$38,530,732	$33,931,294
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$378,145	$512,057
Accrued expenses	4,712,290	2,918,645
Due to merchants	4,460,634	4,352,199
Current portion of capital leases	364,800	458,812
Total current liabilities	9,915,869	8,241,713
Long-term liabilities:
Long-term portion of capital leases and deferred revenue	2,270,985	1,560,310
Total long-term liabilities	2,270,985	1,560,310
Total liabilities	12,186,854	9,802,023
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock—10,000,000 shares authorized as of June 30, 2015 and December 31, 2014, $0.01 par value: Series A—2,243,750 issued and outstanding as of June 30, 2015 and December 31, 2014; $8,975,000 aggregate liquidation preference	22,438	22,438
Common stock—250,000,000 shares authorized as of June 30, 2015 and December 31, 2014, $0.01 par value, and 55,174,561 issued and 53,779,920 shares issued and outstanding as of June 30, 2015, and 55,680,999 issued and 55,177,899 shares issued and outstanding as of December 31, 2014	551,746	556,810
Treasury stock, at cost, 1,394,641 shares and 503,100 shares as of June 30, 2015 and December 31, 2014, respectively	(2,469,814)	(822,603)
Additional paid-in capital	103,754,000	103,277,253
Accumulated other comprehensive loss	(370,593)	(173,774)
Accumulated deficit	(75,143,899)	(78,730,853)
Total stockholders’ equity	26,343,878	24,129,271
Total liabilities and stockholders’ equity	$38,530,732	$33,931,294

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Net revenue	$12,683,359	$11,884,605	$24,816,129	$23,059,722
Operating expenses:
Cost of revenue:
Payment processing service fees	2,590,885	2,374,857	5,179,089	4,893,678
Processing and service costs	3,385,658	3,245,321	6,623,598	6,959,914
Total cost of revenue	5,976,543	5,620,178	11,802,687	11,853,592
Selling, general and administrative expenses	4,712,704	4,502,977	9,183,104	9,584,770
Restructuring charges	—	53,752	—	682,967
Total operating expenses	10,689,247	10,176,907	20,985,791	22,121,329
Income from operations	1,994,112	1,707,698	3,830,338	938,393
Other (expense) income:
Interest expense	(13,830)	(15,816)	(28,443)	(31,986)
Interest income	365	288	791	463
Other income	—	16,949	—	16,949
Total other (expense) income, net	(13,465)	1,421	(27,652)	(14,574)
Income from operations before provision for income taxes	1,980,647	1,709,119	3,802,686	923,819
Provision for income taxes	(105,319)	(199,705)	(215,732)	(193,695)
Net income	$1,875,328	$1,509,414	$3,586,954	$730,124
Basic net income per share applicable to common stockholders	$0.03	$0.02	$0.06	$0.01
Diluted net income per share applicable to common stockholders	$0.03	$0.02	$0.06	$0.01
Weighted average common stock outstanding (basic)	53,082,296	53,802,936	53,439,467	53,621,071
Weighted average common stock outstanding (diluted)	53,830,534	54,767,440	54,090,469	55,288,195

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$1,875,328	$1,509,414	$3,586,954	$730,124
Foreign currency translation adjustment	60,612	(57)	(196,819)	(12,970)
Total comprehensive income	$1,935,940	$1,509,357	$3,390,135	$717,154

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$3,586,954	$730,124
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	461,590	585,793
Depreciation and amortization expense	1,439,778	1,477,297
(Recovery) provision for doubtful accounts	(193)	3,248
Gain on insurance settlement	(517,930)	—
Changes in operating assets and liabilities:
(Increase) decrease in settlement assets	(244,451)	1,291,208
Decrease in accounts receivables, prepaid expenses and other current assets	1,529,933	3,881
Increase in security deposits and other assets	(181,213)	(203,770)
Increase (decrease) in accounts payable and accrued expenses	239,331	(1,289,370)
Increase (decrease) in due to merchants	240,034	(1,345,015)
Other	(53,259)	6,611
Net cash provided by operating activities	6,500,574	1,260,007
Cash flows from investing activities:
Decrease (increase) in restricted cash	11,506	(2,233,940)
(Decrease) increase in merchant reserves	(131,599)	2,113,823
Purchase of property and equipment	(168,282)	(87,681)
Capitalized software development	(593,946)	(718,593)
Purchase of intangible assets	(13,454)	(81,453)
Net cash used in investing activities	(895,775)	(1,007,844)
Cash flows from financing activities:
Proceeds from issuance of common stock	22,949	782,598
Purchase of treasury stock	(1,647,211)	—
Principal payments on capital lease obligations	(287,168)	(270,652)
Net cash (used in) provided by financing activities	(1,911,430)	511,946
Effect of exchange rate changes on cash and cash equivalents(*)	—	—
Net increase in cash and cash equivalents	3,693,369	764,109
Beginning of period	9,837,791	6,572,468
End of period	$13,531,160	$7,336,577
Supplemental disclosure:
Cash paid for:
Interest	$30,785	$32,552
Income taxes	395,294	396,692
Non cash investing and financing activities:
Assets acquired under capital leases	79,291	287,275
Accrued capitalized hardware, software and fixed assets	12,071	88,992
Capitalized stock-based compensation	20,015	21,560

(*)For the six months ended June 30, 2015 and 2014, the effect of exchange rate changes on cash and cash equivalents was inconsequential.

The accompanying notes are an integral part of these financial statements

Planet Payment, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Business description and basis of presentation

Business description

Planet Payment, Inc. together with its wholly owned subsidiaries (“Planet Payment,” the “Company,” “we,” or “our”) is a provider of international payment and transaction processing and multi-currency processing services. The Company provides its services to approximately 103,000 active merchant locations in 23  countries and territories across the Asia Pacific region, the Americas, the Middle East, Africa and Europe, primarily through its acquiring bank and processor customers, as well as through its own direct sales force. The Company provides banks and their merchants with innovative services to accept, process and reconcile electronic payments. The Company’s point-of-sale and e-commerce services are integrated within the payment card transaction process, enabling its acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. The Company’s ATM services provide its domestic and international acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction.  The Company also offers non-financial transaction processing services that allow merchants to offer a range of commercial services including pre-paid mobile phone top-up and bill payments using the same point-of-sale devices deployed to accept payment cards. The Company is a registered third party processor with the major card associations and operates in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

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

Unaudited condensed consolidated interim financial information

The accompanying unaudited condensed consolidated interim financial statements as of June  30,  2015 and for the periods ended June  30, 2015 and 2014 have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the statement of operations, financial position and cash flows. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the interim period ended June  30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  The December 31, 2014 balance sheet information has been derived from the audited financial statements at that date. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulation of the Securities and Exchange Commission (“SEC”).

2. Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The new guidance includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers.  The original effective date of ASU 2014-09 of January 1, 2017 has been delayed until January 1, 2018.  Early adoption is not permitted before the original effective date.  The standard allows for either retrospective application to each reporting period presented or retrospective application with the cumulative effect of initially applying this update recognized at the date of initial application.  The Company is currently evaluating the effect ASU 2014-09 will have on the Company’s Consolidated Financial Statements and disclosures.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update  No. 2015-03, Interest-Imputation of Interest Simplifying the Presentation of Debt Issuance Costs (Topic 835) (“ASU No. 2015-03”).  The purpose of this update is to simplify presentation of debt issuance costs.  The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effect ASU 2015-03 will have on the Company’s Consolidated Financial Statements and disclosure.

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

The Company’s accounts receivable concentrations of 10% and greater are as follows:

	As of	As of
	June 30,	December 31,
	2015	2014
Customer A	20%	28%
Customer B	14	13
Customer C	14	17

The Company’s revenue concentrations of 10% and greater are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Customer A	19%	21%	20%	21%
Customer C	*	10	10	11

* Less than 10% revenue concentration.

a

4.  Net income per share

The Company computes net income per share in accordance with ASC 260, Earnings per Share (“ASC topic 260”). Under ASC topic 260, securities that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities and should be included in the two-class method of computing earnings per share. The Company’s preferred stockholders are entitled to participate in dividends and earnings when, and if, dividends are declared on the common stock. As such, the Company calculates net income per share using the two-class method. The two-class method is an earnings formula that treats a participating security as having rights to dividends that otherwise would have been available to common and preferred stockholders based on their respective rights to receive dividends. Losses are not allocated to the preferred stockholders for computing net loss per share under the two-class method because the preferred stockholders do not have contractual obligations to share in the losses of the Company.

Basic earnings per share is calculated by dividing net income, adjusted for amounts allocated to participating securities under the two-class method, if applicable, by the weighted average number of common stock outstanding during the period.

Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes (i) all stock options and warrants which are in the money are exercised at the beginning of the period and (ii) each issue or series of issues of potential common stock are considered in sequence from the most dilutive to the least dilutive. That is, dilutive potential common stock with the lowest “earnings add-back per incremental share” shall be included in dilutive earnings per share before those shares with higher earnings add back per incremental share.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$1,875,328	$1,509,414	$3,586,954	$730,124
Amounts allocated to participating preferred stockholders under the two-class method	(214,905)	(170,325)	(411,051)	(82,389)
Net income applicable to common stockholders (basic and dilutive)	$1,660,423	$1,339,089	$3,175,903	$647,735
Denominator:
Weighted average common stock outstanding (basic)	53,082,296	53,802,936	53,439,467	53,621,071
Common equivalent shares from options and warrants to purchase common stock	748,238	964,504	651,002	1,667,124
Weighted average common stock outstanding (diluted)(1)	53,830,534	54,767,440	54,090,469	55,288,195
Basic net income per share applicable to common stockholders	$0.03	$0.02	$0.06	$0.01
Diluted net income per share applicable to common stockholders(1)	$0.03	$0.02	$0.06	$0.01

(1)

In accordance with ASC 260-10-45-48 for the three and six months ended June  30, 2015 and 2014, the Company has excluded 718,407 and 1,236,119, respectively, of contingently issued restricted shares from diluted weighted average common stock outstanding as the contingencies (a) were not satisfied at the reporting date nor (b) would have been satisfied if the reporting date was at the end of the contingency period.

The following table sets forth the weighted average securities outstanding that have been excluded from the diluted net income per share calculation because the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	4,762,323	3,737,421	5,979,516	2,375,051
Restricted stock awards	60,000	—	60,000	—
Warrants	—	—	—	45,117
Convertible preferred stock(1)	6,851,144	6,851,144	6,851,144	6,851,144
Total anti-dilutive securities	11,673,467	10,588,565	12,890,660	9,271,312

(1)

Diluted net income per share increases when convertible preferred stock is included in the required sequence in the diluted earnings per share computation. As such, convertible preferred stock is excluded from the computation of diluted earnings per share for the three and six months ended June  30, 2015 and 2014.

5. Stock-based compensation expense and assumptions

During the first and second quarters of 2015, stock options granted to certain employees of the Company were 0.2 million and 0.1 million, respectively, with a grant fair value of $0.2 million and $0.1 million, respectively. The actual number of shares that will be issued upon exercise of the options is subject to the achievement of service-based vesting conditions.  Stock-based compensation expense is recorded on a straight line basis from the date of the grant over the requisite service period of 36 months.

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

The following summarizes stock-based compensation expense recognized by income statement classification:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Processing and service costs	$50,084	$62,400	$100,581	$126,310
Selling, general and administrative expenses	178,044	212,269	361,009	424,350
Restructuring charges	—	—	—	35,133
Total stock-based compensation expense	$228,128	$274,669	$461,590	$585,793

The following summarizes stock-based compensation expense recognized by type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	$124,433	$202,809	$255,705	$420,392
Restricted stock awards	103,695	71,860	205,885	165,401
Total stock-based compensation expense	$228,128	$274,669	$461,590	$585,793

6. Property and equipment

Property and equipment, net consist of the following:

	Estimated			As of	As of
	useful life			June 30,	December 31,
	(in years)			2015	2014
Equipment	2	-	7	$962,432	$945,116
Computer hardware	3	-	5	3,184,279	2,963,629
Furniture and fixtures	5	-	7	193,754	194,399
Leasehold improvements	3	-	10	755,948	749,275
Total property and equipment, gross				5,096,413	4,852,419
Less: Accumulated depreciation and amortization				(3,034,924)	(2,712,672)
Property and equipment, net				$2,061,489	$2,139,747

Property and equipment depreciation and amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Depreciation and amortization expense	$153,243	$139,768	$324,472	$296,191

7. Goodwill and intangible assets

The change in carrying amount of goodwill for the six months ended June 30, 2015 is as follows:

Goodwill, gross, as of December 31, 2014	$319,671
Impact of change in Euro exchange rate	(27,848)
Accumulated impairment losses as of June 30, 2015	—
Goodwill, net, as of June 30, 2015	$291,823

The entire goodwill balance is assigned to the payment processing services segment as this is the reporting unit expected to benefit from the synergies of the combination.

Intangible assets are recorded at estimated fair value and are amortized ratably over their estimated useful lives to processing and service costs, which are included in cost of revenue.

The gross book value, accumulated amortization and amortization periods of intangible assets are as follows:

	As of June 30, 2015			As of December 31, 2014			Amortization
	Gross book	Accumulated	Net book	Gross book	Accumulated	Net book	period
	value	amortization	value	value	amortization	value	(in years)
Trademarks and patents	$1,168,369	$(429,575)	$738,794	$1,158,572	$(387,134)	$771,438	15	-	21
Technology	2,430,243	(1,509,103)	921,140	2,662,164	(1,386,902)	1,275,262	5
Intangible assets, net	$3,598,612	$(1,938,678)	$1,659,934	$3,820,736	$(1,774,036)	$2,046,700

Amortization expense related to intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization expense	$142,789	$168,164	$287,789	$339,455

8. Commitments and contingencies

Employment agreements

Pursuant to employment agreements with certain employees, the Company had a commitment to pay severance of approximately $0.8 million as of June 30, 2015 and December 31, 2014, in the event of termination without cause, as defined in the employment agreements. Additionally, in the event of termination upon a change of control, as defined in the agreements, the Company had a commitment to pay severance of approximately $1.0 million as of June 30, 2015 and December 31, 2014.

Contingent liabilities

In instances where the Company is acting as the merchant acquirer, the Company bears a risk that a merchant may engage in fraud by submitting for payment certain credit card transactions that may have been manipulated, are fictitious, or are otherwise not bona fide. Similarly, the Company bears the risk that a merchant becomes insolvent, owing money to cardholders. To the extent that such fraud or insolvency occurs in circumstances where the Company is liable to make good on any resultant losses, this could affect the Company’s operating results and cash flows. The Company has required certain merchants to post cash reserves of approximately $0.9 million with the sponsoring bank against such liabilities and has itself paid the acquirer a reserve of $0.3 million in connection therewith, which is included in long-term “Restricted cash” on the condensed consolidated balance sheets. In addition, the Company holds merchant reserves of approximately $2.2 million. This reserve amount is included in “Restricted cash” with an offset in “Due to merchants”. Under FASB ASC 460, Guarantees, the Company evaluates its ultimate risk and records an estimate of potential loss for chargeback’s related to merchant fraud and processing errors based upon an assessment of actual historical fraud rates and errors in processing compared to recent bank card processing volume levels. No contingent liability has been recorded as of June 30, 2015 and December 31, 2014, as the risk of material loss is considered remote. The Company monitors these contingent liabilities on a quarterly basis and will provide for a reserve if deemed necessary.

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

The Company entered into a five-year agreement with a sponsoring bank effective September 1, 2013. The Company is required to pay minimum annual sponsorship transaction fees of $0.3 million in year one.  The minimum fees escalates each subsequent year with minimum fees of $0.5 million due in year five for total minimum fees of $1.8 million to be paid over the term of the agreement.  Sponsorship fees are recorded to cost of sales with the total agreement minimum of $1.8 million recognized on a straight line basis over the term of the agreement.

Pursuant to the agreement, the Company is liable for all losses incurred by the sponsoring bank with respect to the activities of our merchants sponsored under the agreement.  No contingent liability has been recorded as of June 30, 2015 as the risk of material loss is considered remote based on historical information.  The Company monitors this contingent liability on a quarterly basis and will provide for a reserve if deemed necessary.

Insurance reimbursement

Based on the loss recovery model the Company recorded an insurance reimbursement gain of $0.5 million in selling, general and administrative expenses during the six months ended June 2015.  The insurance reimbursement was related to a previous property and casualty loss recognized by the Company.

9. Credit Facility

On June 10, 2015, the Company entered into a $10.0 million secured revolving credit facility (the “Credit Facility”) with Citizens Bank, N.A. (“Citizens”) pursuant to a Credit and Security Agreement by and among the Company, certain affiliates thereof as borrowers or guarantors, and Citizens (the “Credit Agreement”).  The line of credit under the Credit Agreement is secured by substantially all of the Company’s personal property, including the Company’s intellectual property and that of its subsidiaries that are borrowers or guarantors.  The interest rate applicable to committed borrowings is tied to LIBOR plus a margin of 2.5%.  The Credit Agreement also provides for a letter of credit sub-facility of up to $2.0 million. The Credit Agreement contains customary affirmative and negative covenants, including, among others, financial covenants based on the Company’s leverage and fixed charge coverage ratios, as well as an obligation to maintain a minimum availability requirement of at least $5.0 million in the aggregate of cash and availability under the line of credit.  The Credit Facility will provide funds for general corporate purposes and repurchases of issued and outstanding capital stock of the Company.  The Credit Facility matures on June 10, 2020 and is payable in full upon maturity.  As of June 30, 2015, the Company was in compliance with all financial covenants contained in the Credit Agreement and no amounts were outstanding.

10. Related party transactions

The Company incurred the following amounts to companies that are principally owned by executives, directors or stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Rent	$—	$125,999	$90,887	$251,093
Consulting and professional fees	—	2,815	1,929	3,426

Rent was paid to BDP Realty Associates LLC, a company in which our former Chief Executive Officer and Chairman of the Board of Directors, Philip Beck has a one-third (1/3rd) interest. Furthermore, consulting and professional fees were paid to a professional services company where a family member of Philip Beck has  a substantial interest. Mr. Beck does not have any direct financial interest in such company.

In February 2015, Philip Beck ceased to serve as the Company’s Director and Chairman of the Board.  The Company’s related party expense for 2015 is for the two months Philip Beck was Chairman of the Board of Directors.

11. Accrued expenses

The following are the components of accrued expenses:

	As of	As of
	June 30,	December 31,
	2015	2014
Deferred revenue(*)	$863,479	$800,650
Deferred incentive(**)	1,200,000	—
Other(***)	2,648,811	2,117,995
Total accrued expenses	$4,712,290	$2,918,645

(*)Current deferred revenue will be recognized as revenue ratably over the next 12 months.  As of June  30, 2015, included in the balance sheet classification “Long-term portion of capital leases and deferred revenue” is the non-current portion of deferred revenue in the amount of $0.8 million. The non-current deferred revenue balance as of December 31, 2014 is approximately $1.0 million.

(**)As of June 30, 2015, the Company recorded a $1.2 million short term incentive in relation to future obligations under a  contract.

(***)No amounts included in “Other” exceed 10% of total current liabilities.

12. Segment information

General information

The segment and geographic information provided in the table below is being reported consistent with the Company’s method of internal reporting. Operating segments are defined as components of an enterprise for which separate financial information is available and which is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM reviews net revenue and gross profit by service by geographical region. The Company operates in two reportable segments: multi-currency processing services and payment processing services.

Information about revenue, profit and assets

The CODM evaluates performance and allocates resources based on net revenue and gross profit of each segment. For purposes of analyzing segments, gross profit of the multi-currency processing services segment is equal to net revenue less multi-currency cost of sales of $0.7 million and $0.5 million, which is included in “processing and services costs” for the three months ended June 30, 2015 and 2014, respectively, and $1.3 million and $1.1 million for the six months ended June  30, 2015 and 2014, respectively. The gross profit for the payment processing services segment includes net revenue of the segment less the cost of revenue component “payment processing services fees”, which includes interchange and card network fees and assessments. Net revenue and gross profit by geographical region is based upon where the transaction originated. Lastly, the Company does not evaluate performance or allocate resources using segment asset data. Long-lived assets are primarily located in the Americas and Europe and as of June  30, 2015 and December 31, 2014, long-lived asset amounts are $8.4 million and $9.1 million, respectively.

The Company conducts its business primarily in three geographical regions: Asia Pacific (“APAC”), the Americas, and Central Europe, Middle East and Africa (“CEMEA”). The following table provides revenue concentration by geographic region. Analysis of revenue by segment and geographical region and reconciliations to consolidated revenue and gross profit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Revenue:
APAC	$4,226,769	$4,102,146	$8,263,045	$7,988,153
Americas	1,750,920	2,079,643	3,244,050	3,290,449
CEMEA	2,084,000	1,943,757	4,236,359	4,285,379
Total multi-currency processing services revenue	8,061,689	8,125,546	15,743,454	15,563,981
Payment processing services revenue	4,621,670	3,759,059	9,072,675	7,495,741
Net revenue	$12,683,359	$11,884,605	$24,816,129	$23,059,722
Gross Profit:
APAC	$4,187,113	$4,079,966	$8,193,825	$7,938,105
Americas	1,641,963	2,043,352	3,038,241	3,222,055
CEMEA	1,545,619	1,486,429	3,211,623	3,290,173
Total multi-currency processing services gross profit	7,374,695	7,609,747	14,443,689	14,450,333
Payment processing services gross profit	2,030,784	1,384,202	3,893,585	2,602,063
Total gross profit	$9,405,479	$8,993,949	$18,337,274	$17,052,396

Payment processing services revenue and gross profit are the result of transactions that primarily originated in the Americas. For the three months ended June  30, 2015, Customer B and Customer H had revenue concentration of 14% and 24%,  respectively, and for the six months ended June 30, 2015, Customer B and Customer H had revenue concentration of 15% and 22%,  respectively.  No individual customer of the payment processing segment was greater than 10% of segment revenue for the three and six months ended June  30, 2014.

Concentration of revenue by customer by geographical region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Multi-currency processing services revenue:
APAC:
Customer A	57%	60%	59%	62%
Americas:
Customer D	16	16	15	18
Customer E	19	19	19	21
Customer F	*	30	12	19
CEMEA:
Customer C	55	60	59	61
Customer G	45	39	41	39

(*)Less than 10% revenue concentration.

13. Restructuring charges

In 2014, the Company initiated a realignment of its workforce aimed at achieving greater operational efficiencies. As a result of the realignment, the Company incurred total restructuring charges during the six months ended June 30, 2014 of approximately $0.7 million.

The table below sets forth the cash components and activity associated with the realignment of workforce and business for the six months ended June 30, 2015:

	Balance as of			Balance as of
	January 1, 2015	Charges	Cash Payment	June 30, 2015
Severance and benefits	$195,773	$—	$186,471	$9,302
Legal expenses and other	—	—	—	—
Total restructuring charges	$195,773	$—	$186,471	$9,302

14. Stock Repurchase Program

In October 2014, the Company announced that its Board of Directors authorized the repurchase of up to $6.0 million of the Company’s outstanding shares of common stock.  The shares may be purchased from time to time during a period ending on December 31, 2015.  The timing, price and quantity of purchases are at the discretion of the Company and the program may be discontinued or suspended at any time.  As of June 30, 2015, the Company repurchased approximately 1.4 million shares of common stock for an aggregate price of $2.5 million.  From July 1, 2015 to July 31, 2015, the Company repurchased approximately 1.2 million shares of common stock for an aggregate price of $2.7 million. Total amount of common stock repurchased under the program through July 31, 2015 was 2.6 million shares for an aggregate price of $5.2 million.

On August 4, 2015, the Company’s Board of Directors expanded its share repurchase authorization by an incremental $5.2 million, bringing its total current authorization to $6.0 million. Under the new authorization, the Company may repurchase shares in the open market or as otherwise may be determined by the company, subject to market conditions, business opportunities and other factors. The company has no obligation to repurchase shares under this program.  This authorization has no expiration date and may be suspended or terminated at any time.

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

Business overview

We believe Planet Payment is a leading provider of international payment and transaction processing and multi-currency processing services. We provide our services to approximately 103,000 active merchant locations in 23 countries and territories across the Asia Pacific region, the Americas, the Middle East, Africa and Europe, primarily through our acquiring bank and processor customers, as well as through our own direct sales force. Our point-of-sale and e-commerce services help merchants sell more goods and services to consumers and, together with our ATM services, enable our acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels.

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

The following is a table consisting of non-GAAP financial measures and certain other business statistics that management monitors:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
KEY METRICS:
Consolidated gross billings(1)	$33,884,508	$31,637,314	$67,131,157	$63,469,886
Total settled dollar volume processed(2)	$2,406,133,032	$1,660,041,299	$4,433,031,467	$3,360,421,147
Adjusted EBITDA (non-GAAP)(3)	$2,936,845	$2,784,052	$5,731,706	$3,666,266
Capitalized expenditures	$341,520	$466,674	$807,768	$998,279
Total active merchant locations (at period end)(4)	103,049	77,176	103,049	77,176
Total settled transactions processed(5)	41,612,210	27,012,624	86,328,135	51,367,356
Multi-currency processing services key metrics:
Active merchant locations (at period end)(4)	35,398	34,145	35,398	34,145
Settled transactions processed(6)	3,587,580	3,293,739	7,075,396	6,465,430
Gross foreign currency mark-up(7)	$29,262,838	$27,878,255	$58,058,482	$55,974,145
Settled dollar volume processed(8)	$654,266,953	$660,128,540	$1,319,372,365	$1,340,698,984
Average net mark-up percentage on settled dollar volume processed(9)	1.20%	1.14%	1.16%	1.12%
Payment processing services key metrics:
Active merchant locations (at period end)(4)	68,763	44,348	68,763	44,348
Payment processing services revenue(10)	$4,621,670	$3,759,059	$9,072,675	$7,495,741
Settled transactions processed(11)	38,024,630	23,718,885	79,252,739	44,901,926
Settled dollar volume processed(12)	$1,751,866,079	$999,912,759	$3,113,659,102	$2,019,722,163

(1)	Represents gross foreign currency mark-up (see footnote 7) plus payment processing services revenue (see footnote 10).

(2)

Represents total settled dollar volume processed through both our multi-currency and payment processing services. For the three and six months ended June 30, 2014 total settled dollar volume processed was updated from the amounts originally reported of $2,104,436,930 and $4,099,711,638, respectively.

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

(4)

We consider a merchant location to be active as of a date if the merchant completed at least one revenue-generating transaction at the location during the 90-day period ending on such date.  For the three and six months ended June 30, 2014, total active merchant locations was updated from the amount originally reported of 79,811.  In addition, for the three and six months ended June 30, 2014, multi-currency processing and payment processing services active merchant locations were updated from the amounts originally reported of 34,720 and 45,113, respectively.  The total number of active merchant locations exceeds the total number of merchants, as merchants may have multiple locations. As of June 30, 2015 and 2014, there were 1,112 and 1,317 active merchant locations, respectively, included in both multi-currency and payment processing active merchant locations but are not included in total active merchant locations, in order to eliminate counting these locations twice.  For the three and six months ended June 30, 2014, active merchant locations included in both multi-currency and payment processing was updated from the amount originally reported of 22.

(5)

Represents total settled transactions (excluding other transaction types such as authorizations and rate look-ups).  For the three and six months ended June 30, 2014 total settled transactions processed was updated from the amounts originally reported of 26,339,466 and 50,330,376, respectively.  Furthermore, for the three months ended March 31, 2015, total settled transactions processed was updated from the amount originally reported of 45,350,822.

(6)	Represents settled transactions processed using our multi-currency processing services (excluding other transaction types such as authorizations and rate look-ups).

(7)

Represents the gross foreign currency mark-up amount on settled dollar volume processed using our multi-currency processing services. Gross foreign currency mark-up represents multi-currency processing services net revenue plus amounts paid to acquiring banks and their merchants associated with such multi-currency processing transactions. Management believes this metric is relevant because it provides the reader an indication of the gross mark-up derived from multi-currency transactions processed through our platform during a given period.  Refer to the segment disclosure in Note 12 of our condensed consolidated financial statements for information on our net revenue from multi-currency processing services.

(8)

Represents the total settled dollar volume processed using our multi-currency processing services.  For the three months ended March 31, 2015, total settled dollar volume processed was updated from the amount originally reported of $660,276,149.

(9)

Represents the average net foreign currency mark-up percentage earned on settled dollar volume processed using our multi-currency processing services. The average net mark-up percentage on settled dollar volume processed is calculated by taking total multi-currency processing services net revenue ($7.9 million and $7.5 million for the three months ended June 30, 2015 and 2014, respectively, and $15.3 million and $15.0 million for the six months ended June 30, 2015 and 2014, respectively) and dividing by settled dollar volume processed (see footnote 8 above).  For purposes of calculating “Average net mark-up percentage on settled dollar volume processed”, multi-currency processing services revenue includes revenue related to multi-currency transactions only.

(10)	Represents revenue earned and reported on payment processing services.

(11)

Represents settled transactions processed using our payment processing services (excluding other transaction types such as authorizations and rate look-ups). For the three and six months ended June 30, 2014 settled transactions processed using our payment processing services was updated from the originally reported amounts of 23,045,727 and 43,864,946, respectively.  Furthermore, for the three months ended March 31, 2015, settled transactions processed using our payment processing services was updated from the originally reported amount of 41,863,006.

(12)

Represents the total settled dollar volume processed using our payment processing services. For the three and six months ended June 30, 2014 total settled dollar volume processed using our payment processing services was updated from the originally reported amounts of $1,444,308,390 and $2,759,012,654, respectively.  Furthermore, for the three months ended March 31, 2015 total settled dollar volume processed using our payment processing services was updated from the originally reported amount of $1,414,414,701.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net income, our most directly comparable financial measure in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
ADJUSTED EBITDA:
Net income	$1,875,328	$1,509,414	$3,586,954	$730,124
Interest expense	13,830	15,816	28,443	31,986
Interest income	(365)	(288)	(791)	(463)
Provision for income taxes	105,319	199,705	215,732	193,695
Depreciation and amortization	714,605	730,984	1,439,778	1,477,297
Stock-based compensation expense	228,128	274,669	461,590	550,660
Restructuring charges	—	53,752	—	682,967
Adjusted EBITDA (non-GAAP)	$2,936,845	$2,784,052	$5,731,706	$3,666,266

Components of operating results

Sources of revenue

We derive our revenue principally through transaction fees earned under fixed contractual arrangements with customers who use our international payment and multi-currency processing services. We operate the business in two reportable segments:

•

Multi-currency processing services revenue.  Revenue derived from foreign currency transaction fees earned on processing and converting a credit or debit card transaction from one currency into another currency. Foreign currency transaction fees earned under our agreements with our multi-currency processing services customers have traditionally been based on a fixed percentage applied to the net foreign currency margin earned, after deducting any merchant revenue and other contractual costs.  Also included are fees for non-transactional services.

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

Analysis of revenue by segment and geographical region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
APAC	$4,226,769	$4,102,146	$8,263,045	$7,988,153
The Americas	1,750,920	2,079,643	3,244,050	3,290,449
CEMEA	2,084,000	1,943,757	4,236,359	4,285,379
Total multi-currency processing services revenue	8,061,689	8,125,546	15,743,454	15,563,981
Payment processing services revenue	4,621,670	3,759,059	9,072,675	7,495,741
Net revenue	$12,683,359	$11,884,605	$24,816,129	$23,059,722

A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the three months ended June 30, 2015, subsidiaries of Global Payments, Inc. represented 19% of our revenue.  For the six months ended June 30, 2015, subsidiaries of Global Payments, Inc. represented 20% of our revenue and Network International, LLC represented 10% of our revenue.

Operating expenses

Cost of revenue.  Cost of revenue primarily consists of two categories: (1) payment processing services fees, which includes payment processing transactions fees such as sponsorship fees, interchange and card association fees and assessments; and (2) processing and service costs, which include certain expenses related to the multi-currency processing segment, expenses of running our platform infrastructure, including: internet connectivity, hosting and data storage expenses, amortization expense on acquired intangibles and capitalized software development costs, compensation and related benefits and a portion of general overhead expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses consist primarily of compensation and related benefits, facility costs, public company costs and professional service fees for our sales, marketing, customer service, administrative functions, and a portion of general overhead expenses.

Based on the loss recovery model we recorded an insurance reimbursement gain of $0.5 million in selling, general and administrative expenses during the six months ended June 30, 2015. The insurance reimbursement was related to a previous property and casualty loss.

We allocate overhead such as occupancy, telecommunication charges and depreciation expense based on headcount, as we believe this to be the most accurate measure. As a result, a portion of general overhead expenses is reflected in both our cost of revenue and selling, general and administrative expenses.

Restructuring charges.  We recorded restructuring charges in connection with a realignment of our workforce.  These charges primarily include employee severance and benefits.

Other income (expense), net.  Other income (expense), net, primarily consists of non-operating income as well as interest expense related to our capital leases.

Critical accounting policies and estimates

The discussion and analysis of our financial condition and results of our operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP.  GAAP requires us to make certain estimates and judgments that affect the reported amounts and the disclosure in our financial statements.  We base our estimates on historical experience, future trends and other assumptions we believe to be reasonable under the circumstances.  Because these accounting policies require significant judgment, our actual results may differ materially from our estimates.

Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates if unforeseen events occur or should the assumptions used in the estimation process differ from actual results. Management believes there have been no material changes to the critical accounting policies discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of operations

The following tables set forth our condensed consolidated results of operations for the periods presented and as a percentage of our net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
		% of		% of		% of		% of
	$ amount	revenue	$ amount	revenue	$ amount	revenue	$ amount	revenue
Revenue:
APAC	$4,226,769	33.4%	$4,102,146	34.5%	$8,263,045	33.3%	$7,988,153	34.6%
Americas	1,750,920	13.8	2,079,643	17.5	3,244,050	13.1	3,290,449	14.3
CEMEA	2,084,000	16.4	1,943,757	16.4	4,236,359	17.1	4,285,379	18.6
Total multi-currency processing services revenue	8,061,689	63.6	8,125,546	68.4	15,743,454	63.5	15,563,981	67.5
Payment processing services revenue	4,621,670	36.4	3,759,059	31.6	9,072,675	36.5	7,495,741	32.5
Net revenue	12,683,359	100.0	11,884,605	100.0	24,816,129	100.0	23,059,722	100.0
Operating expenses:
Cost of revenue:
Payment processing services fees	2,590,885	20.4	2,374,857	20.0	5,179,089	20.9	4,893,678	21.2
Processing and service costs	3,385,658	26.7	3,245,321	27.3	6,623,598	26.7	6,959,914	30.2
Total cost of revenue	5,976,543	47.1	5,620,178	47.3	11,802,687	47.6	11,853,592	51.4
Selling, general and administrative expenses	4,712,704	37.2	4,502,977	37.9	9,183,104	37.0	9,584,770	41.6
Restructuring charges	—	0.0	53,752	0.5	—	—	682,967	3.0
Total operating expenses	10,689,247	84.3	10,176,907	85.7	20,985,791	84.6	22,121,329	96.0
Income from operations	1,994,112	15.7	1,707,698	14.3	3,830,338	15.4	938,393	4.0
Other (expense) income:
Interest expense	(13,830)	(0.1)	(15,816)	(0.1)	(28,443)	(0.1)	(31,986)	(0.1)
Interest income	365	0.0	288	—	791	0.0	463	—
Other income, net	—	0.0	16,949	0.1	—		16,949	0.1
Total other (expense) income, net	(13,465)	(0.1)	1,421	—	(27,652)	(0.1)	(14,574)	(0.1)
Income from operations before provision for income taxes	1,980,647	15.6	1,709,119	14.3	3,802,686	15.3	923,819	4.0
Provision for income taxes	(105,319)	(0.8)	(199,705)	(1.7)	(215,732)	(0.9)	(193,695)	(0.8)
Net income	$1,875,328	14.8%	$1,509,414	12.6%	$3,586,954	14.4%	$730,124	3.2%

Comparison of the three months ended June 30, 2015 and 2014

Revenue

	Three Months Ended June 30,		Variance
	2015	2014	Amount	Percent
APAC	$4,226,769	$4,102,146	$124,623	3%
Americas	1,750,920	2,079,643	(328,723)	(16)
CEMEA	2,084,000	1,943,757	140,243	7
Total multi-currency processing services revenue	8,061,689	8,125,546	(63,857)	(1)
Payment processing services revenue	4,621,670	3,759,059	862,611	23
Net revenue	$12,683,359	$11,884,605	$798,754	7

Net revenue increased $0.8 million, or 7%, to $12.7 million for the three months ended June  30, 2015 from $11.9 million for the three months ended June  30, 2014.  These changes are described below.

Multi-currency processing services revenue

APAC multi-currency processing services revenue.    APAC multi-currency processing services revenue increased $0.1 million, or 3%, to $4.2 million for the three months ended June  30, 2015 from $4.1 million for the three months ended June  30, 2014. The increase in APAC multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three Months Ended June 30,			Variance
	2015	2014		Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	14,311	13,841	*	470	3%
APAC multi-currency processing settled transactions processed	1,563,578	1,522,563		41,015	3
APAC multi-currency processing gross foreign currency mark-up	$16,218,168	$15,839,106		$379,062	2
APAC multi-currency processing settled dollar volume processed	$370,387,351	$370,509,543		$(122,192)	0
APAC average net mark-up % on settled dollar volume processed	1.14%	1.11%		0.03%	3

The 3% increase in our average net mark-up percentage on settled dollar volume processed resulted in a $0.1 million increase to revenue. The increase in average net mark-up percentage on settled dollar volume processed was primarily due to customer and pricing mix.

(*) For the three months ended June 30, 2014, APAC multi-currency processing active merchant locations was updated from the amount originally reported of 12,865.

Americas multi-currency processing services revenue.    Americas multi-currency processing services revenue decreased $0.3 million, or 16%, to $1.8 million for the three months ended June  30, 2015 from $2.1 million for the three months ended June  30, 2014.  The decrease in Americas multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three Months Ended June 30,				Variance
	2015		2014		Amount	Percent
The Americas multi-currency processing active merchant locations (at period end)	9,674		12,555	*	(2,881)	(23)%
The Americas multi-currency processing settled transactions processed	773,757		687,553		86,204	13
The Americas multi-currency processing gross foreign currency mark- up	$3,672,809		$3,819,111		$(146,302)	(4)
The Americas multi-currency processing settled dollar volume processed	$83,467,338		$84,192,991		$(725,653)	(1)
The Americas average net mark-up % on settled dollar volume processed	1.88	%**	1.78	%**	0.10%	6

The 16% decrease in Americas multi-currency processing revenue is primarily due to a decrease in revenues earned on non-transactional services of $0.4 million.  This decrease was partially offset by a 6% increase in average net mark-up percentage on settled dollar volume processed, which resulted in a $0.1 million increase to revenue.  The primary reason for the increase in average net mark-up percentage on settled dollar volume processed is due to customer and product mix.

(*)For the three months ended June 30, 2014, The Americas multi-currency processing active merchant locations was updated from the amount originally reported of 11,663.

(**)For purposes of calculating “Average net mark-up percentage on settled dollar volume processed”, multi-currency processing services revenue includes revenue related to multi-currency transactions only.

CEMEA multi-currency processing services revenue. CEMEA multi-currency processing services revenue increased $0.1 million, or 7%, to $2.1 million for the three months ended June  30, 2015 from $2.0 million for the three months ended June  30, 2014.  The increase in CEMEA multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three Months Ended June 30,			Variance
	2015	2014		Amount	Percent
CEMEA multi-currency processing active merchant locations (at period end)	11,413	7,749	*	3,664	47%
CEMEA multi-currency processing settled transactions processed	1,250,245	1,083,623		166,622	15
CEMEA multi-currency processing gross foreign currency mark-up	$9,371,861	$8,220,038		$1,151,823	14
CEMEA multi-currency processing settled dollar volume processed	$200,412,264	$205,426,006		$(5,013,742)	(2)
CEMEA average net mark-up % on settled dollar volume processed	1.04%	0.95%		0.09%	9

The 9% increase in average net mark-up percentage on settled dollar volume processed resulted in a $0.1 million increase to revenue.  This increase is primarily a result of customer and pricing mix.

(*) For the three months ended June 30, 2014, CEMEA multi-currency processing active merchant locations was updated from the amount originally reported of 10,192.

Payment processing services revenue

Payment processing services revenue is primarily earned from transaction processing services for customers in the Americas.  Payment processing services revenue increased $0.9 million, or 23%, to $4.6 million for the three months ended June  30, 2015 from $3.7 million for the three months ended June  30, 2014.  The increase was primarily due to professional service fees along with transaction processing fees, arising from the roll-out of new payment processing customers.

Cost of revenue

	Three Months Ended June 30,		Variance
	2015	2014	Amount	Percent
Payment processing services fees	$2,590,885	$2,374,857	$216,028	9%
Processing and service costs	3,385,658	3,245,321	140,337	4
Total cost of revenue	$5,976,543	$5,620,178	$356,365	6

Payment processing service fees

The increase in payment processing service fees of $0.2 million, or 9%, to $2.6 million for the three months ended June  30, 2015 from $2.4 million for the three months ended June  30, 2014 is a direct result of the mix of business within the payment processing service revenue.

Processing and service costs

The increase in processing and service costs of $0.1 million, or 4%, to $3.4 million for the three months ended June 30, 2015 from $3.3 million for the three months ended June 30, 2014.  The increase was primarily due to a $0.2 million increase in multi-currency referral commissions earned by third party agents offset by a $0.1 million decrease in salaries and related benefits.

Selling, general and administrative expenses:

	Three Months Ended June 30,		Variance
	2015	2014	Amount	Percent
Selling, general and administrative expenses	$4,712,704	$4,502,977	$209,727	5%

Selling, general and administrative expenses increased $0.2 million, or 5%, to $4.7 million for the three months ended June  30, 2015 from $4.5 million for the three months ended June  30, 2014.  The increase in selling, general and administrative expenses was primarily due to an increase of $0.3 million in salary compensation.  This increase was partially offset by a $0.1 million decrease in general and administrative expenses.

Restructuring charges

The Company recorded $0.1 million of restructuring charges in connection with a realignment of its workforce during the three months ended June 30, 2014.  These charges primarily include employee severance and benefits.

Comparison of the six months ended June 30, 2015 and 2014

Revenue

	Six months ended June 30,		Variance
	2015	2014	Amount	Percent
APAC	$8,263,045	$7,988,153	$274,892	3%
Americas	3,244,050	3,290,449	(46,399)	(1)
CEMEA	4,236,359	4,285,379	(49,020)	(1)
Total multi-currency processing services revenue	15,743,454	15,563,981	179,473	1
Payment processing services revenue	9,072,675	7,495,741	1,576,934	21
Net revenue	$24,816,129	$23,059,722	$1,756,407	8

Net revenue increased $1.7 million, or 8%, to $24.8 million for the six months ended June  30, 2015 from $23.1 million for the six months ended June  30, 2014.  These changes are described below.

Multi-currency processing services revenue

APAC multi-currency processing services revenue.    APAC multi-currency processing services revenue increased $0.3 million, or 3%, to $8.3 million for the six months ended June  30, 2015 from $8.0 million for the six months ended June  30, 2014. The increase in APAC multi-currency processing services revenue was driven by changes in the following key business metrics:

	Six months ended June 30,		Variance
	2015	2014	Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	14,311	13,841	470	3%
APAC multi-currency processing settled transactions processed	3,028,357	2,959,251	69,106	2
APAC multi-currency processing gross foreign currency mark-up	$32,059,181	$31,217,436	$841,745	3
APAC multi-currency processing settled dollar volume processed	$725,898,572	$729,702,934	$(3,804,362)	(1)
APAC average net mark-up % on settled dollar volume processed	1.14%	1.09%	0.05%	5

The 5% increase in our average net mark-up on settled dollar volume processed resulted in a $0.3 million increase to revenue. This increase is primarily a result of customer and pricing mix.

Americas multi-currency processing services revenue.    Americas multi-currency processing services revenue decreased $0.1 million, or 1%, to $3.2 million for the six months ended June  30, 2015 from $3.3 million for the six months ended June  30, 2014.  The decrease in Americas multi-currency processing services revenue was driven by changes in the following key business metrics:

	Six months ended June 30,				Variance
	2015		2014		Amount	Percent
The Americas multi-currency processing active merchant locations (at period end)	9,674		12,555		(2,881)	(23)%
The Americas multi-currency processing settled transactions processed	1,418,655		1,242,484		176,171	14
The Americas multi-currency processing gross foreign currency mark- up	$6,651,207		$6,483,543		$167,664	3
The Americas multi-currency processing settled dollar volume processed	$149,535,417		$154,150,474		$(4,615,057)	(3)
The Americas average net mark-up % on settled dollar volume processed	1.91	%*	1.76	%*	0.15%	9

The 1% decrease in Americas multi-currency processing revenue is primarily a result of a decrease in revenues earned on non-transactional services of $0.2 million as well as a 3% decrease in settled dollar volume processed which resulted in a decrease to revenue of $0.1 million.  This decrease is offset by a 9% increase in average net mark-up percentage on settled dollar volume processed which resulted in an increase to revenue of $0.2 million.

(*)For purposes of calculating “Average net mark-up percentage on settled dollar volume processed”, multi-currency processing services revenue includes revenue related to multi-currency transactions only.

CEMEA multi-currency processing services revenue. CEMEA multi-currency processing services revenue decreased $0.1 million, or 1%, to $4.2 million for the six months ended June  30, 2015 from $4.3 million for the six months ended June  30, 2014.  The decrease in CEMEA multi-currency processing services revenue was driven by changes in the following key business metrics:

	Six months ended June 30,		Variance
	2015	2014	Amount	Percent
CEMEA multi-currency processing active merchant locations (at period end)	11,413	7,749	3,664	47%
CEMEA multi-currency processing settled transactions processed	2,628,384	2,263,695	364,689	16
CEMEA multi-currency processing gross foreign currency mark-up	$19,348,094	$18,273,166	$1,074,928	6
CEMEA multi-currency processing settled dollar volume processed	$443,938,376	$456,845,576	$(12,907,200)	(3)
CEMEA average net mark-up % on settled dollar volume processed	0.95%	0.94%	0.01%	1

The 3% decrease in settled dollar volume processed resulted in a $0.1 million decrease to revenue.  This decrease is primarily a result of customer and pricing mix.

Payment processing services revenue

Payment processing services revenue is primarily earned from transaction processing services for customers in the Americas.  Payment processing services revenue increased $1.6 million, or 21%, to $9.1 million for the six months ended June  30, 2015 from $7.5 million for the six months ended June  30, 2014.  The increase was primarily due to professional service fees along with transaction processing fees, arising from the roll-out of new payment processing customers.

Cost of revenue

	Six months ended June 30,		Variance
	2015	2014	Amount	Percent
Payment processing services fees	$5,179,089	$4,893,678	$285,411	6%
Processing and service costs	6,623,598	6,959,914	(336,316)	(5)
Total cost of revenue	$11,802,687	$11,853,592	$(50,905)	(0)

Payment processing service fees

The increase in payment processing service fees of $0.3 million, or 6%, to $5.2 million for the six months ended June  30, 2015 from $4.9 million for the six months ended June  30, 2014 is a direct result of the mix of business within the payment processing service revenue.

Processing and service costs

The decrease in processing and service costs of $0.3 million, or 5%, to $6.6 million for the six months ended June  30, 2015 from $6.9 million for the six months ended June  30, 2014 was primarily the result of a decrease of $0.5 million in salary compensation.  This decrease is partially offset by a $0.2 million increase in multi-currency referral commission earned by third party agents for new multi-currency customers.

Selling, general and administrative expenses

	Six months ended June 30,		Variance
	2015	2014	Amount	Percent
Selling, general and administrative expenses	$9,183,104	$9,584,770	$(401,666)	(4)%

Selling, general and administrative expenses decreased $0.4 million, or 4%, to $9.2 million for the six months ended June  30, 2015 from $9.6 million for the six months ended June  30, 2014.  The decrease in selling, general and administrative expenses was primarily due to a gain related to an insurance reimbursement of $0.5 million as well as a decrease in public company costs of $0.1 million.  These decreases were offset by a $0.2 million increase in professional fees.

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

In October 2014, the Company announced that its Board of Directors authorized the repurchase of up to $6.0 million of the Company’s outstanding shares of common stock.  The shares may be purchased from time to time during a period ending on December 31, 2015.  The timing, price and quantity of purchases are at the discretion of the Company and the program may be discontinued or suspended at any time.  As of June 30, 2015, the Company repurchased approximately 1.4 million shares of common stock for an aggregate price of $2.5 million.  From July 1, 2015 to July 31, 2015, the Company repurchased approximately 1.2 million shares of common stock for an aggregate price of $2.7 million. Total amount of common stock repurchased under the program through July 31, 2015 was 2.6 million shares for an aggregate price of $5.2 million.

On August 4, 2015, the Company’s Board of Directors expanded its share repurchase authorization by an incremental $5.2 million, bringing its total current authorization to $6.0 million. Under the new authorization, the Company may repurchase shares in the open market or as otherwise may be determined by the company, subject to market conditions, business opportunities and other factors. The company has no obligation to repurchase shares under this program.  This authorization has no expiration date and may be suspended or terminated at any time.

On June 10, 2015, the Company entered into a $10.0 million secured revolving credit facility (the “Credit Facility”) with Citizens Bank, N.A. (“Citizens”) pursuant to a Credit and Security Agreement by and among the Company, certain affiliates thereof as borrowers or guarantors, and Citizens (the “Credit Agreement”).  The line of credit under the Credit Agreement is secured by substantially all of the Company’s personal property, including the Company’s intellectual property and that of its subsidiaries that are borrowers or guarantors.  The interest rate applicable to committed borrowings is tied to LIBOR plus a margin of 2.5%.  The Credit Agreement also provides for a letter of credit sub-facility of up to $2.0 million. The Credit Agreement contains customary affirmative and negative covenants, including, among others, financial covenants based on the Company’s leverage and fixed charge coverage ratios, as well as an obligation to maintain a minimum availability requirement of at least $5.0 million in the aggregate of cash and availability under the line of credit.  The Credit Facility will provide funds for general corporate purposes and repurchases of issued and outstanding capital stock of the Company.  The Credit Facility matures on June 10, 2020 and is payable in full upon maturity.  As of June 30, 2015, the Company was in compliance with all financial covenants contained in the Credit Agreement and no amounts were outstanding.

Sources of liquidity

As of June  30, 2015, we had approximately $13.5 million in cash and cash equivalents of which we had $6.4 million in cash held by foreign subsidiaries. Currently, if we were to repatriate cash held by our foreign subsidiaries, to the extent that such repatriation was a taxable event, we could utilize a portion of our $67.2 million net operating loss carryforward to offset the tax obligation, so that no U.S. tax liability would arise. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Capital expenditures

Our capital expenditures related to property and equipment, software development costs, and intangible assets were $0.8 million in the first six months of 2015.  The 2015 capital expenditures were primarily attributable to our investment in the business primarily through capital expenditures for network infrastructure and investments in software development and equipment.

Cash flows

	Six Months Ended June 30,
	2015	2014
Cash provided by operating activities	$6,500,574	$1,260,007
Cash used in investing activities	(895,775)	(1,007,844)
Cash (used in) provided by financing activities	(1,911,430)	511,946

Operating activities

Cash provided by operating activities during the six months ended June 30, 2015 was $6.5 million, comprising $5.0 million of cash generated by operations and a net increase in our operating assets and liabilities of $1.5 million. This net increase in our operating assets and liabilities of $1.5 million primarily consisted of a $1.5 million decrease in receivables, prepaid expenses and other assets coupled with a  $0.2 million increase in accounts payable and accrued expenses and a $0.2 million increase in due to merchants.  These increases were partially offset by a $0.2 million increase in security deposits and other assets and a $0.2 million increase in settlement assets. Cash generated by operations of $5.0 million was inclusive of net income of $3.6 million and total non-cash charges of $1.4 million. Significant non-cash adjustments to net income primarily include depreciation and amortization expense of $1.4 million and stock option expense of $0.5 million which is offset by a gain on insurance proceeds of $0.5 million.

Cash provided by operating activities during the six months ended June 30, 2014 was $1.3 million, comprising $2.8 million of cash generated by operations and a net decrease in our operating assets and liabilities of $1.5 million.  This net decrease in our operating assets and liabilities of $1.5 million primarily consisted of a $1.3 million decrease in due to merchants, a $1.3 million decrease in accounts payable and accrued expenses and a $0.2 million increase in security deposits and other assets.  These decreases were partially offset by a $1.3 million decrease in settlement assets.  Cash generated by operations of $2.8 million was inclusive of net income of $0.7 million and total non-cash charges of $2.1 million.  Significant non-cash adjustments to net income primarily include depreciation and amortization expense of $1.5 million and stock option expense of $0.6 million.

Investing activities

Cash used in investing activities for the six months ended June 30, 2015 was $0.9 million, which was attributable to a $0.6 million investment in software development, a $0.2 million purchase of property and equipment and a $0.1 million increase in merchant reserves.

Cash used in investing activities for the six months ended June 30, 2014 was $1.0 million, which was attributable to a $2.2 million increase in restricted cash and a $0.9 million investment in the business through capital expenditures for network infrastructure and investments in software development.  These decreases were partially offset by an increase in merchant reserves of $2.1 million.

Financing activities

Cash used in financing activities for the six months ended June 30, 2015 was $1.9 million, comprised of $1.6 million of treasury stock repurchases and $0.3 million in payments for capital lease obligations.

Cash provided by financing activities for the six months ended June 30, 2014 was $0.5 million, comprised of $0.8 million in proceeds from option exercises offset by $0.3 million in capital lease payments.

Contractual obligations and commitments

As of June 30, 2015, there were no material changes in our contractual obligations and commitments as disclosed in our financial statements for the year ended December 31, 2014 except for the following agreements:

•	Service agreement with Global Payments Direct, Inc. entered into in May 2015, and

•	Credit and Security Agreement with Citizens Bank, N.A. entered into in June 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We had cash and cash equivalents totaling $13.5 million and $9.8 million as of June  30, 2015 and December 31, 2014, respectively.  The cash and cash equivalents are held for working capital purposes. We did not have any derivative financial instruments as of June  30, 2015 and December 31, 2014. We are not exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates given the historic low levels of interest being earned on the short-term fixed-rate cash operating accounts.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

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

Risks related to our business and industry

We have a history of losses and may not maintain profitability in the future.

For the six months ended June  30, 2015 and the year ended December 31, 2014, we had net income of $3.6 million and $3.2 million, respectively.  Previously, we had incurred losses since our inception, except in 2014, 2013 and 2011.  As a result, we had an accumulated deficit of $75.1 million as of June  30, 2015.

Our ability to increase profitability in the future will primarily depend on our ability to continue to increase our revenue, which is subject to a number of factors including our ability to continue to increase multi-currency processing revenue, increase new merchant deployments in the regions in which we currently operate, and add new acquiring banks, processor, and card association customers in new geographies. Our revenue is also impacted by factors beyond our control such as global economic and political conditions, particularly those affecting cross-border travel and commerce, such as the continuing uncertainty in global economic conditions. Our ability to achieve profitability in the future also depends on our expense levels, including our selling, general and administrative expenses, and other expenses related to improvements in our technology, launches of new services, and our expansion into new geographic and vertical markets. In addition, our fees, interchange and assessments may also be influenced by increased competition and changes in card association rules and governmental regulations. Our efforts to grow our business may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to grow our revenue, manage our expenses and maintain or improve our gross profit margin, we may not maintain profitability in the future.

If the card associations do not allow our services to be offered, either generally or in certain geographies, then we cannot sell our services to acquiring banks, processors and merchants in those geographies and our ability to grow our business would likely be harmed.

Our services require us to interconnect with the Visa, MasterCard, American Express, JCB and UnionPay card associations, and if these card associations do not allow acquiring banks and processors to offer certain services, either generally or in certain geographies, then we cannot sell our services to acquiring banks, processors and merchants, either generally or in those geographies. For example, in April 2010, Visa announced a moratorium on all new acquiring banks and merchants offering dynamic currency conversion, or DCC, services, such as our Pay In Your Currency service, and studied the impact of DCC on Visa cardholders and the Visa brand. In October 2010, Visa lifted the moratorium and established certain rule changes that removed a prior prohibition on offering DCC services in certain regions, namely Central Europe, the Middle East, Africa, Latin America and the Caribbean. Prior to the lifting of this moratorium we were unable to provide DCC services in those regions to potential customers. If the card associations do not allow the offering of certain services, either generally or in certain geographies, then we will not be able to sell our services to potential customers generally or in those geographies and our ability to grow our business and sustain profitability would likely be materially adversely effected.

We are required to be registered with Visa and MasterCard in order to provide our services, and we rely on the sponsorship of our acquiring bank customers for this registration.

Our services require us to interconnect with the Visa and MasterCard card associations, and to therefore be registered with those card associations. Since we are not a bank, Visa and MasterCard operating regulations require us to be sponsored by an acquiring bank in order to process payment card transactions. We are currently registered with Visa and MasterCard through the sponsorship of acquiring banks that are members of the card associations and a significant majority of our revenue is from transactions processed using Visa and MasterCard payment cards. If these sponsorships are terminated and we are unable to secure another bank sponsor, we will not be able to process payment card transactions. By registering with card associations, we are subject to card association rules that could subject us or our customers to fines or penalties that may be levied by the card associations for certain acts or omissions. If we or our acquiring bank sponsors fail to comply with the applicable requirements of the card associations, the card associations could fine us, suspend us or terminate our registration. The termination or suspension of our registration could require us to stop providing payment processing services, which would cause a material adverse effect on our business, financial condition and results of operations.

A limited number of our customers are responsible for a significant portion of our revenue and a decrease in revenue from these customers could have a material adverse effect on our operating results and cash flow.

A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the year ended December 31, 2014 and the six months ended June  30, 2015, subsidiaries of Global Payments Inc. represented 21% and 20%, respectively, of our revenue, and Network International, LLC represented 9% and 10%, respectively, of our revenue. Our contractual arrangements with these customers do not obligate them to offer our services and may not dictate the timing of implementation. Additionally, if these customers lose merchants or if their merchants do not use our services, then our revenue will decrease.

We expect that a limited number of customers will continue to account for a significant portion of our revenue in future periods. If we do not adequately perform under, or successfully renew or renegotiate, our agreements with these or other customers, our business will suffer. Our acquiring bank and processor customers typically enter into agreements with three or five year terms and upon the termination of that initial contractual term, customers have the opportunity to consider other providers or renegotiate the terms of the contract. The loss of our contracts with existing customers, our failure to renegotiate contracts with existing customers on terms as favorable as in the past, or a significant decline in the number of transactions we process for them could materially adversely affect our business, financial condition and results of operations.

Adverse changes in political and economic policies of the Chinese government could impede the overall economic growth of China, which could reduce the demand for our services and solutions and damage our business.

We conduct significant operations, including through an indirect subsidiary and a branch office, and generate a significant portion of our revenue in China, as well as Hong Kong and Macau, which are special administrative regions of China.

Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

•	a higher level of government involvement;

•	an early stage of development of the market-oriented sector of the economy;

•	rapid fluctuation, both upward and downward, in growth and the overall economy;

•	a higher level of control over foreign exchange; and

•	the control over the allocation of resources.

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

Any adverse change in economic conditions or government policies in China would likely have a material adverse effect on the overall economic growth in China, which in turn would lead to a reduction in demand for our services and solutions and consequently materially adversely affect our business, financial condition and results of operations.  For example, in June 2015, the Chinese economy experienced a stock market crash in which ‘A-shares’ on the Shanghai Stock Exchange lost approximately one-third of their value.

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

Any security and privacy breaches in our systems may damage client relations and our reputation, and expose us to liability.

We electronically collect and store sensitive personal information about consumers, such as credit card numbers. We process that data and deliver our products and services by using computer systems and telecommunications networks operated both by us and third party service providers. The confidentiality of the consumer information that resides on our systems is critical to our business. Although we believe the security around our systems is sufficient to prevent unauthorized access and protect the data security and integrity of our systems, we cannot be certain that our measures will be successful and sufficient to counter all current and emerging technology threats designed to breach our systems and/or gain unauthorized access to confidential information; or otherwise address the security and privacy concerns of existing and potential customers.  If we are unable to protect, or our customers perceive that we are unable to protect, the security and privacy of our electronic transactions and the associated confidential information of consumers:

•	our clients may lose confidence in our services;

•	our reputation may be harmed;

•	we may be exposed to unbudgeted or uninsured financial liability;

•	it may become more difficult for us to register with card associations;

•	we may be subject to increased regulatory scrutiny; and

•	our expenses may increase as a result of potential remediation costs.

While we believe we use proven applications and processes designed for data security and integrity to process electronic transactions, there can be no assurance that our use of these applications and processes will be sufficient to counter all current and emerging technology threats designed to breach our systems or otherwise gain unauthorized access to confidential client information or our intellectual property, or address the security and privacy concerns of existing and potential customers.  Any failures in our security and privacy measures could materially adversely affect our business, financial condition and results of operations.

Any new laws, regulations, card association rules or other industry standards affecting our business, or any changes made to them, in any of the geographic regions in which we operate, may require significant development efforts or have an unfavorable impact on our financial results.

We are subject to regulations that affect the electronic payments industry in the countries and territories in which we operate. Regulation and proposed regulation of the payments industry has increased significantly in recent years. Failure to comply with regulations may result in the suspension or revocation of a license or registration, the limitation, suspension or termination of service, and the imposition of civil and criminal penalties, including fines, which could have a material adverse effect on our financial condition. For example, we are subject to:

•	the card association rules of Visa, MasterCard, Discover, American Express, JCB, UnionPay and rules of other payment networks;

•	applicable privacy and information security regulations in the regions where we operate and of the card associations;

•	banking and financial regulations or monetary authority rules in the jurisdictions in which we operate; and

•	governmental regulation of the payments, payment processing and financial services industries.

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

Interchange fees, which are typically paid by the acquiring bank to the card issuing bank in connection with transactions, are subject to increasingly intense legal, regulatory, and legislative scrutiny worldwide. For instance, in the United States, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires the Board of Governors of the Federal Reserve System to regulate the fees charged or received by card issuing banks for processing point-of-sale debit card transactions. Rules limiting point-of-sale debit card interchange fees and restricting routing rules and network exclusivity became effective in 2011, although a number of the rules regulating the limit on debit card interchange fees were struck down in 2013 by a U.S. Federal Court. Certain of our customers or potential customers may experience difficulty complying with any new regulations and as a result, reduce or eliminate purchases of services such as ours. In addition, regulatory actions that impact our industry, even if not directed at us, may require significant efforts and costs to change our services and may require changes to how we price our services to customers. We cannot predict the impact of any of these changes on our operations and financial condition.

Although we are registered with the card associations and other payment networks as a third party processor and an independent sales organization (“ISO”), we do not actively participate in their affairs by, for example, participating in the development of operating rules and procedures. The card associations could adopt new operating rules or interpretations of the existing rules that could be damaging to our competitive position because, for example, compliance might be difficult for us or our customers, but not for other participants.

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

Our success and future growth depend on the skills, working relationships and continued services of our management team and other key personnel. The loss of any of member of our senior management team could adversely affect our business.    In particular, we are dependent on the performance and continued service of our Chief Executive Officer, Carl J. Williams, who has contributed significantly to the Company’s success and achievement of profitability in the last two fiscal years.

All of our employees in the United States work for us on an at-will basis, which means they may terminate their employment relationship with us at any time. We do not maintain key-person life insurance on any of our employees.

Our future success will also depend on our ability to attract, retain and motivate highly skilled personnel who have experience with our operations, the rapidly changing transaction processing industry, and the selected markets in which we offer our services. Competition for these types of personnel is intense, particularly in the New York metropolitan area, where our headquarters are located. Additionally, we have significant operations abroad, including developing countries, and attracting highly skilled personnel with the necessary experience in these locations may be difficult.

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

When a consumer uses our Pay In Your Currency processing service, they pay a fee that is included in the exchange rate used for each Pay In Your Currency transaction. While Visa and MasterCard rules permit merchants and other third parties to charge these fees, if these card associations change their policies in permitting merchants and other third parties to charge these fees, otherwise restrict the ability to do so or if the card associations increase the additional fees for providing such service, as they have done from time to time in the past, our business, financial condition and results of operations could be adversely affected.

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

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention. Historically, a significant majority of our revenue has been generated from international customers, including international customers of North American merchants. For example, in 2014, we generated 69% of our revenue internationally and 31% in the United States and for the six months ended June  30, 2015, we generated 63% of our revenue internationally and 37% in the United States.  International revenue and operations may be subject to risks such as:

•	difficulties in staffing and managing foreign operations;

•	burdens of complying with a wide variety of often-changing laws, regulations and standards;

•	controls on or obstacles to the repatriation of earnings and cash;

•	currency exchange rate fluctuations;

•	different tax burdens;

•	preference for local vendors;

•	trade restrictions;

•	changes in tariffs;

•	the imposition of government controls;

•	nationalization or seizure by banking regulators of our customers;

•	political instability;

•	exposure to a business culture in which improper sales practices may be prevalent; and

•	terrorist activities.

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

International expansion and market acceptance depend on our ability to modify our business approach and technology to take into account such factors as differing customer business models, services requirements and needs, the applicable regulatory and business environment, labor costs and other economic conditions. There can be no assurance that these factors will not have an adverse effect on our future international revenue and, consequently, on our overall business, financial condition and results of operations.

Additionally, we are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other laws in the United States and elsewhere that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. We have operations in and deal with countries known to experience corruption. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, contractors or customers that could be in violation of various laws, including the FCPA, even though these parties are not always subject to our control. We have implemented safeguards to discourage these practices by our employees, consultants and customers. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, contractors or customers may engage in conduct for which we might be held responsible. Violations of the FCPA or similar laws may result in severe criminal or civil sanctions and we may be subject to other liabilities, which could materially adversely affect our business, financial condition and results of operations.

We derive a significant percentage of our net revenue from a limited number of countries and territories, and any natural disasters or other adverse changes could harm our business.

A significant portion of our net revenue is derived from certain countries and territories. For the year ended December 31, 2014, we derived 31%, 16%, 16%, 6%, 5% and 5% of our net revenue from the United States, Hong Kong, the United Arab Emirates, Latin America, China and Canada, respectively, and for the six months ended June  30, 2015, we derived 37%, 17%, 15% and 5%, of our net revenue from the United States, the United Arab Emirates, Hong Kong and China, respectively. We expect that a limited number of countries and territories will continue to account for a significant portion of our net revenue in future periods. If any of these countries or territories are affected by acts of terrorism, political unrest, natural disasters, the effects of climate change, outbreaks of diseases or other significant adverse changes, cross-border travel to these countries and territories could decline, which could adversely affect our business, financial condition and results of operations.

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

Additionally, because we are domiciled in the United States, a negative perception of the United States arising from its political or other positions could harm the perception of our company and our brand. Any of these factors could materially adversely affect our business, financial condition and results of operations.

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

We currently serve our customers out of eight synchronized processing centers linked by a global telecommunications network. Our primary data centers are located in Elmsford, New York, and New Castle, Delaware, but we also host facilities in Bermuda, Dublin, Shanghai and Macau and host two facilities in Hong Kong, through co-location arrangements. We depend on the efficient and uninterrupted operation of our computer network systems, software, telecommunications networks, and processing centers, as well as the systems and services of third parties.

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

Our industry is characterized by new and rapidly evolving technologies, developing industry standards and legal regulations and customer requirements and preferences. Recent technological developments include smart cards as well as money transfer, mobile commerce and radio frequency and proximity payment devices, such as contactless cards. Accordingly, our operating results depend upon, among other things, our ability to anticipate and respond to these industry and customer changes in order to remain competitive. The process of developing new technologies and services and solutions is complex, and carries the risks associated with any research and development effort, including cost overruns, delays in delivery and performance problems.

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

Currently, there is a high level of concentration in the international payment processing industry, with a few large processors providing payment card processing services to acquiring banks on a multi-national and multi-regional basis. International processors with whom we compete include:

•	First Data Corporation, with its OmniPay Limited subsidiary operating a multi-currency platform;
•	Elavon, Inc., a wholly owned subsidiary of U.S. Bancorp, that operates in The Americas and Europe;
•	WorldPay (UK) Limited, that also primarily services the Americas and Europe and which in 2014 acquired Cobre Bem Tecnologia, a leading provider of payment solutions in Latin America.

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

The multi-currency payment service industry is largely segmented among large, international processors, which provide multi-currency processing services as part of their broader international payment processing service, including those referenced above, and smaller companies who work on a regional or local basis to provide DCC or multi-currency processing services on behalf of acquiring banks or merchants. Specialized DCC providers include:

•	FEXCO Holdings
•	Travelex Holdings Limited

•	Global Blue; Monex Financial Services Limited
•	Euronet Worldwide
•	Pure Commerce Pty Ltd.
•	Continuum Commerce Ltd.

In the global e-commerce payment space, our Shop In Your Currency service and iPAY Gateway, or iPAY, compete with several international online payment service providers, including:

•	CyberSource Corporation, a subsidiary of Visa
•	MasterCard International Gateway Services, or MIGS
•	PayPal, Inc.
•	Borderfree, Inc.
•	GlobalCollect
•	WorldPay (UK) Limited
•	Payvision

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

approximately 17,000 active merchant locations in 16 countries and territories as of December 31, 2010, approximately 88,000 active merchant locations in 23 countries and territories as of December 31, 2014 and approximately 103,000 active merchant locations in 23 countries and territories as of June  30, 2015.  The total number of active merchant locations for the year ended December 31, 2014 was updated from the originally reported amount of 93,000. Our growth strategy contemplates further increasing the number of our customers and active merchant locations however, the rate at which we have been able to establish relationships with our customers and active merchant locations in the past may not be indicative of the rate at which we will be able to do so in the future.

Our success will depend in part upon the ability of our management team to manage growth effectively. Our ability to grow also depends upon our ability to successfully hire, train, supervise, and manage new employees, obtain financing for our capital needs, expand our systems effectively, control increasing costs, allocate our human resources optimally, enhance and improve our operational functions and our finance and accounting functions, and manage the pressures on our management and administrative, operational and financial infrastructure. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we continue to expand our operations or that we will be able to manage growth effectively or achieve further growth at all. If our business does not continue to grow or if we fail to effectively manage any future growth, our business, financial condition and results of operations could be adversely affected.

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

•

seasonality in the use of our services, as our revenue has historically been seasonal with the second and third fiscal quarters of our year traditionally having less revenue compared to the first and fourth fiscal quarters;

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

As a result, we believe that quarter-to-quarter comparisons of operating results are not necessarily a good indication of what our future performance will be. It is likely that in some future quarters, our operating results may be below the expectations of securities analysts or investors, in which case the price of shares of our common stock may decline in any one fiscal quarter or from quarter to quarter.

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

We have potential liability for fraudulent bankcard transactions or credits initiated by merchants or others where we are acting as the acquiring bank by virtue of our status as an ISO or under our acquiring agreements with American Express, Discover, JCB and UnionPay. Examples of merchant fraud include when a merchant processes fraudulent debit transactions or credits an accomplice’s payment card for transactions that did not occur or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeit and fraud. While we have systems and procedures designed to detect and reduce the impact of fraud, we cannot ensure the effectiveness of these measures. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud would increase our chargeback or other liability. Additionally, if a merchant fails to comply with the applicable requirements of the card associations, including for example where a merchant is a victim of fraud or its data is compromised due to a failure to comply with PCI or card association data security standards, it could be subject to a variety of fines or penalties that may be levied by the card associations. If we cannot collect such amounts from the applicable merchant, we could end up bearing such fines or penalties. Although only a small part of our revenue is derived from direct contractual relationships with merchants, increases in chargebacks or other liability could adversely affect our business, financial condition and results of operations.

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

Our business may suffer if it is alleged or found that our services infringe upon the intellectual property rights of others.

The operation of our business may subject us to claims of infringement or misappropriation of third party intellectual property. Responding to such claims, regardless of their merit, can be time consuming and costly to defend in litigation.  Such claims can also divert management’s attention and resources, damage our reputation and brand, and cause us to incur significant expenses. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations. Further, claims of intellectual property infringement might require us to redesign or replace affected services, delay affected service offerings, enter into costly settlement or license agreements or pay costly damage awards or face a temporary or permanent injunction prohibiting us from marketing, selling or distributing the affected services. If we cannot or do not license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and earnings could be adversely impacted. Additionally, our customers may not purchase our services if they are concerned that our services infringe third party intellectual property rights. This could reduce the market opportunity for the sale of our services and solutions.

For example, a competitor holds a patent for a particular method of performing DCC in several countries and territories including Canada, India, Malaysia, Mexico, Singapore and Taiwan, which could obstruct or impair us from doing business in those jurisdictions. Other parties, including other competitors, have filed patent applications or obtained patents with respect to various aspects of DCC in the United States and abroad. We closely monitor these applications and the actions of other parties who hold patents relating to DCC. Our ability to do business in particular jurisdictions may be severely impaired in the event that a third party successfully argues that any of our services, including Pay In Your Currency, infringe a patent held by such third party. Any pre-emptive legal action or legal action to defend against a lawsuit may not be successful, and could result in substantial legal fees.

Further, we are contractually obligated to indemnify certain customers or other third parties that use our services for losses suffered or incurred in the event our services are alleged to infringe a third party’s intellectual property rights. The term of these indemnity provisions is generally perpetual after execution of the customer agreement subject to the statute of limitations.

The occurrence of any of these events may materially adversely affect our business, financial condition and results of operations.

The success of our business depends on our ability to protect and enforce our intellectual property rights.

We rely on a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, to the extent available, may be very difficult to enforce;  therefore, in certain jurisdictions, we may be unable to protect our proprietary technology adequately against unauthorized third party copying, infringement or use, which could adversely affect our competitive position.

As of June 30, 2015, we had issued patents in the United States, Australia, India, Indonesia, New Zealand, the Philippines, Singapore, South Africa, Sri Lanka, Taiwan and Japan. We also have patent applications pending in the United States and several other jurisdictions, all of which are counterparts to our patents and patent applications in the United States. Our patents generally have a duration of 20 years from the relevant priority date of each patent. We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them. In addition, third parties could claim invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business.

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

If, for any of the above reasons, our intellectual property is disclosed or misappropriated, it would harm our ability to protect our rights and would likely adversely affect our business, financial condition and results of operations.

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

From time to time, we may be involved in various litigation matters and governmental or regulatory investigations or similar matters arising out of our business. Our insurance may not cover all claims that may be asserted against it, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Final judgments or settlements in any pending or future litigation or investigation could significantly exceed our insurance coverage.  In addition, we may not be able to obtain appropriate types or levels of insurance in the future, or obtain adequate replacement policies with acceptable terms, if at all. Furthermore, the expense of defending litigation may be significant, the amount of time to resolve lawsuits is unpredictable and defending ourselves may divert management’s attention from the day-to-day operations of our business.  The occurrence of any of the above could adversely affect our business, results of operations and financial condition.

Our inability to acquire and integrate other businesses, services or technologies could seriously harm our competitive position.

In order to remain competitive, obtain key competencies or accelerate our time to market, we may seek to acquire additional businesses or technologies and new products. To date, we have a limited history of acquisitions. Most recently, in May 2012, we completed the acquisition of Branded Payment Solutions Ltd, or BPS, a payments technology company headquartered in Ireland. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, services or technology into our existing business and operations. We may have difficulty integrating acquired technologies or products with our existing services and solutions. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, services or technology, including issues related to intellectual property, quality, regulatory compliance practices, revenue recognition or other accounting practices, deficiencies or weaknesses in the disclosure controls and procedures and internal controls over financial reporting, or employee or customer issues. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of shares of our common stock. In addition, any acquisitions we are able to complete may not result in the synergies or other benefits we had expected to achieve, which could result in substantial write-offs. Contemplating or completing an acquisition and integrating an acquired business, services or technology will significantly divert management and employee time and resources. Further, if the integration process does not proceed smoothly, the following factors, among others, could reduce our revenue and earnings, increase our operating costs, and result in a loss of projected synergies:

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act  (“JOBS Act”) enacted in 2012. We will remain an “emerging growth company” until the earliest of (i) the last fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of an initial public offering of our equity securities; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three year period; and (iv) the date on which we are deemed to be a “large accelerated filer.” For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under Section 107(b) of the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to take advantage of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Our business is subject to changing regulations regarding corporate governance, disclosure controls, internal control over financial reporting and other compliance areas that will increase both our costs and the risk of noncompliance. If we fail to comply with these regulations we could face difficulties in preparing and filing timely and accurate financial reports.

We are subject to the reporting requirements of the Exchange Act , the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Act , and the rules and regulations of NASDAQ.  Maintaining compliance with these rules and regulations, particularly after we cease to be an emerging growth company, will increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and may also place increased strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and at the time we cease to be an emerging growth company, we will be required to provide attestation that we maintain effective disclosure controls and procedures by our registered public accounting firm. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that are required to be included in our periodic reports filed with the SEC under Section 404(a) of the Sarbanes-Oxley Act or the annual auditor attestation reports regarding effectiveness of our internal controls over financial reporting that we will be required to include in our periodic reports filed with the SEC, beginning for our year ending December 31, 2016 (unless, under the JOBS Act, we meet certain criteria that would require such reports to be included prior to then).  Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of shares of our common stock.

In order to maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting going forward, we will need to expend significant resources and provide significant management oversight. There is a substantial effort involved in continuing to implement appropriate processes, document our system of internal control over relevant processes, assess their design, remediate any deficiencies identified and test their operation. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results and financial condition. These efforts will also involve substantial accounting-related costs. Prior to becoming subject to the Securities Exchange Act and the rules and regulations of NASDAQ in December 2012, we were not required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

If we are unable to maintain key controls currently in place or that we implement in the future, or if any difficulties are encountered in their implementation or improvement, (1) our management might not be able to certify, and our independent registered public accounting firm might not be able to report on, the adequacy of our internal control over financial reporting, which would cause us to fail to meet our reporting obligations, (2)  misstatements in our financial statements may occur that may not be prevented or detected on a timely basis and (3) we may be deemed to have significant deficiencies or material weaknesses, any of which could adversely affect our business, financial condition and results of operations.

Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, our internal controls are perceived as inadequate or we are unable to produce timely or accurate financial statements, our stock price could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

The Sarbanes-Oxley Act and the rules and regulations of NASDAQ may make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain or increase coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors, especially those directors who may be considered independent for purposes of NASDAQ rules, may be curtailed.

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

As of December 31, 2014, we had available federal net operating loss carry forwards of $67.2 million, state net operating loss carry forwards, primarily the state of New York, of $68.1 million, and various foreign net operating loss carry forwards, the most significant of which expire between 2020 and 2033. Realization of these net operating loss carry forwards is dependent upon future income arising prior to the expiration dates and other factors under the relevant provisions of the Internal Revenue Code of 1986. Our existing net operating loss carry forwards could expire and be unavailable to offset future income tax liabilities or the use of our net operating loss carry forwards could be limited, which would adversely affect our results.

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

Risks related to ownership of our common stock

To date, there has been only a limited market for our common stock and an active trading market for our common stock may not develop.

To date, there has been a limited public market for shares of our common stock in the United States. For certain periods between 2006 and 2014, our common stock traded on AIM under the symbol “PPT” and “PPTR.”  From 2008 until December 2012, our common stock traded on the OTCQX in the United States under the symbol “PLPM” and since December 2012, our common stock has traded on the NASDAQ. There is currently a limited volume of trading in our common stock on the NASDAQ, which affects its liquidity. We cannot predict when or whether investor interest in our common stock might lead to an increase in its market price or the development of a more active trading market. An active trading market for our shares may never develop or be sustained. If an active market for our common stock does not develop, it may be difficult to sell shares of our common stock without depressing the market price for the shares, or at all.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of listed companies. The market price of our common stock, like the securities of many other technology companies, fluctuates over a wide range, and will continue to be highly volatile in the future. From January 1, 2014 to June  30, 2015, the closing price of our common stock on The NASDAQ Stock Market ranged from $1.37 to $3.95 per share. Stock prices of many newly public companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, financial condition and results of operations.

A significant portion of our total outstanding shares may be sold into the market pursuant to registration rights of certain stockholders. If there are substantial sales of shares of our common stock, the price of shares of our common stock could decline.

The price of shares of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. As of July 31, 2015, we had 52,548,508 shares of common stock issued and outstanding, and an additional 6,851,144 shares of common stock issuable upon the conversion of preferred stock.

The holders of up to an aggregate of 6,768,874 shares of our common stock (which includes shares of our Series A Preferred Stock on an as-converted to common stock basis) outstanding as of July 31, 2015 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

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

If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not have widespread research coverage by securities analysts, and industry analysts that currently cover us may cease to do so. If there is limited securities analysts’ coverage of our company, or if industry analysts cease coverage of our company, the trading price for our stock would likely be negatively impacted. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Our directors, executive officers, principal stockholders and their respective affiliates have substantial control over us and could delay or prevent a change in corporate control.

As of July 31, 2015, our directors, executive officers and holders of more than 5% of our common stock (which includes preferred stock on an as converted to common stock basis), together with their affiliates, beneficially own, in the aggregate, 32.0% of our outstanding capital stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of shares of our common stock by:

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

•	Our Board of Directors is classified into three classes of directors with staggered three-year terms.

•	Only our chairman of the board, our chief executive officer, our president or a majority of our Board of Directors is authorized to call a special meeting of stockholders.

•	Our stockholders may only take action at a meeting of stockholders and not by written consent.

•	Vacancies on our Board of Directors may be filled only by our Board of Directors and not by stockholders.

•	Directors may be removed from office only for cause.

•

Our certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without stockholder approval, and authorizes shares of our Series A Preferred Stock, which are currently outstanding.

•	Advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

Not Applicable.

Use of Proceeds

Not Applicable.

Issuer Purchase of Equity Securities

				Total	Maximum
				Number of	Number
				Shares	(or approximate
				Purchased	dollar value)
				as Part of	of Shares
	Total		Average	Publicly	that May Yet be
	Number		Price	Announced	Purchased Under the
	of Shares		Paid per	Plans or	Plans or
Period	Purchased		Share	Programs(2)	Programs
April 1-30, 2015	757,441		$1.82	1,260,541	$3.8 million
May 1-31, 2015	134,100		$2.00	1,394,641	$3.5 million
June 1-30, 2015	12,471	(1)	$2.39	—	—

(1)

12,471 shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock and the shares repurchased in accordance with our share repurchase program described in footnote 2 below.

(2)

On October 13, 2014, we announced that our Board of Directors authorized our current share repurchase program authorizing up to $6.0 million of the Company’s outstanding shares of common stock.  The shares may be purchased from time to time during the period ending December 31, 2015.  The timing, price and quantity of purchases are at the discretion of the Company and the program may be discontinued or suspended at any time.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

(a) Exhibits

Exhibit		Incorporated by Reference			Filing	Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.1†	Service Agreement, dated May 1, 2015, by and between Planet Payment, Inc. and Global Payments Direct, Inc.					X

10.2	Credit and Security Agreement, dated June 10, 2015 by and between Planet Payment, Inc. and Citizen’s Bank, N.A.					X

21.1	List of Subsidiaries of Planet Payment, Inc.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to					X
Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 31a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

†The Company has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

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

PLANET PAYMENT, INC.
(Registrant)

Dated: August 4, 2015	By:	/S/ CARL J. WILLIAMS
Carl J. Williams
Chief Executive Officer, Chairman of the Board of Directors and President
(Principal Executive Officer)

Dated: August 4, 2015	By:	/S/ ROBERT J. COX III
Robert J. Cox III
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filing	Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.1†	Service Agreement, dated May 1, 2015, by and between Planet Payment, Inc. and Global Payments Direct, Inc.					X

10.2	Credit and Security Agreement, dated June 10, 2015, by and between Planet Payment, Inc. and Citizens Bank, N.A.					X

21.1	List of Subsidiaries of Planet Payment, Inc.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

†The Company has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

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