Form 10-Q/A
period 2015-06-30
Planet Payment Inc
filed 2015-10-09
CIK 1362925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of July 31, 2015 there were 52,548,508 shares of the registrant’s common stock outstanding.

PLANET PAYMENT, INC.

AMENDMENT NO. 1 TO

QUARTERLY REPORT ON FORM 10-Q

For the Fiscal Quarter Ended June 30, 2015

Explanatory Note

Planet Payment, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (the “Form 10-Q”), originally filed by the Company with the Securities and Exchange Commission on August 4, 2015, as an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.1 originally filed with the Form 10-Q.  This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) is being filed solely to re-file Exhibit 10.1 and to amend and restate the Exhibit Index included in the Form 10-Q.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as described above, this Amendment does not reflect events occurring after the filing of the original Form 10-Q and no revisions are being made pursuant to this Amendment to the Company’s financial statements or any other disclosure in the Form 10-Q.

Item 6: Exhibits.

Exhibit		Incorporated by Reference			Filing	Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.1†	Service Agreement, dated May 1, 2015, by and between Planet Payment, Inc. and Global Payments Direct, Inc.					X

10.2	Credit and Security Agreement, dated June 10, 2015, by and between Planet Payment, Inc. and Citizens Bank, N.A.	10-Q	001-35699	10.2	8/4/15

21.1	List of Subsidiaries of Planet Payment, Inc.	10-Q	001-35699	21.1	8/4/15

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q	001-35699	31.1	8/4/15

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q	001-35699	31.2	8/4/15

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-35699	32.1	8/4/15

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-35699	32.2	8/4/15

101.INS	XBRL Instance Document	10-Q	001-35699	101.INS	8/4/15

101.SCH	XBRL Taxonomy Schema Linkbase Document	10-Q	001-35699	101.SCH	8/4/15

101.CAL	XBRL Taxonomy Calculation Linkbase Document	10-Q	001-35699	101.CAL	8/4/15

101.DEF	XBRL Taxonomy Definition Linkbase Document	10-Q	001-35699	101.DEF	8/4/15

101.LAB	XBRL Taxonomy Labels Linkbase Document	10-Q	001-35699	101.LAB	8/4/15

101.PRE	XBRL Taxonomy Presentation Linkbase Document	10-Q	001-35699	101.PRE	8/4/15

†                 The Company has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended

*                 This exhibit is being furnished and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANET PAYMENT, INC.
(Registrant)

Dated: October 9, 2015	By:	/S/ CARL J. WILLIAMS
Carl J. Williams
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Dated: October 9, 2015	By:	/S/ RAYMOND D’APONTE
Raymond D’Aponte
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filing	Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.1†	Service Agreement, dated May 1, 2015, by and between Planet Payment, Inc. and Global Payments Direct, Inc.					X

10.2	Credit and Security Agreement, dated June 10, 2015, by and between Planet Payment, Inc. and Citizens Bank, N.A.	10-Q	001-35699	10.2	8/4/15

21.1	List of Subsidiaries of Planet Payment, Inc.	10-Q	001-35699	21.1	8/4/15

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q	001-35699	31.1	8/4/15

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q	001-35699	31.2	8/4/15

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-35699	32.1	8/4/15

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-35699	32.2	8/4/15

101.INS	XBRL Instance Document	10-Q	001-35699	101.INS	8/4/15

101.SCH	XBRL Taxonomy Schema Linkbase Document	10-Q	001-35699	101.SCH	8/4/15

101.CAL	XBRL Taxonomy Calculation Linkbase Document	10-Q	001-35699	101.CAL	8/4/15

101.DEF	XBRL Taxonomy Definition Linkbase Document	10-Q	001-35699	101.DEF	8/4/15

101.LAB	XBRL Taxonomy Labels Linkbase Document	10-Q	001-35699	101.LAB	8/4/15

101.PRE	XBRL Taxonomy Presentation Linkbase Document	10-Q	001-35699	101.PRE	8/4/15

†                 The Company has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended

*                 This exhibit is being furnished and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.