Form 10-Q
period 2015-09-30
Planet Payment Inc
filed 2015-11-05
CIK 1362925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, there were 53,667,947 shares of the registrant’s common stock outstanding.

Planet Payment, Inc.

Report on Form 10-Q

For the Quarterly Period Ended September 30, 2015

Planet Payment®, iPAY® and Pay in Your Currency®, as well as our logo, are registered trademarks of Planet Payment and Shop in Your Currency ™ is an additional trademark of Planet Payment. All other service marks, trademarks and trade names appearing in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Planet Payment, Inc.

Condensed Consolidated Balance Sheets

	As of	As of
	September 30,	December 31,
	2015	2014
	(unaudited)
Current assets:
Cash and cash equivalents	$12,964,168	$9,837,791
Restricted cash	4,398,373	4,167,560
Accounts receivable, net of allowances of $0.1 million as of September 30, 2015 and December 31, 2014, respectively	6,267,434	6,948,595
Prepaid expenses and other assets	1,583,658	1,136,821
Total current assets	25,213,633	22,090,767
Other assets:
Restricted cash	551,914	432,094
Property and equipment, net	1,980,374	2,139,747
Software development costs, net	4,285,905	4,612,457
Intangible assets, net	1,529,001	2,046,700
Goodwill	295,715	319,671
Security deposits and other assets	4,181,446	2,289,858
Total other assets	12,824,355	11,840,527
Total assets	$38,037,988	$33,931,294
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$323,591	$512,057
Accrued expenses	5,454,671	2,918,645
Due to merchants	4,583,135	4,352,199
Current portion of capital leases	342,938	458,812
Total current liabilities	10,704,335	8,241,713
Long-term liabilities:
Long-term portion of capital leases and deferred revenue	1,945,177	1,560,310
Total long-term liabilities	1,945,177	1,560,310
Total liabilities	12,649,512	9,802,023
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock—10,000,000 shares authorized as of September 30, 2015 and December 31, 2014, $0.01 par value: Series A—2,243,750 issued and outstanding as of September 30, 2015 and December 31, 2014; $8,975,000 aggregate liquidation preference	22,438	22,438
Common stock—250,000,000 shares authorized as of September 30, 2015 and December 31, 2014, $0.01 par value, and 56,391,899 issued and 53,696,349 shares outstanding as of September 30, 2015, and 55,680,999 issued and 55,177,899 shares outstanding as of December 31, 2014	563,919	556,810
Treasury stock, at cost, 2,695,550 shares and 503,100 shares as of September 30, 2015 and December 31, 2014, respectively	(5,390,104)	(822,603)
Additional paid-in capital	105,666,009	103,277,253
Accumulated other comprehensive loss	(435,858)	(173,774)
Accumulated deficit	(75,037,928)	(78,730,853)
Total stockholders’ equity	25,388,476	24,129,271
Total liabilities and stockholders’ equity	$38,037,988	$33,931,294

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Net revenue	$12,618,413	$11,312,303	$37,434,542	$34,372,025
Operating expenses:
Cost of revenue:
Payment processing service fees	2,692,090	2,613,327	7,871,179	7,507,005
Processing and service costs	3,776,232	3,222,608	10,399,830	10,182,522
Total cost of revenue	6,468,322	5,835,935	18,271,009	17,689,527
Selling, general and administrative expenses	5,657,740	4,369,155	14,840,844	13,953,925
Restructuring charges	283,726	512,589	283,726	1,195,556
Total operating expenses	12,409,788	10,717,679	33,395,579	32,839,008
Income from operations	208,625	594,624	4,038,963	1,533,017
Other (expense) income:
Interest expense	(10,372)	(15,201)	(38,815)	(47,187)
Interest income	392	1,245	1,183	1,708
Other income	—	—	—	16,949
Total other expense, net	(9,980)	(13,956)	(37,632)	(28,530)
Income from operations before provision for income taxes	198,645	580,668	4,001,331	1,504,487
Provision for income taxes	(92,674)	(112,543)	(308,406)	(306,238)
Net income	$105,971	$468,125	$3,692,925	$1,198,249
Basic net income per share applicable to common stockholders	$0.00	$0.01	$0.06	$0.02
Diluted net income per share applicable to common stockholders	$0.00	$0.01	$0.06	$0.02
Weighted average common stock outstanding (basic)	51,360,758	54,141,669	52,985,106	53,855,361
Weighted average common stock outstanding (diluted)	52,384,391	54,977,485	53,611,968	55,263,634

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$105,971	$468,125	$3,692,925	$1,198,249
Foreign currency translation adjustment	(65,265)	(191,158)	(262,084)	(204,128)
Total comprehensive income	$40,706	$276,967	$3,430,841	$994,121

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

 Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$3,692,925	$1,198,249
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,197,741	951,390
Depreciation and amortization expense	2,175,220	2,308,057
Provision for doubtful accounts	7,403	29,133
Gain on insurance settlement	(517,930)	—
Changes in operating assets and liabilities:
(Increase) decrease in settlement assets	(322,982)	938,937
Decrease in accounts receivables, prepaid expenses and other current assets	1,184,851	317,807
(Increase) in security deposits and other assets	(131,588)	(178,762)
Increase (decrease) in accounts payable and accrued expenses	559,792	(2,074,287)
Increase (decrease) in due to merchants	323,105	(565,414)
Other	(133,242)	(37,127)
Net cash provided by operating activities	8,035,295	2,887,983
Cash flows from investing activities:
Increase in restricted cash	(27,651)	(1,995,596)
(Decrease) increase in merchant reserves	(92,169)	2,010,648
Purchase of property and equipment	(175,570)	(100,935)
Capitalized software development	(828,393)	(1,037,978)
Purchase of intangible assets	(16,500)	(106,264)
Net cash used in investing activities	(1,140,283)	(1,230,125)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,203,750	934,032
Purchase of treasury stock	(4,567,501)	—
Principal payments on capital lease obligations	(404,884)	(418,882)
Net cash (used in) provided by financing activities	(3,768,635)	515,150
Effect of exchange rate changes on cash and cash equivalents(*)	—	—
Net increase in cash and cash equivalents	3,126,377	2,173,008
Beginning of period	9,837,791	6,572,468
End of period	$12,964,168	$8,745,476
Supplemental disclosure:
Cash paid for:
Interest	$36,585	$48,898
Income taxes	539,520	598,511
Non cash investing and financing activities:
Assets acquired under capital leases	156,129	429,611
Accrued capitalized hardware, software and fixed assets	39,158	32,937
Capitalized stock-based compensation	27,245	40,415

(*)For the nine months ended September 30, 2015 and 2014, the effect of exchange rate changes on cash and cash equivalents was inconsequential.

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Business description and basis of presentation

Business description

Planet Payment, Inc. together with its wholly-owned subsidiaries (“Planet Payment,” the “Company,” “we,” or “our”) is a provider of international payment and transaction processing and multi-currency processing services. The Company provides its services to approximately 109,000 active merchant locations in 23 countries and territories across the Asia Pacific region, the Americas, the Middle East, Africa and Europe, primarily through its acquiring bank and processor customers, as well as through its own direct sales force. The Company provides banks and their merchants with innovative services to accept, process and reconcile electronic payments. The Company’s point-of-sale and e-commerce services are integrated within the payment card transaction process, enabling its acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. The Company’s ATM services provide its domestic and international acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction.  The Company also offers non-financial transaction processing services that allow merchants to offer a range of commercial services including pre-paid mobile phone top-up and bill payments using the same point-of-sale devices deployed to accept payment cards. The Company is a registered third party processor with the major card associations and operates in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

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

Unaudited condensed consolidated interim financial information

The accompanying unaudited condensed consolidated interim financial statements as of September 30,  2015 and for the periods ended September 30, 2015 and 2014 have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the statement of operations, financial position and cash flows. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the interim period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  The December 31, 2014 balance sheet information has been derived from the audited financial statements at that date. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulation of the Securities and Exchange Commission (“SEC”).

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

In August 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-15, Interest-Imputation of Interest Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Agreements (Subtopic 835-30) (“ASU No. 2015-15”).  The amendment in this update was to address the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit agreements.  ASU No. 2015-15 permits the Company to defer and present debt issuance costs as an asset and amortize the deferred debt issuance cost ratably over the term of the Company’s existing line of credit agreement with Citizens Bank, regardless of whether there are any outstanding borrowings thereon.  We do not expect a material impact on our financial condition, results of operations or cash flows from the adoption of this guidance.

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

The Company’s accounts receivable concentrations of 10% and greater are as follows:

	As of	As of
	September 30,	December 31,
	2015	2014
Customer A	14%	28%
Customer B	*	13
Customer C	10	17
Customer H	21	*

* Less than 10% accounts receivable concentration.

The Company’s revenue concentrations of 10% and greater are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Customer A	17%	21%	19%	21%
Customer C	*	*	*	10
Customer H	13	*	*	*

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income	$105,971	$468,125	$3,692,925	$1,198,249
Amounts allocated to participating preferred stockholders under the two-class method	(12,284)	(52,490)	(428,090)	(134,357)
Net income applicable to common stockholders (basic and dilutive)	$93,687	$415,635	$3,264,835	$1,063,892
Denominator:
Weighted average common stock outstanding (basic)	51,360,758	54,141,669	52,985,106	53,855,361
Common equivalent shares from options and warrants to purchase common stock	1,023,633	835,816	626,862	1,408,273
Weighted average common stock outstanding (diluted)(1)	52,384,391	54,977,485	53,611,968	55,263,634
Basic net income per share applicable to common stockholders	$0.00	$0.01	$0.06	$0.02
Diluted net income per share applicable to common stockholders(1)	$0.00	$0.01	$0.06	$0.02

(1)

In accordance with ASC 260-10-45-48, for the three and nine months ended September 30, 2015 and 2014, the Company has excluded 1,446,500 and 1,394,550, respectively, of contingently issued restricted shares from diluted weighted average common stock outstanding as the contingencies (a) were not satisfied at the reporting date nor (b) would have been satisfied if the reporting date was at the end of the contingency period.

The following table sets forth the weighted average securities outstanding that have been excluded from the diluted net income per share calculation because the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Stock options	3,588,862	5,110,132	5,096,019	3,638,125
Restricted stock awards	—	149,174	98,147	51,590
Warrants	—	33,426	—	29,913
Convertible preferred stock(1)	6,851,144	6,851,144	6,851,144	6,851,144
Total anti-dilutive securities	10,440,006	12,143,876	12,045,310	10,570,772

(1)

Diluted net income per share increases when convertible preferred stock is included in the required sequence in the diluted earnings per share computation. As such, convertible preferred stock is excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2015 and 2014.

5. Stock-based compensation expense and assumptions

Stock-based compensation expense is measured at the grant date based on fair value, and recognized as an expense over the requisite service period, net of an estimated forfeiture rate.

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

During the third quarter of 2015, 1.6 million stock options with a grant fair value of $1.5 million were granted to certain employees of the Company.  The actual number of shares that will be issued upon exercise of the options is subject to the achievement of service-based vesting conditions. Stock-based compensation expense is recorded on a straight line basis from the date of the grant over the requisite service period of 24 to 36 months.

During the first quarter of 2015, 0.1 million restricted stock awards with a grant fair value of $0.1 million were granted to an employee of the Company.  The final number of vested shares is subject to service-based vesting conditions.  Expense is recorded on a straight line basis from the date of the grant over the applicable service period of 36 months.

During the third quarter of 2015, 0.1 million restricted stock awards with a grant fair value of $0.2 million were granted to certain members of the Company’s Board of Directors.  The final number of vested shares is subject to service-based vesting conditions.  Expense is recorded on a straight line basis from the date of the grant over the requisite service period of 12 months.

During the third quarter of 2015, the Company granted 0.3 million restricted stock awards to certain officers of the Company. These 0.3 million shares vest in four tranches.

•

The first three tranches consist of 0.1 million shares which expire May 1, 2018. Vesting is contingent on satisfying a combination of market and service based conditions. The market condition shall be satisfied any time after the grant and before the expiration date if the Company’s stock price on NASDAQ is greater than or equal to $4.00 per share for either seven consecutive trading days, or any ten trading days over a consecutive thirty-five day period. Once such stock price is achieved the market condition shall be forever satisfied, even in the event that it subsequently falls below $4.00 per share, and in such event, the vesting of shares shall be subject only to the vesting schedule.  All shares will be forfeited if the aforementioned market condition is not achieved by the expiration date. The first three tranches of the award were valued at $0.1 million.

•

The fourth tranche consists of 0.2 million shares which expire December 31, 2017. Vesting is contingent on satisfying either a market or performance based condition. The market condition shall be satisfied at any time after the grant and before the expiration date if the Company’s stock on NASDAQ is greater than or equal to $3.50 per share for seven consecutive trading days, or any ten trading days over a consecutive thirty-five day period, or if the Company achieves Adjusted EBITDA of not less than $18.0 million in respect of any fiscal year ending on or prior to December 31, 2017.  Once the aforementioned stock price or Adjusted EBITDA performance condition are achieved, all shares in this tranche will immediately vest. All such shares will be forfeited if the aforementioned stock price or performance condition are not achieved by the expiration date.  The market and performance condition were valued separately at $0.3 million and $0.6 million, respectively.

During the third quarter of 2015, the Company also granted 0.3 million restricted stock awards to a certain officer of the Company. These 0.3 million shares vest in three tranches. The first two tranches expire May 1, 2017; vesting terms are consistent with the terms of the first three tranches of the grant described above.  The third tranche expires December 31, 2017; vesting terms are consistent with the terms of the fourth tranche of the grant described above.  The first two tranches of the award were valued at $0.1 million. The market and performance condition of the third tranche of the award were valued separately at $0.3 million and $0.6 million, respectively.

In accordance with ASC 718-10, the Company valued the market condition and performance condition awards using binomial lattice-based and Black-Scholes valuation pricing models, respectively. For the market condition awards the expense will be recorded on a straight-line basis over the derived service period for each tranche. For the awards with both the market condition and performance condition, if the performance condition is achieved prior to the stock price target, the expense is trued up to the value of the performance condition. The expense related to the market condition portion of the award is not reversed even if the market conditions are not satisfied. As of September 30, 2015, no amounts have been expensed in relation to the performance condition of the award as it was not deemed probable that the performance conditions would be satisfied.

The following summarizes stock-based compensation expense recognized by income statement classification:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Processing and service costs	$43,030	$69,275	$143,611	$195,585
Selling, general and administrative expenses	656,197	207,405	1,017,206	631,755
Restructuring charges	36,924	88,917	36,924	124,050
Total stock-based compensation expense	$736,151	$365,597	$1,197,741	$951,390

The following summarizes stock-based compensation expense recognized by type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Stock options	$528,249	$235,573	$783,954	$655,965
Restricted stock awards	207,902	130,024	413,787	295,425
Total stock-based compensation expense	$736,151	$365,597	$1,197,741	$951,390

6. Property and equipment

Property and equipment, net consist of the following:

	Estimated			As of	As of
	useful life			September 30,	December 31,
	(in years)			2015	2014
Equipment	2	-	7	$959,995	$945,116
Computer hardware	3	-	5	3,264,672	2,963,629
Furniture and fixtures	5	-	7	193,137	194,399
Leasehold improvements	3	-	10	756,787	749,275
Total property and equipment, gross				5,174,591	4,852,419
Less: Accumulated depreciation and amortization				(3,194,217)	(2,712,672)
Property and equipment, net				$1,980,374	$2,139,747

Property and equipment depreciation and amortization expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Depreciation and amortization expense	$164,538	$164,253	$489,010	$460,444

7. Goodwill and intangible assets

The change in carrying amount of goodwill for the nine months ended September 30, 2015 is as follows:

Goodwill, gross, as of December 31, 2014	$319,671
Impact of change in Euro exchange rate	(23,956)
Accumulated impairment losses as of September 30, 2015	—
Goodwill, net, as of September 30, 2015	$295,715

The entire goodwill balance is assigned to the payment processing services segment as this is the reporting unit expected to benefit from the synergies of the combination.

Intangible assets are recorded at estimated fair value and are amortized ratably over their estimated useful lives to processing and service costs, which are included in cost of revenue.

The gross book value, accumulated amortization and amortization periods of intangible assets are as follows:

	As of September 30, 2015			As of December 31, 2014			Amortization
	Gross book	Accumulated	Net book	Gross book	Accumulated	Net book	period
	value	amortization	value	value	amortization	value	(in years)
Trademarks and patents	$1,170,162	$(451,454)	$718,708	$1,158,572	$(387,134)	$771,438	15	-	21
Technology	2,462,655	(1,652,362)	810,293	2,662,164	(1,386,902)	1,275,262	5
Intangible assets, net	$3,632,817	$(2,103,816)	$1,529,001	$3,820,736	$(1,774,036)	$2,046,700

Amortization expense related to intangible assets is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Amortization expense	$143,599	$210,627	$431,388	$550,082

8. Commitments and contingencies

Employment agreements

Pursuant to employment agreements with certain employees, the Company had a commitment to pay severance of approximately $0.9 million as of September 30, 2015 and $0.8 million as of December 31, 2014, in the event of an involuntary termination, as defined in the employment agreements. Additionally, in the event of termination upon a change of control, as defined in the agreements, the Company had a commitment to pay severance of approximately $1.1 million as of September 30, 2015 and $1.0 million as of December 31, 2014.

Contingent liabilities

In instances where the Company is acting as the merchant acquirer, the Company bears a risk that a merchant may engage in fraud by submitting for payment certain credit card transactions that may have been manipulated, are fictitious, or are otherwise not bona fide. Similarly, the Company bears the risk that a merchant becomes insolvent, owing money to cardholders. To the extent that such fraud or insolvency occurs in circumstances where the Company is liable to make good on any resultant losses, this could affect the Company’s operating results and cash flows. The Company has required certain merchants to post cash reserves of approximately $0.9 million with the sponsoring bank against such liabilities and has itself paid the acquirer a reserve of $0.3 million in connection therewith, which is included in long-term “Restricted cash” on the condensed consolidated balance sheets. In addition, the Company holds merchant reserves of approximately  $2.2 million. This reserve amount is included in “Restricted cash” with an offset in “Due to merchants.” Under FASB ASC 460, Guarantees, the Company evaluates its ultimate risk and records an estimate of potential loss for chargeback’s related to merchant fraud and processing errors based upon an assessment of actual historical fraud rates and errors in processing compared to recent bank card processing volume levels. No contingent liability has been recorded as of September 30, 2015 and December 31, 2014, as the risk of material loss is considered remote. The Company monitors these contingent liabilities on a quarterly basis and will provide for a reserve if deemed necessary.

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

The Company entered into a five-year agreement with a sponsoring bank effective September 1, 2013. The Company was required to pay minimum annual sponsorship transaction fees of $0.3 million in year one.  The minimum fees escalate each subsequent year with minimum fees of $0.5 million due in year five for total minimum fees of $1.8 million to be paid over the term of the agreement.  Sponsorship fees are recorded to payment processing service fees cost of sales with the total agreement minimum of $1.8 million recognized on a straight line basis over the term of the agreement.

Pursuant to the agreement, the Company is liable for all losses incurred by the sponsoring bank with respect to the activities of its merchants sponsored under the agreement.  No contingent liability has been recorded as of September 30, 2015 as the risk of material loss is considered remote based on historical information.  The Company monitors this contingent liability on a quarterly basis and will provide for a reserve if deemed necessary.

Insurance reimbursement

Based on the loss recovery model the Company recorded an insurance reimbursement gain of $0.5 million in selling, general and administrative expenses during the nine months ended September 30, 2015.  The insurance reimbursement was related to a previous property and casualty loss recognized by the Company.

9. Credit Facility

On June 10, 2015, the Company entered into a $10.0 million secured revolving credit facility (the “Credit Facility”) with Citizens Bank, N.A. (“Citizens”) pursuant to a Credit and Security Agreement by and among the Company, certain affiliates thereof as borrowers or guarantors, and Citizens (the “Credit Agreement”).  The line of credit under the Credit Agreement is secured by substantially all of the Company’s personal property, including the Company’s intellectual property and that of its subsidiaries that are borrowers or guarantors.  The interest rate applicable to committed borrowings is tied to LIBOR plus a margin of 2.5%.  The Credit Agreement also provides for a letter of credit sub-facility of up to $2.0 million. The Credit Agreement contains customary affirmative and negative covenants, including, among others, financial covenants based on the Company’s leverage and fixed charge coverage ratios, as well as an obligation to maintain a minimum availability requirement of at least $5.0 million in the aggregate of cash and availability under the line of credit.  The Credit Facility will provide funds for general corporate purposes and repurchases of issued and outstanding capital stock of the Company.  The Credit Facility matures on June 10, 2020 and is payable in full upon maturity.  As of September 30, 2015, the Company was in compliance with all financial covenants contained in the Credit Agreement and no amounts were outstanding.

10. Related party transactions

The Company incurred the following amounts to companies that are principally owned by executives, directors or stockholders of the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Rent	$—	$126,451	$90,887	$377,544
Consulting and professional fees	—	1,414	1,929	4,840

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

11. Accrued expenses

The following are the components of accrued expenses:

	As of	As of
	September 30,	December 31,
	2015	2014
Deferred revenue(*)	$794,046	$800,650
Deferred incentive(**)	1,075,000	—
Other(***)	3,585,625	2,117,995
Total accrued expenses	$5,454,671	$2,918,645

(*)Current deferred revenue will be recognized as revenue ratably over the next 12 months.  As of September 30, 2015, included in the balance sheet classification “Long-term portion of capital leases and deferred revenue” is the non-current portion of deferred revenue in the amount of $0.7 million. The non-current deferred revenue balance as of December 31, 2014 was approximately $1.0 million.

(**)As of September 30, 2015, the Company recorded approximately  $1.1 million in short term incentives in relation to future obligations under a  contract.

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

Information about revenue, profit and assets

The CODM evaluates performance and allocates resources based on net revenue and gross profit of each segment. For purposes of analyzing segments, gross profit of the multi-currency processing services segment is equal to net revenue less multi-currency cost of sales of $1.0 million and $0.4 million, which is included in “processing and services costs” for the three months ended September 30, 2015 and 2014, respectively, and $2.3 million and $1.5 million for the nine months ended September 30, 2015 and 2014, respectively. The gross profit for the payment processing services segment includes net revenue of the segment less the cost of revenue component “payment processing services fees,” which includes interchange and card network fees and assessments. Net revenue and gross profit by geographical region is based upon where the transaction originated. Lastly, the Company does not evaluate performance or allocate resources using segment asset data. Long-lived assets are primarily located in the Americas and Europe and as of September 30, 2015 and December 31, 2014, long-lived asset amounts are $8.1 million and $9.1 million, respectively.

The Company conducts its business primarily in three geographical regions: Asia Pacific (“APAC”), the Americas, and Europe, Middle East and Africa (“EMEA”). The following table provides revenue concentration by geographic region. Analysis of revenue by segment and geographical region and reconciliations to consolidated revenue, gross profit, and income before the provision for income taxes are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Revenue:
APAC	$3,573,478	$3,967,352	$11,836,523	$11,955,505
Americas	1,870,722	1,862,440	5,114,772	5,152,889
EMEA	2,348,129	1,240,311	6,584,488	5,525,690
Total multi-currency processing services revenue	7,792,329	7,070,103	23,535,783	22,634,084
Payment processing services revenue	4,826,084	4,242,200	13,898,759	11,737,941
Net revenue	$12,618,413	$11,312,303	$37,434,542	$34,372,025
Gross Profit:
APAC	$3,547,202	$3,948,116	$11,741,027	$11,886,221
Americas	1,761,686	1,811,231	4,799,928	5,033,286
EMEA	1,450,650	921,507	4,662,273	4,211,680
Total multi-currency processing services gross profit	6,759,538	6,680,854	21,203,228	21,131,187
Payment processing services gross profit	2,133,994	1,628,873	6,027,578	4,230,936
Total reportable segment gross profit	8,893,532	8,309,727	27,230,806	25,362,123
Corporate allocated cost of sales	2,743,441	2,833,359	8,067,273	8,679,625
Total gross profit	$6,150,091	$5,476,368	$19,163,533	$16,682,498

Income from operations before provision for income taxes:
Total gross profit	$6,150,091	$5,476,368	$19,163,533	$16,682,498
Selling, general and administrative expenses	5,657,740	4,369,155	14,840,844	13,953,925
Restructuring charges	283,726	512,589	283,726	1,195,556
Income from operations	208,625	594,624	4,038,963	1,533,017
Interest expense	(10,372)	(15,201)	(38,815)	(47,187)
Interest income	392	1,245	1,183	1,708
Other income	—	—	—	16,949
Total other expense, net	(9,980)	(13,956)	(37,632)	(28,530)
Income from operations before provision for income taxes	$198,645	$580,668	$4,001,331	$1,504,487

Payment processing services revenue and gross profit are the result of transactions that primarily originated in the Americas. For the three months ended September 30, 2015, Customer B and Customer G had revenue concentration of 15% and 24%, respectively, and for the nine months ended September 30, 2015, Customer B and Customer G had revenue concentration of 15% and 22%, respectively. No individual customer of the payment processing segment was greater than 10% of segment revenue for the three and nine months ended September 30, 2014.

Concentration of revenue by customer by geographical region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Multi-currency processing services revenue:
APAC:
Customer A	59%	61%	59%	61%
Americas:
Customer E	19	24	19	22
Customer D	10	18	13	18
Customer I	*	21	10	19
EMEA:
Customer C	27	57	48	60
Customer H	72	43	52	40

(*)Less than 10% revenue concentration.

13. Restructuring charges

In 2014, the Company initiated a realignment of its workforce aimed at achieving greater operational efficiencies. As a result of the realignment, the Company incurred total restructuring charges during the nine months ended September 30, 2015 of approximately $0.3 million.

The table below sets forth the cash components and activity associated with the realignment of workforce and business for the nine months ended September 30, 2015:

	Balance as of			Balance as of
	January 1, 2015	Charges	Cash Payment	September 30, 2015
Severance and benefits	$195,773	$218,850	$396,105	$18,518
Legal expenses and other	—	27,952	13,420	14,532
Total restructuring charges	$195,773	$246,802	$409,525	$33,050

14. Stock Repurchase Program

In October 2014, the Company announced that its Board of Directors authorized the repurchase of up to $6.0 million of the Company’s outstanding shares of common stock.  The shares may be purchased from time to time during a period ending on December 31, 2015.  The timing, price and quantity of purchases are at the discretion of the Company and the program may be discontinued or suspended at any time.  As of December 31, 2014, the total amount of common stock repurchased under the program was 0.5 million shares for an aggregate price of $0.8 million. The total amount of common stock repurchased under the program through July 31, 2015 was 2.6 million shares for an aggregate price of $5.2 million.

On August 4, 2015, the Company’s Board of Directors expanded its share repurchase authorization by an incremental $5.2 million, bringing its total current authorization to $6.0 million. Under the new authorization, the Company may repurchase shares in the open market or as otherwise may be determined by the Company, subject to market conditions, business opportunities and other factors. The Company has no obligation to repurchase shares under this program.  This authorization has no expiration date and may be suspended or terminated at any time. As of September 30, 2015, the total common stock repurchased under the program was 2.7 million shares for an aggregate price of $5.4 million.

From October 1, 2015 to October 31, 2015, the Company repurchased approximately 0.1 million shares of common stock for an aggregate price of $0.3 million. The total amount of common stock repurchased under the program through October 31, 2015 was 2.8 million shares for an aggregate price of $5.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We refer to Planet Payment, Inc. together with its wholly-owned subsidiaries as “Planet Payment,” the “Company,” “we,” or “our.”

Business overview

Planet Payment is a provider of international payment and transaction processing and multi-currency processing services. We provide our services to approximately 109,000 active merchant locations in 23 countries and territories across the Asia Pacific region, the Americas, the Middle East, Africa and Europe, primarily through our acquiring bank and processor customers, as well as through our own direct sales force. We provide banks and their merchants with innovative services to accept, process and reconcile electronic payments. Our point-of-sale and e-commerce services are integrated within the payment card transaction process, enabling our acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. Our ATM services provide our domestic and international acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction.  We also offer non-financial transaction processing services that allow merchants to offer a range of commercial services including pre-paid mobile phone top-up and bill payments using the same point-of-sale devices deployed to accept payment cards. We are a registered third party processor with the major card associations and operates in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

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

The following is a table consisting of non-GAAP financial measures and certain other business statistics that management monitors:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
KEY METRICS:
Consolidated gross billings(1)	$35,551,372	$28,949,503	$102,682,528	$92,419,389
Total settled dollar volume processed(2)	$2,055,804,097	$1,557,025,085	$6,060,474,546	$4,905,203,617
Adjusted EBITDA (non-GAAP)(3)	$1,927,020	$2,214,653	$7,658,726	$5,880,919
Capitalized expenditures	$279,098	$320,250	$1,086,866	$1,318,529
Total active merchant locations (at period end)(4)	109,376	81,712	109,376	81,712
Total settled transactions processed(5)	62,035,730	27,511,347	162,932,550	78,909,454
Multi-currency processing services key metrics:
Active merchant locations (at period end)(4)	37,495	38,510	37,495	38,510
Settled transactions processed(6)	3,547,406	3,229,780	10,622,859	9,695,210
Gross foreign currency mark-up(7)	$30,725,288	$24,707,303	$88,783,769	$80,681,448
Settled dollar volume processed(8)	$687,490,018	$585,154,217	$1,986,796,246	$1,925,853,201
Average net mark-up percentage on settled dollar volume processed(9)	1.11%	1.14%	1.15%	1.12%
Payment processing services key metrics:
Active merchant locations (at period end)(4)	73,532	44,519	73,532	44,519
Payment processing services revenue(10)	$4,826,084	$4,242,200	$13,898,759	$11,737,941
Settled transactions processed(11)	58,592,942	24,355,134	152,632,914	69,382,671
Settled dollar volume processed(12)	$1,380,707,538	$980,877,940	$4,108,006,782	$3,004,589,390

(1)	Represents gross foreign currency mark-up (see footnote 7) plus payment processing services revenue (see footnote 10).

(2)

Represents total settled dollar volume processed through both our multi-currency and payment processing services. For the three and nine months ended September 30, 2014, total settled dollar volume processed was updated from the amounts originally reported of $2,065,917,621 and $6,165,629,259, respectively. For the three months ended

March 31, 2015 and June 30, 2015, total settled dollar volume processed was updated from the amounts previously reported of $2,026,898,435 and $2,406,133,032, respectively.

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

(4)

We consider a merchant location to be active as of a date if the merchant completed at least one revenue-generating transaction at the location during the 90-day period ending on such date.  For the three and nine months ended September 30, 2014, total active merchant locations was updated from the amount originally reported of 92,746.  In addition, for the three and nine months ended September 30, 2014, multi-currency processing and payment processing services active merchant locations were updated from the amounts originally reported of 46,256 and 46,510, respectively.  The total number of active merchant locations exceeds the total number of merchants, as merchants may have multiple locations. As of September 30, 2015 and 2014, there were 1,651 and 1,317 active merchant locations, respectively, included in both multi-currency and payment processing active merchant locations but are not included in total active merchant locations, in order to eliminate counting these locations twice.  For the three and nine months ended September 30, 2014, active merchant locations included in both multi-currency and payment processing was updated from the amount originally reported of 20.

(5)

Represents total settled transactions (excluding other transaction types such as authorizations and rate look-ups).  For the three and nine months ended September 30, 2014, total settled transactions processed was updated from the amounts originally reported of 26,539,189 and 76,869,565, respectively. For the three months ended March 31, 2015 and June 30, 2015, total settled transactions was updated from the amounts previously reported of 44,715,925 and 41,612,210, respectively.

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

(8)

Represents the total settled dollar volume processed using our multi-currency processing services. For the three months ended March 31, 2015 and June 30, 2015, total settled dollar volume processed using our multi-currency processing services was updated from the amounts previously reported of $665,105,412 and $654,266,953, respectively.

(9)

Represents the average net foreign currency mark-up percentage earned on settled dollar volume processed using our multi-currency processing services. The average net mark-up percentage on settled dollar volume processed is calculated by taking total multi-currency processing services net revenue ($7.6 million and $6.7 million for the three months ended September 30, 2015 and 2014, respectively, and $22.9 million and $21.6 million for the nine months ended September 30, 2015 and 2014, respectively) and dividing by settled dollar volume processed (see footnote 8 above).  For purposes of calculating “Average net mark-up percentage on settled dollar volume processed,” multi-currency processing services revenue includes revenue related to multi-currency transactions only.

(10)	Represents revenue earned and reported on payment processing services.

(11)

Represents settled transactions processed using our payment processing services (excluding other transaction types such as authorizations and rate look-ups). For the three and nine months ended September 30, 2014, settled transactions processed using our payment processing services was updated from the originally reported amounts of

23,309,409 and 67,174,355, respectively.  For the three months ended March 31, 2015 and June 30, 2015, settled transactions processed using our payment processing services was updated from the amounts previously reported of 41,228,109 and 38,024,630, respectively.

(12)

Represents the total settled dollar volume processed using our payment processing services. For the three and nine months ended September 30, 2014, total settled dollar volume processed using our payment processing services was updated from the originally reported amounts of $1,480,763,404 and $4,239,776,058, respectively. For the three months ended March 31, 2015 and June 30, 2015, total settled dollar volume processed using our payment processing services was updated from the amounts previously reported of $1,361,793,023 and $1,751,866,079, respectively.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net income, our most directly comparable financial measure in accordance with GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
ADJUSTED EBITDA:
Net income	$105,971	$468,125	$3,692,925	$1,198,249
Interest expense	10,372	15,201	38,815	47,187
Interest income	(392)	(1,245)	(1,183)	(1,708)
Provision for income taxes	92,674	112,543	308,406	306,238
Depreciation and amortization	735,442	830,760	2,175,220	2,308,057
Stock-based compensation expense	699,227	276,680	1,160,817	827,340
Restructuring charges	283,726	512,589	283,726	1,195,556
Adjusted EBITDA (non-GAAP)	$1,927,020	$2,214,653	$7,658,726	$5,880,919

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

Geographic and customer concentration

We conduct our business primarily in three geographical regions: Asia Pacific, or APAC, the Americas, and Europe, Middle East and Africa, or EMEA. The following table provides multi-currency processing services revenue concentration by geographical region. Revenue by region is based upon where the transaction originated. We conduct our payment processing services primarily in North America.

Analysis of revenue by segment and geographical region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
APAC	$3,573,478	$3,967,352	$11,836,523	$11,955,505
The Americas	1,870,722	1,862,440	5,114,772	5,152,889
EMEA	2,348,129	1,240,311	6,584,488	5,525,690
Total multi-currency processing services revenue	7,792,329	7,070,103	23,535,783	22,634,084
Payment processing services revenue	4,826,084	4,242,200	13,898,759	11,737,941
Net revenue	$12,618,413	$11,312,303	$37,434,542	$34,372,025

A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the three months ended September 30, 2015, subsidiaries of Global Payments, Inc. and Mashreq Bank represented approximately 17% and 13% of our revenue, respectively.  For the nine months ended September 30, 2015, subsidiaries of Global Payments, Inc. represented approximately 19% of our revenue.

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

Based on the loss recovery model, we recorded an insurance reimbursement gain of $0.5 million in selling, general and administrative expenses during the nine months ended September 30, 2015. The insurance reimbursement was related to a previous property and casualty loss.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015		2014		2015		2014
		% of		% of		% of		% of
	$ amount	revenue	$ amount	revenue	$ amount	revenue	$ amount	revenue
Revenue:
APAC	$3,573,478	28.3%	$3,967,352	35.1%	$11,836,523	31.6%	$11,955,505	34.8%
Americas	1,870,722	14.8	1,862,440	16.5	5,114,772	13.7	5,152,889	15.0
EMEA	2,348,129	18.6	1,240,311	11.0	6,584,488	17.6	5,525,690	16.1
Total multi-currency processing services revenue	7,792,329	61.7	7,070,103	62.6	23,535,783	62.9	22,634,084	65.9
Payment processing services revenue	4,826,084	38.3	4,242,200	37.4	13,898,759	37.1	11,737,941	34.1
Net revenue	12,618,413	100.0	11,312,303	100.0	37,434,542	100.0	34,372,025	100.0
Operating expenses:
Cost of revenue:
Payment processing services fees	2,692,090	21.3	2,613,327	23.1	7,871,179	21.0	7,507,005	21.8
Processing and service costs	3,776,232	29.9	3,222,608	28.5	10,399,830	27.8	10,182,522	29.6
Total cost of revenue	6,468,322	51.2	5,835,935	51.6	18,271,009	48.8	17,689,527	51.4
Selling, general and administrative expenses	5,657,740	44.8	4,369,155	38.6	14,840,844	39.6	13,953,925	40.6
Restructuring charges	283,726	2.2	512,589	4.5	283,726	0.8	1,195,556	3.5
Total operating expenses	12,409,788	98.2	10,717,679	94.7	33,395,579	89.2	32,839,008	95.5
Income from operations	208,625	1.8	594,624	5.3	4,038,963	10.8	1,533,017	4.5
Other (expense) income:
Interest expense	(10,372)	(0.1)	(15,201)	(0.1)	(38,815)	(0.1)	(47,187)	(0.1)
Interest income	392	—	1,245	—	1,183	—	1,708	—
Other income, net	—	—	—	—	—	—	16,949	—
Total other expense, net	(9,980)	(0.1)	(13,956)	(0.1)	(37,632)	(0.1)	(28,530)	(0.1)
Income from operations before provision for income taxes	198,645	1.7	580,668	5.2	4,001,331	10.7	1,504,487	4.4
Provision for income taxes	(92,674)	(0.7)	(112,543)	(1.0)	(308,406)	(0.8)	(306,238)	(0.9)
Net income	$105,971	1.0%	$468,125	4.2%	$3,692,925	9.9%	$1,198,249	3.5%

Comparison of the three months ended September 30, 2015 and 2014

Revenue

	Three Months Ended
	September 30,		Variance
	2015	2014	Amount	Percent
APAC	$3,573,478	$3,967,352	$(393,874)	(10)%
Americas	1,870,722	1,862,440	8,282	-
EMEA	2,348,129	1,240,311	1,107,818	89
Total multi-currency processing services revenue	7,792,329	7,070,103	722,226	10
Payment processing services revenue	4,826,084	4,242,200	583,884	14
Net revenue	$12,618,413	$11,312,303	$1,306,110	12%

Net revenue increased $1.3 million, or 12%, to $12.6 million for the three months ended September 30, 2015 from $11.3 million for the three months ended September 30, 2014.  These changes are described below.

Multi-currency processing services revenue

APAC multi-currency processing services revenue.    APAC multi-currency processing services revenue decreased $0.4 million, or 10%, to $3.5 million for the three months ended September 30, 2015 from $3.9 million for the three months ended September 30, 2014. The decrease in APAC multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three Months Ended
	September 30,			Variance
	2015	2014		Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	15,088	13,392	*	1,696	13%
APAC multi-currency processing settled transactions processed	1,592,544	1,487,209		105,335	7
APAC multi-currency processing gross foreign currency mark-up	$14,580,531	$15,263,132		$(682,601)	(4)
APAC multi-currency processing settled dollar volume processed	$328,675,347	$352,348,298		$(23,672,951)	(7)
APAC average net mark-up % on settled dollar volume processed	1.09%	1.13%		(0.04)%	(4)

The 7% decrease in settled dollar volume processed resulted in a $0.3 million decrease to revenue. APAC multi-currency processing revenue was further decreased by a 4% decrease in our average net mark-up percentage on settled dollar volume processed which resulted in a $0.1 million decrease to revenue. The decrease in average net mark-up percentage on settled dollar volume processed was primarily due to customer and pricing mix.

(*) For the three months ended September 30, 2014, APAC multi-currency processing active merchant locations was updated from the amount originally reported of 14,241.

Americas multi-currency processing services revenue.  Americas multi-currency processing services revenue increased $0.1 million, to $1.9 million for the three months ended September 30, 2015 from $1.8 million for the three months ended September 30, 2014.  The increase in Americas multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three Months Ended
	September 30,				Variance
	2015		2014		Amount	Percent
The Americas multi-currency processing active merchant locations (at period end)	10,796		15,531	*	(4,735)	(30)%
The Americas multi-currency processing settled transactions processed	920,186		791,145		129,041	16
The Americas multi-currency processing gross foreign currency mark- up	$4,206,929		$3,925,738		$281,191	7
The Americas multi-currency processing settled dollar volume processed	$97,770,470		$91,860,134		$5,910,336	6
The Americas average net mark-up % on settled dollar volume processed	1.74	%**	1.60	%**	0.14%	9%

The 9% increase in our average net mark-up percentage on settled dollar volume processed resulted in a $0.1 million increase to revenue. The Americas multi-currency processing revenue was further increased by a 6% increase in settled dollar volume processed which resulted in a $0.2 million increase to revenue. These increases were offset by a decrease in revenues earned on non-transactional services of $0.2 million. The primary reason for the increase in average net mark-up percentage on settled dollar volume processed is due to customer and product mix.

(*)For the three months ended September 30, 2014, The Americas multi-currency processing active merchant locations was updated from the amount originally reported of 17,641.

(**)For purposes of calculating “Average net mark-up percentage on settled dollar volume processed,” multi-currency processing services revenue includes revenue related to multi-currency transactions only.

EMEA multi-currency processing services revenue. EMEA multi-currency processing services revenue increased $1.1 million, or 89%, to $2.3 million for the three months ended September 30, 2015 from $1.2 million for the three months ended September 30, 2014.  The increase in EMEA multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three Months Ended
	September 30,			Variance
	2015	2014		Amount	Percent
EMEA multi-currency processing active merchant locations (at period end)	11,611	9,587	*	2,024	21%
EMEA multi-currency processing settled transactions processed	1,034,676	951,426		83,250	9
EMEA multi-currency processing gross foreign currency mark-up	$11,937,828	$5,518,433		$6,419,395	116
EMEA multi-currency processing settled dollar volume processed	$261,044,201	$140,945,785		$120,098,416	85
EMEA average net mark-up % on settled dollar volume processed	0.90%	0.88%		0.02%	2%

The 85% increase in settled dollar volume processed resulted in a $1.1 million increase to revenue. This increase is primarily a result of customer and pricing mix.

(*) For the three months ended September 30, 2014, EMEA multi-currency processing active merchant locations was updated from the amount originally reported of 14,374.

Payment processing services revenue

Payment processing services revenue is primarily earned from transaction processing services for customers in the Americas.  Payment processing services revenue increased $0.6 million, or 14%, to $4.8 million for the three months ended September 30, 2015 from $4.2 million for the three months ended September 30, 2014.  The increase was primarily due to professional service fees along with transaction processing fees, arising from the roll-out of new payment processing customers.

Cost of revenue

	Three Months Ended
	September 30,		Variance
	2015	2014	Amount	Percent
Payment processing services fees	$2,692,090	$2,613,327	$78,763	3%
Processing and service costs	3,776,232	3,222,608	553,624	17
Total cost of revenue	$6,468,322	$5,835,935	$632,387	11%

Payment processing service fees

The increase in payment processing service fees of $0.1 million, or 3%, to $2.7 million for the three months ended September 30, 2015 from $2.6 million for the three months ended September 30, 2014 is a direct result of the mix of business within the payment processing service revenue.

Processing and service costs

The increase in processing and service costs of $0.6 million, or 17%, to $3.8 million for the three months ended September 30, 2015 from $3.2 million for the three months ended September 30, 2014.  The increase is primarily due to a $0.6 million increase in multi-currency referral commissions earned by third party agents.

Selling, general and administrative expenses:

	Three Months Ended
	September 30,		Variance
	2015	2014	Amount	Percent
Selling, general and administrative expenses	$5,657,740	$4,369,155	$1,288,585	29%

Selling, general and administrative expenses increased $1.3 million, or 29%, to $5.7 million for the three months ended September 30, 2015 from $4.4 million for the three months ended September 30, 2014.  The increase in selling, general and administrative expenses was primarily due to an increase of $0.8 million in salary compensation and an increase of $0.5 million in stock-based compensation expense.

Restructuring charges

The Company recorded $0.3 million and  $0.5 million of restructuring charges in connection with a realignment of its workforce during the nine months ended September 30, 2015 and 2014, respectively. These charges primarily include employee severance and benefits.

Comparison of the nine months ended September 30, 2015 and 2014

Revenue

	Nine months ended
	September 30,		Variance
	2015	2014	Amount	Percent
APAC	$11,836,523	$11,955,505	$(118,982)	(1)%
Americas	5,114,772	5,152,889	(38,117)	(1)
EMEA	6,584,488	5,525,690	1,058,798	19
Total multi-currency processing services revenue	23,535,783	22,634,084	901,699	4
Payment processing services revenue	13,898,759	11,737,941	2,160,818	18
Net revenue	$37,434,542	$34,372,025	$3,062,517	9%

Net revenue increased $3.1 million, or 9%, to $37.4 million for the nine months ended September 30, 2015 from $34.4 million for the nine months ended September 30, 2014.  These changes are described below.

Multi-currency processing services revenue

APAC multi-currency processing services revenue.    APAC multi-currency processing services revenue decreased $0.1 million, or 1%, to $11.8 million for the nine months ended September 30, 2015 from $11.9 million for the nine months ended September 30, 2014. The decrease in APAC multi-currency processing services revenue was driven by changes in the following key business metrics:

	Nine months ended
	September 30,		Variance
	2015	2014	Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	15,088	13,392	1,696	13%
APAC multi-currency processing settled transactions processed	4,620,901	4,446,460	174,441	4
APAC multi-currency processing gross foreign currency mark-up	$46,639,711	$46,480,568	$159,143	-
APAC multi-currency processing settled dollar volume processed	$1,034,501,621	$1,082,051,232	$(47,549,611)	(4)
APAC average net mark-up % on settled dollar volume processed	1.14%	1.11%	0.03%	3%

The 4% decrease in settled dollar volume processed resulted in a $0.5 million decrease to revenue which was partially offset by a 3% increase in our average net mark-up percentage on settled dollar volume processed which resulted in a $0.4 million increase to revenue. This increase to our average net mark-up percentage on settled dollar volume processed was due to customer and pricing mix.

Americas multi-currency processing services revenue.  Americas multi-currency processing services revenue decreased $0.1 million, or 1%, to $5.1 million for the nine months ended September 30, 2015 from $5.2 million for the nine months ended September 30, 2014.  The decrease in Americas multi-currency processing services revenue was driven by changes in the following key business metrics:

	Nine months ended
	September 30,				Variance
	2015		2014		Amount	Percent
The Americas multi-currency processing active merchant locations (at period end)	10,796		15,531		(4,735)	(30)%
The Americas multi-currency processing settled transactions processed	2,338,898		2,033,629		305,269	15
The Americas multi-currency processing gross foreign currency mark- up	$10,858,136		$10,409,281		$448,855	4
The Americas multi-currency processing settled dollar volume processed	$247,312,048		$246,010,608		$1,301,440	1
The Americas average net mark-up % on settled dollar volume processed	1.81	%*	1.69	%*	0.12%	7

The 1% decrease in Americas multi-currency processing revenue is primarily a result of a decrease in revenues earned on non-transactional services of $0.4 million, offset by a 7% increase in our average net mark-up on settled dollar volume processed which resulted in a $0.3 increase in revenue. This increase to our average net mark-up percentage on settled dollar volume processed was due to customer and pricing mix.

(*)For purposes of calculating “Average net mark-up percentage on settled dollar volume processed,” multi-currency processing services revenue includes revenue related to multi-currency transactions only.

EMEA multi-currency processing services revenue. EMEA multi-currency processing services revenue increased $1.1 million, or 19%, to $6.6 million for the nine months ended September 30, 2015 from $5.5 million for the nine months ended September 30, 2014.  The increase in EMEA multi-currency processing services revenue was driven by changes in the following key business metrics:

	Nine months ended
	September 30,		Variance
	2015	2014	Amount	Percent
EMEA multi-currency processing active merchant locations (at period end)	11,611	9,587	2,024	21%
EMEA multi-currency processing settled transactions processed	3,663,060	3,215,121	447,939	14
EMEA multi-currency processing gross foreign currency mark-up	$31,285,922	$23,791,599	$7,494,323	31
EMEA multi-currency processing settled dollar volume processed	$704,982,577	$597,791,361	$107,191,216	18
EMEA average net mark-up % on settled dollar volume processed	0.93%	0.92%	0.01%	1%

The 18% increase in settled dollar volume processed resulted in a $1.1 million increase to revenue. This increase is primarily a result of customer and pricing mix due to our average net mark-up percentage on settled dollar volume processed.

Payment processing services revenue

Payment processing services revenue is primarily earned from transaction processing services for customers in the Americas.  Payment processing services revenue increased $2.2 million, or 18%, to $13.9 million for the nine months ended September 30, 2015 from $11.7 million for the nine months ended September 30, 2014.  The increase was primarily due to professional service fees along with transaction processing fees, arising from the roll-out of new payment processing customers.

Cost of revenue

	Nine months ended
	September 30,		Variance
	2015	2014	Amount	Percent
Payment processing services fees	$7,871,179	$7,507,005	$364,174	5%
Processing and service costs	10,399,830	10,182,522	217,308	2
Total cost of revenue	$18,271,009	$17,689,527	$581,482	3%

Payment processing service fees

The increase in payment processing service fees of $0.4 million, or 5%, to $7.9 million for the nine months ended September 30, 2015 from $7.5 million for the nine months ended September 30, 2014 is a direct result of the mix of business within the payment processing service revenue.

Processing and service costs

The increase in processing and service costs of $0.2 million, or 2%, to $10.4 million for the nine months ended September 30, 2015 from $10.2 million for the nine months ended September 30, 2014 was primarily the result of a $0.8 million increase in multi-currency referral commission earned by third party agents for new multi-currency customers, partially offset by a decrease in salary compensation of $0.5 million.

Selling, general and administrative expenses

	Nine months ended
	September 30,		Variance
	2015	2014	Amount	Percent
Selling, general and administrative expenses	$14,840,844	$13,953,925	$886,919	6%

Selling, general and administrative expenses increased $0.9 million, or 6%, to $14.8 million for the nine months ended September 30, 2015 from $13.9 million for the nine months ended September 30, 2014. The increase in selling, general and administrative expenses was primarily due to an increase in salary compensation of $1.0 million and stock-based compensation expense of $0.4 million. These increases were offset by a gain related to an insurance reimbursement of $0.5 million.

Restructuring charges

We recorded $0.3 million and $1.2 million of restructuring charges in connection with a realignment of our workforce during the nine months ended September 30, 2015 and 2014, respectively.  These charges primarily include employee severance and benefits.

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

In October 2014, we announced that our Board of Directors authorized the repurchase of up to $6.0 million of the Company’s outstanding shares of common stock.  The shares may be purchased from time to time during a period ending on December 31, 2015.  The timing, price and quantity of purchases are at our discretion and the program may be discontinued or suspended by us at any time.  As of December 31, 2014, the total amount of common stock repurchased under the program was 0.5 million shares for an aggregate price of $0.8 million. The total amount of common stock repurchased under the program through July 31, 2015 was 2.6 million shares for an aggregate price of $5.2 million.

On August 4, 2015, our Board of Directors expanded our share repurchase authorization by an incremental $5.2 million, bringing our total current authorization to $6.0 million. Under the new authorization, we may repurchase shares in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities and other factors. We have no obligation to repurchase shares under this program.  This authorization has no expiration date and may be suspended or terminated at any time. As of September 30, 2015, the total common stock repurchased under the program was 2.7 million shares for an aggregate price of $5.4 million.

From October 1, 2015 to October 31, 2015, we repurchased approximately 0.1 million shares of common stock for an aggregate price of $0.3 million. The total amount of common stock repurchased under the program through October 31, 2015 was 2.8 million shares for an aggregate price of $5.7 million.

On June 10, 2015, we entered into a $10.0 million secured revolving credit facility (the “Credit Facility”) with Citizens Bank, N.A. (“Citizens”) pursuant to a Credit and Security Agreement by and among the Company, certain affiliates thereof as borrowers or guarantors, and Citizens (the “Credit Agreement”).  The line of credit under the Credit Agreement is secured by substantially all of our personal property, including our intellectual property and that of our subsidiaries that are borrowers or guarantors.  The interest rate applicable to committed borrowings is tied to LIBOR plus a margin of 2.5%.  The Credit Agreement also provides for a letter of credit sub-facility of up to $2.0 million. The Credit Agreement contains customary affirmative and negative covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios, as well as an obligation to maintain a minimum availability requirement of at least $5.0 million in the aggregate of cash and availability under the line of credit.  The Credit Facility will provide funds for general corporate purposes and repurchases of issued and outstanding capital stock.  The Credit Facility matures on June 10, 2020 and is payable in full upon maturity.  As of September 30, 2015, the Company was in compliance with all financial covenants contained in the Credit Agreement and no amounts were outstanding.

Sources of liquidity

As of September 30, 2015, we had approximately $13.0 million in cash and cash equivalents of which we had $6.9 million in cash held by foreign subsidiaries. Currently, if we were to repatriate cash held by our foreign subsidiaries, to the extent that such repatriation was a taxable event, we could utilize a portion of our $67.2 million net operating loss carryforward to offset the tax obligation, so that no U.S. tax liability would arise. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Capital expenditures

Our capital expenditures related to property and equipment, software development costs, and intangible assets were approximately $1.1 million in the first nine months of 2015.  The 2015 capital expenditures were primarily attributable to our investment in the business primarily through capital expenditures for network infrastructure and investments in software development and equipment.

Cash flows

	Nine Months Ended
	September 30,
	2015	2014
Cash provided by operating activities	$8,035,295	$2,887,983
Cash used in investing activities	(1,140,283)	(1,230,125)
Cash (used in) provided by financing activities	(3,768,635)	515,150

Operating activities

Cash provided by operating activities during the nine months ended September 30, 2015 was $8.0 million, comprising $6.6 million of cash generated by operations and a net increase in our operating assets and liabilities of $1.4 million. This net increase in our operating assets and liabilities of $1.4 million primarily consisted of a  $1.2 million decrease in receivables, prepaid expenses and other assets coupled with a $0.5 million increase in accounts payable and accrued expenses and a $0.3 million increase in due to merchants.  These increases were partially offset by a $0.3 million increase in settlement assets and a $0.2 million increase in security deposits and other assets. Cash generated by operations of $6.6 million was inclusive of net income of $3.7 million and total non-cash charges of $2.9 million. Significant non-cash adjustments to net income primarily include depreciation and amortization expense of $2.2 million and stock option expense of $1.2 million which are offset by a gain on insurance proceeds of $0.5 million.

Cash provided by operating activities during the nine months ended September 30, 2014 was $2.9 million, comprising $4.5 million of cash generated by operations and a net decrease in our operating assets and liabilities of $1.6 million.  This net decrease in our operating assets and liabilities of $1.6 million primarily consisted of a $2.1 million decrease in accounts payable and accrued expenses, a $0.6 million decrease in due to merchants and a $0.2 million increase in security deposits and other assets.  These decreases were partially offset by a $0.9 decrease in settlement assets and a $0.3 million decrease in accounts receivables, prepaid expenses and other current assets.  Cash generated by operations of $4.5 million was inclusive of net income of $1.2 million and total non-cash charges of $3.3 million.  Significant non-cash adjustments to net income primarily included depreciation and amortization expense of $2.3 million and stock option expense of $1.0 million.

Investing activities

Cash used in investing activities for the nine months ended September 30, 2015 was $1.1 million, which was attributable to a $0.8 million investment in software development, a $0.2 million purchase of property and equipment and a $0.1 million decrease in merchant reserves.

Cash used in investing activities for the nine months ended September 30, 2014 was $1.2 million, which was attributable to a $2.0 million increase in restricted cash and a $1.2 million investment in the business through capital expenditures for network infrastructure and investments in software development.  These decreases were partially offset by an increase in merchant reserves of $2.0 million.

Financing activities

Cash used in financing activities for the nine months ended September 30, 2015 was $3.8 million, comprised of $4.6 million of treasury stock repurchases and $0.4 million in payments for capital lease obligations offset by $1.2 million in proceeds from the issuance of common stock.

Cash provided by financing activities for the nine months ended September 30, 2014 was $0.5 million, comprised of $0.9 million in proceeds from option exercises offset by $0.4 million in capital lease payments.

Contractual obligations and commitments

As of September 30, 2015, there were no material changes in our contractual obligations and commitments as disclosed in our financial statements for the year ended December 31, 2014 except for the following agreements:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We had cash and cash equivalents totaling $13.0 million and $9.8 million as of September 30, 2015 and December 31, 2014, respectively.  The cash and cash equivalents are held for working capital purposes. We did not have any derivative financial instruments as of September 30, 2015 and December 31, 2014. We are not exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates given the historic low levels of interest being earned on the short-term fixed-rate cash operating accounts.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

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

For the nine months ended September 30, 2015 and the year ended December 31, 2014, we had net income of $3.7 million and $3.2 million, respectively.  Previously, we had incurred losses since our inception, except in 2014, 2013 and 2011.  As a result, we had an accumulated deficit of $75.0 million as of September 30, 2015.

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

Our services require us to interconnect with the Visa, MasterCard, American Express, JCB and UnionPay card associations, and if these card associations do not allow acquiring banks and processors to offer certain services, either generally or in certain geographies, then we cannot sell our services to acquiring banks, processors and merchants, either generally or in those geographies. For example, in April 2010, Visa announced a moratorium on all new acquiring banks and merchants offering dynamic currency conversion, or DCC, services, such as our Pay In Your Currency service, and studied the impact of DCC on Visa cardholders and the Visa brand. In October 2010, Visa lifted the moratorium and established certain rule changes that removed a prior prohibition on offering DCC services in certain regions, namely Europe, the Middle East, Africa, Latin America and the Caribbean. Prior to the lifting of this moratorium we were unable to provide DCC services in those regions to potential customers. If the card associations do not allow the offering of certain services, either generally or in certain geographies, then we will not be able to sell our services to potential customers generally or in those geographies and our ability to grow our business and sustain profitability would likely be materially adversely effected.

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

A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the year ended December 31, 2014 and for the nine months ended September 30, 2015, subsidiaries of Global Payments Inc. represented 21% and 19%, respectively, of our revenue. Our contractual arrangements with these customers do not obligate them to offer our services and may not dictate the timing of implementation. Additionally, if these customers lose merchants or if their merchants do not use our services, then our revenue will decrease.

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

Any adverse change in economic conditions or government policies in China would likely have a material adverse effect on the overall economic growth in China, which in turn would lead to a reduction in demand for our services and solutions and consequently materially adversely affect our business, financial condition and results of operations.  For example, in June and August 2015, the Chinese economy experienced a stock market crash in which the Shanghai Composite index is down approximately 35% since its June 2015 high.

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

For example, in April 2010, Visa announced a moratorium on all new acquiring banks and merchants offering DCC services, including our Pay In Your Currency service, and studied the impact of DCC on Visa cardholders and the Visa brand. In October 2010, Visa lifted the moratorium and also established certain rule changes that removed a prior prohibition on offering DCC services in certain regions, namely Europe, the Middle East, Africa, Latin America and the Caribbean. Prior to the lifting of this moratorium we were unable to provide DCC services in those regions to existing or potential customers.    In addition, Visa now charges acquiring banks an annual fee of $45,000 for each country or territory in which they offer a DCC service. Both Visa and MasterCard may also charge additional cross‑border fees for transactions involving DCC. Visa’s new compliance regime for DCC includes unannounced “mystery shopping” audits of our customer’s merchants, to assess merchant compliance with the regulations applicable to DCC. Repeated failure by an acquiring bank or merchant to comply with regulations can result in substantial fines and could ultimately result in a prohibition upon such acquiring bank or merchant offering DCC. Remediation of negative audit findings can be costly and time consuming for our customers and the mere risk of such fines may reduce the number of acquiring banks willing to offer Pay in Your Currency services.

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

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention. Historically, a significant majority of our revenue has been generated from international customers, including international customers of North American merchants. For example, in 2014, we generated  69% of our revenue internationally and 31% in the United States and for the nine months ended September 30, 2015, we generated 62% of our revenue internationally and 38% in the United States.  International revenue and operations may be subject to risks such as:

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

A significant portion of our net revenue is derived from certain countries and territories. For the year ended December 31, 2014, we derived 31%, 16%, 16%, 6%, 5% and 5% of our net revenue from the United States, Hong Kong, the United Arab Emirates, Latin America, China and Canada, respectively, and for the nine months ended September 30, 2015, we derived 38%, 18%, 14%, 5%, of our net revenue from the United States, EMEA, Hong Kong, and China, respectively. We expect that a limited number of countries and territories will continue to account for a significant portion of our net revenue in future periods. If any of these countries or territories are affected by acts of terrorism, political unrest, natural disasters, the effects of climate change, outbreaks of diseases or other significant adverse changes, cross-border travel to these countries and territories could decline, which could adversely affect our business, financial condition and results of operations.

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

Currently, there is a high level of concentration in the international payment processing industry, with a few large processors providing payment card processing services to acquiring banks on a multi-national and multi-regional basis. International processors with whom we compete include:

•	First Data Corporation, with its OmniPay Limited subsidiary operating a multi-currency platform;
•	Elavon, Inc., a wholly-owned subsidiary of U.S. Bancorp, that operates in The Americas and Europe;
•	WorldPay (UK) Limited, that also primarily services the Americas and Europe and which in 2014 acquired Cobre Bem Tecnologia, a leading provider of payment solutions in Latin America.

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

We have substantially expanded our overall business, customer base, employee headcount and operations in recent periods both domestically and internationally. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. In particular, we provided our services to approximately 17,000 active merchant locations in 16 countries and territories as of December 31, 2010, approximately 88,000 active merchant locations in 23 countries and territories as of December 31, 2014 and approximately 109,000 active merchant locations in 23  countries and territories as of September 30, 2015.  The total number of active merchant locations for the year ended December 31, 2014 was updated from the originally reported amount of 93,000. Our  growth strategy contemplates further increasing the number of our customers and active merchant locations however, the rate at which we have been able to establish relationships with our customers and active merchant locations in the past may not be indicative of the rate at which we will be able to do so in the future.

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

As of September 30, 2015, we had issued patents in the United States, Australia, India, Indonesia, New Zealand, the Philippines, Singapore, South Africa, Sri Lanka, Taiwan and Japan. We also have patent applications pending in the United States and several other jurisdictions, all of which are counterparts to our patents and patent applications in the United States. Our patents generally have a duration of 20 years from the relevant priority date of each patent. We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them. In addition, third parties could claim invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of listed companies. The market price of our common stock, like the securities of many other technology companies, fluctuates over a wide range, and will continue to be highly volatile in the future. From January 1, 2014 to September 30, 2015, the closing price of our common stock on The NASDAQ Stock Market ranged from $1.37 to $3.95 per share. Stock prices of many newly public companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, financial condition and results of operations.

A significant portion of our total outstanding shares may be sold into the market pursuant to registration rights of certain stockholders. If there are substantial sales of shares of our common stock, the price of shares of our common stock could decline.

The price of shares of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. As of October 31, 2015, we had 56,463,033 shares of common stock issued, 53,667,947 shares of common stock outstanding, and an additional 6,851,144 shares of common stock issuable upon the conversion of preferred stock.

The holders of up to an aggregate of 6,768,874 shares of our common stock (which includes shares of our Series A Preferred Stock on an as-converted to common stock basis) outstanding as of October 31, 2015 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

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

As of October 31, 2015, our directors, executive officers and holders of more than 5% of our common stock (which includes preferred stock on an as converted to common stock basis), together with their affiliates, beneficially own, in the aggregate, 31.6% of our outstanding capital stock. As a result, these stockholders, acting together, would could potentially have the ability to substantially control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to influence the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of shares of our common stock by:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

Issuer Purchase of Equity Securities

			Total	Maximum
			Number of	Number
			Shares	(or approximate
			Purchased	dollar value)
			as Part of	of Shares
	Total	Average	Publicly	that May Yet be
	Number	Price	Announced	Purchased Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs(1)	Programs
July 1-31, 2015	1,231,412	$2.21	2,626,053	$0.8 million
August 1-31, 2015	69,497	$2.68	2,695,550	$5.7 million
September 1-30, 2015	—	$—	—	$5.7 million

(1)

On October 13, 2014, we announced that our Board of Directors authorized our current share repurchase program authorizing up to $6.0 million of our outstanding shares of common stock.  The shares may be purchased from time to time during the period ending December 31, 2015.  The timing, price and quantity of purchases are at our discretion and the program may be discontinued or suspended at any time.

Additionally, on August 4, 2015, we expanded our share repurchase authorization by an incremental $5.2 million, bringing its total current authorization to $6.0 million. Under the new authorization, we may repurchase shares in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities and other factors. We have no obligation to repurchase shares under this program.  This authorization has no expiration date and may be suspended or terminated at any time.    As of September 30, 2015, the total common stock repurchased under the program was 2.7 million shares for an aggregate price of $5.4 million.

From October 1, 2015 to October 31, 2015, we repurchased approximately 0.1 million shares of common stock for an aggregate price of $0.3 million. The total amount of common stock repurchased under the program through October 31, 2015 was 2.8 million shares for an aggregate price of $5.7 million.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

(a) Exhibits

Exhibit		Incorporated by Reference			Filing	Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.1	Executive Retention Agreement dated April 25, 2011, by and between the Company and Raymond D’Aponte.					X
10.2	Executive Offer Letter dated April 25, 2011, by and between the Company and Raymond D’Aponte.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to					X
Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 31a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

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

PLANET PAYMENT, INC.
(Registrant)

Dated: November 4, 2015	By:	/S/ CARL J. WILLIAMS
Carl J. Williams
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Dated: November 4, 2015	By:	/S/ RAYMOND D’APONTE
Raymond D’Aponte
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filing	Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.1	Executive Retention Agreement dated April 25, 2011, by and between the Company and Raymond D’Aponte.					X
10.2	Executive Offer Letter dated April 25, 2011, by and between the Company and Raymond D’Aponte.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

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