Form 10-Q/A
period 2015-03-31
Planet Payment Inc
filed 2015-11-24
CIK 1362925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment (the “Amendment”) to our Form 10-Q for the Quarterly Period Ended March 31, 2015 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2015, is solely to revise Exhibit 31.1 and Exhibit 31.2 certifications originally filed with our Form 10-Q to include all of the introductory language of paragraph 4 and the language of paragraph 4(b) as prescribed by Item 601(b)(31) of Regulation S-K.

This Amendment contains only the Cover Page, this Explanatory Note, Item 6, the Signature Page and Exhibits 31.1 and 31.2. No other changes have been made to the Form 10-Q as filed with the SEC on May 7, 2015. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

Item 6. Exhibits

Exhibit		Incorporated by Reference			Filing	Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANET PAYMENT, INC.
(Registrant)

Dated: November 24, 2015	By:	/S/ CARL J. WILLIAMS
Carl J. Williams
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Dated: November 24, 2015	By:	/S/ RAYMOND D’APONTE
Raymond D’Aponte
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filing	Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X