Form 10-Q/A
period 2015-06-30
Planet Payment Inc
filed 2015-11-24
CIK 1362925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

The purpose of this Amendment (the “Amendment”) to our Form 10-Q for the Quarterly Period Ended June 30, 2015 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on August 4, 2015, as amended on October 9, 2015, is solely to revise Exhibit 31.1 and Exhibit 31.2 certifications originally filed with our Form 10-Q to include all of the introductory language of paragraph 4 as prescribed by Item 601(b)(31) of Regulation S-K.

This Amendment contains only the Cover Page, this Explanatory Note, Item 6, the Signature Page and Exhibits 31.1 and 31.2. No other changes have been made to the Form 10-Q as filed with the SEC on August 4, 2015, as amended on October 9, 2015. This Amendment speaks as of the original filing date of the Form 10-Q, as amended, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q, as amended.

Accordingly, this Amendment should be read in conjunction with the Form 10-Q, as amended and our other filings with the SEC.

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