Form 10-K
period 2015-12-31
Planet Payment Inc
filed 2016-03-03
CIK 1362925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 001‑35699

PLANET PAYMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13‑4084693 (I.R.S. Employer Identification No.)

670 Long Beach Blvd., Long Beach, NY 11561

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (516) 670‑3200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). ☐ Yes  ☒ No

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non‑affiliates based on the closing price of the registrant’s common stock on June 30, 2015 as reported on The NASDAQ Stock Market was $110,453,645. This number is provided only for the purpose of this report on Form 10‑K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of February 29, 2016,  51,821,800 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2015 are incorporated by reference in Items 10 ‑ 14 of Part III of this Annual Report on Form 10‑K.

FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K includes forward‑looking statements. All statements contained in this Annual Report on Form 10‑K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward‑looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend” and “expect” and similar expressions are intended to identify forward‑looking statements. We have based these forward‑looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short‑term and long‑term business operations and objectives, and financial needs. These forward‑looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors.” In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10‑K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward‑looking statements.

Although we believe that the expectations reflected in the forward‑looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of these forward‑looking statements after the date of this Annual Report on Form 10‑K or to conform these statements to actual results or revised expectations.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of an initial public offering of our equity securities; (iii) the date on which we have issued more than $1 billion in non‑convertible debt during the prior three year period; and (iv) the date on which we are deemed to be a “large accelerated filer.”

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

PART I

ITEM 1.  BUSINESS

Overview

Planet Payment, Inc. together with its wholly-owned subsidiaries (“Planet,” “the Company,” “us” or “we”) is a provider of international payment and transaction processing and multi‑currency processing services. We provide our services to approximately 118,000 active merchant locations in 21 countries and territories across the Asia Pacific region, the Americas, the Middle East, Africa and Europe, primarily through our acquiring bank and processor customers, as well as through our own direct sales force. We provide banks and their merchants with innovative services to accept, process and reconcile electronic payments. Our point‑of‑sale multi‑currency payment processing services are designed for merchants in the retail, restaurant, and hospitality environments. We also provide payment services for e‑commerce and mail and telephone order merchants. Our point‑of‑sale and e‑commerce services help merchants sell more goods and services to consumers, and are integrated within the international payment card transaction process enabling our acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. Our ATM services provide our domestic and international acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction. We also offer transaction processing services that allow merchants to offer a range of commercial services including pre‑paid mobile phone top‑up and bill payments using the same point‑of‑sale devices deployed to accept payment cards. We are a registered third party processor with the major card associations and operate in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

Our services help acquiring banks, processors and merchants enhance revenue, broaden their product set and open new sales channels. Our payment processing services enable the authorization and settlement of payment transactions by providing the connections between the merchant, its bank and the card association. In addition, we provide online access to advanced reconciliation and reporting services and localized language support to our customers. Our flagship offerings are our multi‑currency processing services, which include Pay in Your Currency®, our point-of-sale Dynamic Currency Conversion (DCC) service, Multi-Currency Pricing primarily for card-not-present merchants and DCC at ATMs. These services enable merchants to offer customized pricing in multiple currencies. Additionally, acquiring banks, processors and merchants all benefit from the ease of settlement and reporting in their local currency.

Our proprietary, currency‑neutral payment processing technology platform enables us to develop and deliver a broad range of international payment services, quickly enter new markets and provide a range of differentiated solutions and analytical tools that are easily integrated within our customers’ existing business processes. We provide our customers with worldwide connectivity to our payments infrastructure that is secure, compliant and regularly updated. Our secure platform is highly scalable to facilitate growth and meet the needs of new customers, and flexible to provide a broad range of capabilities, including the unique regional requirements of the various markets in which we operate.

We distribute and cross sell our services across a variety of points‑of‑sale and e‑commerce payment channels with customized solutions in specific verticals, such as hospitality, restaurants and retail. We believe our business model creates powerful network effects which help drive growth and operating leverage in our business while our customer contracts, which generally have an initial term of three to five years, provide a stable customer base. In 2015, we generated 63% of our revenue internationally and 37% in the United States, through a revenue model that generates fees every time a purchase is made across our network. We manage our business through two operating segments: multi‑currency processing services and payment processing services. For the year ended December 31, 2015, our multi‑currency processing services represented 63% of our revenue and our payment processing services represented 37% of our revenue.  For a breakdown of revenue by operating segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

We were incorporated in Delaware in October 1999 and our common stock is traded on The NASDAQ Stock Market, or NASDAQ (trading symbol: "PLPM"). Our corporate headquarters are located at 670 Long Beach Blvd., Long Beach, New York 11561, and our main telephone number is (516) 670‑3200. We maintain a website at www.planetpayment.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10‑K.

The global payments industry

We operate in the global payments industry, with a specific focus on international payment processing. We believe there are three primary trends that drive growth in our industry:

•	continued global shift toward electronic payment transactions;
•	increased international travel and commerce; and
•	increased e‑commerce on a global scale.

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

Our solutions to industry challenges

Our solutions are designed to enable acquiring banks, processors and merchants to respond to the challenges facing the global payments industry by expanding the market reach and merchant portfolio of our acquiring bank customers, providing an attractive new revenue stream for our acquiring bank customers and merchants, and improving the buying experience for consumers.

Acquiring banks, processors and card associations

Through our platform, acquiring banks, processors and card associations are able to offer differentiated services to merchant customers that enhance merchant loyalty, attract new merchants, and open new sales channels. In addition, by securing a share of the foreign exchange rate margin, customers using our multi‑currency processing services gain access to a new, high‑margin revenue stream. By partnering with us, our customers get access to our next‑generation technology and are able to cost‑effectively enhance the processing services they offer to merchants and the ATM services they offer to cardholders. Our acquiring bank and processor customers also gain a competitive advantage by being able to more easily expand their merchant and ATM portfolios and open new sales channels without incurring significant up‑front costs. We provide our customers with worldwide connectivity to our payments infrastructure that is secure, compliant and regularly maintained and updated.

Merchants

Merchants can use our services to attract more international customers, and make the buying experience more convenient and transparent and share in a financial incentive. Merchants that use our services are also able to leverage customized solutions that are adapted for their specific business. For example, in the restaurant vertical where the payment card is frequently swiped at a location away from the customer, we developed our patented “Cardholder Choice” service, which presents the two currency amounts and disclosure information on the receipt itself and allows the customer to make a selection on that same receipt. Because of the flexibility and scalability of our platform, merchants can enjoy a single processing solution that is integrated and consistent across multiple locations. Our solutions also provide merchants with the ability to offer commercial services, including prepaid mobile phone top‑up and bill payments, using the same point‑of‑sale devices deployed to accept payment cards.

Consumers

Consumers benefit from the advanced multi‑currency services we provide to our customers, enjoying greater clarity as to the final cost of the transaction in their native currency for point‑of‑sale purchases, online transactions or cash withdrawals.

Our competitive strengths

Domain knowledge of international payments

Since our founding in 1999, we have established deep domain knowledge of international payments and multi‑currency payment processing based on our multi‑currency capabilities, patented technology, proprietary transaction‑level reconciliation, global reporting and data analytics services, and support for local language and market requirements. Given the breadth of our offerings, the global scope of our services, our brand recognition in the industry and the proprietary nature of our technology, we believe we are one of the leading providers of international payment processing services in the world.

Broad international footprint and distribution

We provide our services to more than 70 acquiring banks, processors and card associations who offer our payment and multi‑currency services to their own network of merchants. We utilize our direct sales force and have leveraged the geographic footprints and distribution capabilities of our acquiring customers to build a diversified base of approximately 118,000 active merchant locations in 21 countries and territories across the Asia-Pacific region, the Americas, the Middle East, Africa, and Europe. In the United States and Canada, we offer our payment processing services directly to merchants in certain channels.

Versatile and scalable proprietary technology platform

We have developed and operate a single, currency‑neutral payment processing platform that enables us to quickly enter new markets and respond to new opportunities. Our proprietary platform is highly scalable to meet the needs of large volume customers, highly flexible to provide a broad range of capabilities, and meets the regional requirements of the various markets in which we operate. Given the unified architecture of our single platform, once new enhancements and solutions have been implemented, they are available to all of our customers around the world. Planet Switch is our front‑end system, which communicates with the merchant’s system and provides transaction authorization, switching and security services. Merchant Accounting System, or MAS, is our back‑end system, which makes a financial record of transactions between a merchant, acquirer and a card association; and calculates, effects settlement and prepares statements of payments, costs, losses and adjustments with respect to transactions in all supported currencies. MAS also comprises our reconciliation and reporting system, which also provides certain fraud and risk management tools, as well as web‑based reporting and email alerts with local language support. Our platform has dedicated endpoints which allow us to connect directly to Visa, MasterCard, American Express, JCB and UnionPay, and provide an end‑to‑end service for our customers without the need for third‑party processors. We also provide a proprietary Internet payment gateway service, the Planet Payment Gateway, which is fully integrated into our platform, to provide a range of online payment processing and multi‑currency services to e‑commerce customers. Our Commercial Services Platform, or CSP, enables us to provide processing services for other transaction types, including pre‑paid mobile phone top‑up and bill payments which allow merchants to use the same point‑of‑sale device deployed to accept payment cards.

Differentiated and innovative suite of payment and transaction services

Our proprietary platform offers a broad range of domestic and international point‑of‑sale and e‑commerce processing services. Our suite of services is comprised of our:

•

Pay In Your Currency service that enables international consumers to complete purchases at retailers, restaurants, hotels and e-commerce merchants in their own currency for greater transparency using our patented rate mark‑up technology, while merchants enjoy the ease of settlement and reporting in their local currency.

•

Payment Processing service that provides end‑to‑end processing of both domestic and multi‑currency transactions, including authorization, capture, clearing and settlement services.  For local language and market requirements, local card types such as UnionPay (Asia‑Pacific), Interac (Canada) and Maestro and regional interchange regimes.

•

Multi-Currency Pricing service that enables e-commerce, point‑of‑sale, and mail order and telephone order, or MOTO, merchants to target international consumers by allowing them to view pricing and make purchases in their home currencies.

•

DCC at ATMs service that enables international consumers to complete ATM withdrawals in their own currency for greater transparency, while banks enjoy the ease of settlement and reporting in their settlement currency.

•

The Planet Payment Gateway that provides fully‑integrated domestic and multi‑currency processing services with connectivity to a range of processors that enables acceptance of all major payment types and numerous alternative payment methods.

•

Commercial Transaction service that allows merchants to offer a range of commercial services including pre‑paid mobile phone top‑up and bill payments using the same point‑of‑sale device deployed to accept payment cards.

•

Global Consolidated Reporting and Data Analytics that provide merchants with valuable insights into their operations, with in‑depth profiles of customer spending habits and country of origin; also enables merchants to create personalized marketing programs to attract international consumers.

Customized vertical specific solutions

We leverage our platform and services to create a suite of customized solutions for specific verticals and channels, such as hospitality and retail, which we believe provide a differentiated value proposition for our customers. We have also created solutions for specific point‑of‑sale systems, such as support for certain integrated systems for the hospitality solution integrated systems, which enable merchants to utilize our Pay in Your Currency services easily without any further integration. For the e‑commerce vertical, our Planet Payment Gateway provides customers with fully-integrated domestic and Multi‑Currency Pricing services.

Business model with network effects

We believe there are significant and powerful network effects in our business model which help drive growth and operating leverage in our business. As we continue to add new acquiring bank and processing customers, we gain the benefits of their sales force and distribution capabilities as well as their network of merchants. As we gain additional market penetration, our customers’ competitors have recognized the value we provide and have sought to partner with us to provide our services. As we ‘board’ new merchants, we gain additional market penetration and we are able to demonstrate the benefits of our services to other merchants who may also choose to implement our services.

Our strategy

We seek to extend our position and enhance the network effects in our business model by continuing to penetrate our existing markets and expand into new geographies and market segments. Our goal is to continue to deliver innovative payment services to our customers that help merchants sell more goods and services and improve their business efficiencies. The key components of our strategy are discussed below.

Continued focus on existing customer base

We intend to continue collaborating with our existing acquiring bank customers, processor customers and card associations in order to increase participation by merchants in the various services that we offer together. We believe that with our existing acquiring bank and processor customers and card associations, we have a large addressable market, which consists of such entities’ existing pools of merchants, as well as additional merchants that they may acquire in the future.

Cross‑sell to existing customers

We intend to continue to cross-sell our innovative services to our acquiring banks, processors, merchants and card associations. We believe our range of services and solutions enable cross‑selling opportunities that are intended to increase revenue from our existing customers by helping them broaden their product set with additional value‑add services. For example, certain of our acquirer bank customers that have successfully deployed our Pay in Your Currency service have added our DCC at ATM solution to their ATM networks.  We believe these cross‑sale opportunities are at a very early stage of penetration and may represent a significant incremental margin opportunity for us because of lower customer acquisition and integration expenses.

Add new customers

Our sales and business development group will continue to target new acquiring banks, processors, merchants and card associations in existing regions. In 2015, we implemented three new acquiring banks. We believe acquiring banks, processors and card associations are seeking differentiated solutions, such as ours, to provide them with international payment processing services as well as multi‑currency processing capabilities, which they can offer to merchants. We believe merchants are increasingly seeking global payment and e-commerce processing services, such as ours, that are integrated into their existing business processes, enabling them to consolidate reporting and data from different international business units, regardless of geographic location or acquirer.

Enter new markets

We are leveraging our platform to enter new geographies and business sectors. We are working to implement our services in new countries to expand our footprint and support the growth of our customers with a focus on geographies. We are also expanding into additional business areas where we can offer our differentiated technology and services. We believe the expansion of our services will increase our market opportunity and continue to facilitate our growth into the future.

Enhance our technology platform capabilities

We will continue to use our technology resources to develop advanced platform capabilities in order to enhance our market position and enable our customers to retain and attract new business. We believe that platform enhancements, will lead to increased revenue. For example, by adding support for the EMV international payment card standard, also known as “chip and PIN,” as required in certain regions, we significantly opened the market opportunity for our multi‑currency processing services around the world. We are therefore already in a position to support the advent of EMV cards in the United States, which began in 2015.

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

We are expanding acceptance of international cards across new regions and enabling multi-currency functionality across other international card associations.  We have, for instance, delivered UnionPay support for banks in Myanmar, and a multi-currency enabled UnionPay solution for U.S. merchants, allowing our merchant customer to sell more effectively to Chinese cardholders.  We are also adding dynamic currency conversion for JCB for certain acquirer customers in Asia.  We continue to develop support for custom regional needs such as Food Voucher Card support in Mexico.

We continue to expand the delivery of DCC ATM support around the world including Mexico, Malaysia and the United Arab Emirates.   This requires integration with an expanding list of ATM manufacturers and ATM host systems.

Enhanced focus on Data and Transaction Security

The payment industry and Planet Payment have increased the focus on security issues.  We are expanding our delivery of payment data encryption services across the globe with implementation of point to point encryption (P2PE) in India and derived unique key per transaction (DUKPT) encryption key management in Malaysia.

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

Our services

We provide a range of international payment processing and multi‑currency processing services that are integrated within the payment card transaction flow. Our services enable our customers to process and reconcile payment transactions in multiple currencies, geographies and channels at the point‑of‑sale, ATMs and through e‑commerce, as more fully discussed below.  Our services include payment processing, multi-currency processing, gateway, data analytics, and commercial transaction services.

Payment processing

Our advanced payment processing services provide an end‑to‑end solution for our acquiring bank and merchant customers. Merchants wishing to accept electronic payments as opposed to cash and paper checks require a broad range of payment processing services. These encompass support for many payment types, including major credit and debit cards, regional debit products and Automated Clearing House, or ACH, payments. Merchants need the ability to accept payments online, from a mobile device, as well as at physical points of sale. All these solutions must be offered with the highest levels of fraud and security protection.

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

Our platform accepts transactions from a broad range of point‑of‑sale devices, mobile devices and payment gateways for e‑commerce and telephone / mail order merchants. We offer a fully‑managed payment solution hosted by Planet and integrated into our processing platform that enables integrated payment processing for hospitality solution point‑of‑sale and property management systems. The Planet Payment Gateway online payment solution is designed to help e‑commerce and mail and telephone order merchants accept online payments securely, quickly and in any currency.

At the end of each day, regardless of the source of the transactions, we capture all of the transactions processed during the day for each merchant and submit them to the card associations as part of the clearing and settlement process. Thereafter, we reconcile and provide reporting to our customers on the transactions that have been processed.

On the back-end of the process, we deploy our Merchant Accounting System, or MAS, comprising a single, flexible and scalable platform that supports acquiring banks, processors and card associations across multiple geographies and payment systems. The key functions of MAS include clearing to the major card associations; intra‑country, intra‑regional and international interchange support; flexible merchant pricing structures; online exception and chargeback management tools; and multiple language support for acquirers and merchants, including the ability to support double‑byte character sets, such as for Mandarin and Cantonese.

As part of our processing services, we also offer our acquiring bank and processor customers advanced transaction reconciliation and reporting services, including the capability for segregated reporting by region, market and currency, available via our secure web portal.

Merchants using our Commercial Services Platform, or CSP, can accept payment transactions and provide commercial services such as mobile phone top up and bill payments, all processed from a single point‑of‑sale device. The CSP connects to our transaction front- and back-end for processing of the financial transactions and to the third-party content provider for the commercial services.

Multi‑currency processing

Our flagship offering is multi‑currency processing, which empowers acquiring banks, processors and merchants to provide (1) Pay in Your Currency, our point-of-sale DCC service, (2) Multi-Currency Pricing primarily for card-not-present merchants and (3) DCC at ATMs, in each case through our single, currency‑neutral proprietary payment processing technology platform.

Our multi‑currency processing services are designed for a variety of payment environments, from customer‑facing terminals to fully integrated front‑desk systems and ATMs as well as through our online e‑commerce gateway or a third‑party e‑commerce gateway.

Pay In Your Currency

Pay In Your Currency is a customer service feature in which a payment card purchase initially priced in the merchant’s local currency is converted, after the card is presented by a consumer, in real time at the point‑of‑sale into the consumer’s native currency while the merchant continues to receive settlement in its local currency. We believe this creates a personalized shopping experience and allows international consumers to enjoy the clarity and convenience of paying for their purchase in their native currency.

To further illustrate the advantages of Pay In Your Currency, the chart below sets forth a representative transaction flow for processing: (1) a traditional card‑based payment by a U.S. consumer to a Hong Kong merchant; and (2) a card‑based payment by a U.S. consumer to a Hong Kong merchant using Pay In Your Currency:

	Traditional cross‑border transaction (U.S. Dollars and Hong Kong Dollars)	Planet Payment Pay In Your Currency transaction (U.S. Dollars and Hong Kong Dollars)
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

Merchant	The merchant terminal transmits the card information and transaction amount (in Hong Kong Dollars) to the acquiring bank or its third‑party processor.

If U.S. Dollars are selected, the merchant (1) uses our technology to show the consumer the price in U.S. Dollars and the exchange rate with a margin agreed to by Planet and the acquiring bank and (2) transmits the card information and transaction amount (in U.S. Dollars) to Planet (on behalf of the acquiring bank).

Acquiring Bank/Processor

The acquiring bank or its third‑party processor submits the authorization request (in Hong Kong Dollars) to the card association. Upon eventual settlement of the transaction by the card association, the card association pays the acquiring bank the amount of the charge in Hong Kong Dollars, so that the acquiring bank can pay the merchant what it expects to be paid in the merchant’s local currency.

We (on behalf of the acquiring bank) submit the authorization request (in U.S. Dollars) to the card association. Upon eventual settlement of the transaction by the card association, the card association converts the amount back to Hong Kong Dollars and pays the acquiring bank, so that the acquiring bank can pay the merchant what it expects to be paid in its local currency. The margin that was included in the exchange rate is shared by the acquiring bank, the merchant and Planet.

Card Association (Visa or MasterCard)

The card association typically (1) converts the amount from Hong Kong Dollars into U.S. Dollars using its internal treasury rates and (2) routes the authorization request in U.S. Dollars to the card issuing bank for response.

The card association routes the authorization request in U.S. Dollars to the card issuing bank for response.

Card Issuing Bank

The card issuing bank approves or declines the transaction and that response is transmitted back through the chain to the merchant. Upon eventual settlement of the transaction, (1) the card association charges the card issuing bank and the acquiring bank certain fees for the international transaction and (2) the card issuing bank reflects the final cost of the transaction (the sum of fees, foreign exchange rate and cost of the purchased item) on the consumer’s card statement in U.S. Dollars.

The card issuing bank approves or declines the transaction and that response is transmitted back through the chain to the merchant. Upon eventual settlement of the transaction, (1) the card association charges the card issuing bank and the acquiring bank certain fees for the international transaction and (2) the card issuing bank reflects the final cost of the transaction on the consumer’s card statement in the consumer’s native currency, U.S. Dollars, as agreed to by the consumer at the point‑of‑sale.

Multi-Currency Pricing

Merchants use Multi-Currency Pricing, primarily in e‑commerce, to target and reach international markets more effectively by offering their customers the ability to view pricing in multiple currencies and pay in the currency of their choice. With Multi-Currency Pricing, the merchant continues to receive settlement in its preferred currency, thereby enabling each party to the sale to transact business in the currency of their choice.

With Multi-Currency Pricing, the merchant prices its goods and services in various currencies and the customer makes the decision to purchase the goods and services in the currency of their choice. The consumer then presents his or her card at the point‑of‑sale and completes the transaction in the chosen currency as displayed by the merchant, and as far as the consumer is concerned, no conversion takes place. The transaction is submitted to the card association in the chosen transaction currency. Upon settlement by the card association to the acquiring bank, the transaction is converted back into the merchant’s settlement currency so that the acquiring bank can pay the merchant what it expected to be paid for the transaction in the merchant’s local currency.

DCC at ATMs

Banks and ATM operators using our DCC at ATMs service offer improved customer service for international travelers using their ATM’s for their cash needs abroad. With this service, international travelers can withdraw local currency from participating ATMs, using their foreign MasterCard card. These travelers enjoy the convenience of knowing, at the time of withdrawal, the exact amount debited from their bank account, in their home currency. The service operates in a similar way to the Pay in Your Currency service, in that the cardholder is offered the choice whether to be billed in local currency or the currency of the card at the time of making a cash withdrawal. The settlement with the bank or ATM operator continues to be made in the local currency, just as it would be for any other cash transaction.

Planet Payment Gateway

The Planet Payment Gateway service provides PCI compliant payment gateway services for e-commerce, m-commerce, call center, mail order and telephone order merchants. The Gateway provides our customers domestic and multi-currency processing services, local and alternative payments, robust integration tools and connections to multiple fraud solutions that help merchants manage their business more effectively.

The Gateway enables acceptance of all major payment types and a number of alternative payment methods preferred by consumers in markets outside of the United States and offers merchants flexibility in configuring the Gateway to meet their business and processing needs.  A merchant can service its United States customers by accepting Visa and MasterCard and offer its international customers with a range of local and alternative payments worldwide through a single gateway integration.

We are currently providing the Planet Payment Gateway to customers in the United States and Canada and intend to make it available to our customers in all other regions where we operate.  The Planet Payment Gateway also supports UnionPay Online Payment or UPOP service and provides merchants in the United States and Canada with the additional facility to authenticate and process UnionPay credit and debit cards and bank transfer online, thereby providing merchants with better access to the Chinese e-commerce market. Our secure tokenization and sophisticated fraud and chargeback management tools are designed to help merchants manage the risks of conducting business in a card not present environment.

Global consolidated reporting and data analytics

Our global consolidated reporting and data analytics service offers merchants valuable insights into their operations. Our centralized reporting platform can provide transactional data in a uniform, consolidated on‑line format across a merchant’s international operations with the ability to focus upon selected data according to a merchant’s particular requirements.

Commercial transaction services

Our CSP technology enables us to offer commercial transaction processing services, in addition to the processing of financial transactions using payment cards. This allows merchants to offer a range of commercial services including pre‑paid mobile phone top‑up and bill payments using the same point‑of‑sale device deployed to accept payment cards. The CSP connects to the relevant processor, whether our own payments platform or a third-party platform for the commercial services, in order to deliver the relevant transactions where they need to be processed. The technology also enables us to manage the point‑of‑sale device applications remotely, which can simplify the process of updating the software and adding new applications that can operate on the same devices.

Customer service

We offer a full service customer support center based in our Delaware and Hong Kong facilities. Calls are answered and responded to 24 hours a day, seven days a week. The call center is divided into consumer, merchant and corporate services teams to help streamline the process. These teams are trained to deal with Level I type issues, which involve support for our direct merchant portfolio in North America, where we are the first point of contact. Level II type issues, where we are supporting our acquiring bank and processor customers on their technical issues (and in response to more difficult Level I type issues our customers receive from their merchants) are escalated to the appropriate support team (in the United States or Hong Kong) for resolution via a problem ticket management system. All calls are entered as cases into a customer relationship management system to ensure integrity and continuity of service.

Our acquiring banks, processors and card associations

We provide our services to more than 70 acquiring banks, processors and card associations in 21 countries and territories across the Asia-Pacific region, the Americas, the Middle East, Africa and Europe. Our relationship with acquiring banks, processors and card associations provides us with broad market coverage by leveraging their distribution networks and global portfolios of merchants. Our acquiring bank, processor and card association customers include: Global Payments, Inc., Mashreqbank PSC,  Network International LLC, Visa, Inc., and TSYS Acquiring Solutions LLC. In 2015, Global Payments, Inc. and Mashreqbank PSC represented 18% and 11% of our revenue, respectively.

We typically enter into three- to five- year contracts with our acquiring banks, processors and card associations which contain “evergreen” renewal clauses, so that they automatically renew for a further period, unless one party affirmatively terminates the contract. Our acquiring banks, processors and card associations often either renew or extend their contracts at the expiration of the term.  Other terms typically include representations and warranties concerning compliance with PCI data standards, applicable laws in the relevant designated territory and rules and regulations of the card associations.  We typically agree to indemnify in the event that our program infringes on third party intellectual property; Planet liability is generally capped at amounts which vary by contract and nature of claim.  The standard agreement also permits limited audit rights with respect to our records.

Our sponsor banks

In order to offer merchant acquiring services for Visa and MasterCard transactions as we do in the United States and Canada, we must be sponsored by a financial institution that is a principal member of the Visa and MasterCard networks. The sponsor bank must register us with Visa as an independent sales organization and with MasterCard as a member service provider. We have therefore entered into sponsorship agreements with member banks of the Visa and MasterCard networks, which we refer to as our sponsor banks that allow us to offer card acquiring services directly to merchants.

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

Our merchants

We provide our services to approximately 118,000 active merchant locations around the world. We serve these merchant locations, either indirectly through our acquiring banks, processors and card associations or directly through our sales force, and deliver innovative payment services that help merchants sell more goods and services. As of December 31, 2015, our active merchant locations grew 35% compared to December 31, 2014. For the year ended December 31, 2015, multi‑currency services processing transaction volume from retail, lodging, restaurant and e‑commerce comprised 53%, 31%, 7% and 6%, respectively, of the total multi‑currency processing transaction volume we processed during that period.

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

Our marketing staff is focused on marketing our company, our services and our acquiring bank and processor customers’ services. Managing our corporate website presence is a key responsibility for the marketing team, with a focus on acquiring bank and processor acquisition and description of our services to merchants. Since we allow our acquiring bank and processor customers to market our services under their own brands, our marketing team also assists our customers with the development of marketing materials to encourage adoption of our multi‑currency processing services.

Seasonality

Our business and operations are seasonal in nature.  Historically, our second and third fiscal quarters generate less revenue than our first and fourth fiscal quarters.  We generally expect that this trend will continue for the foreseeable future.

Technology

We believe that our wholly-owned, currency‑neutral processing platform is a major reason why leading international banks, processors and card associations use our services. The platform enables us to operate as an international independent third‑party processor with direct connectivity to card associations around the world. Since our platform is maintained internally, we are able to efficiently respond to customer needs and market opportunities. Our platform consists of seven synchronized processing centers linked by a global telecommunications network. Our primary data centers are located in secure facilities in Elmsford, New York, and New Castle, Delaware. We also host facilities in

Bermuda, Shanghai and Macau as well as two facilities in Hong Kong, through co‑location arrangements. The following is a summary of key attributes of our processing platform:

•

Singular platform.  We operate a single platform that supports all the currencies, languages and regional card products that we offer our customers. Our platform is built on a unified architecture with a centralized database as opposed to the processing platforms of some of our primary competitors that use a regionalized architecture and regionalized database, with differing levels of functionality and a variety of interface technologies. Our singular platform provides consistency in our services, rapid response to emerging technologies and changing industry standards, and allows us to efficiently offer our services across geographies. Merchants operating across multiple territories can conveniently access a consolidated view of their transaction activity and use their preferred point‑of‑sale technology. As a result, our merchants can deliver a consistent customer experience in any region, which reduces implementation costs and customer training for both sales and operations.

•

Individualized exchange rates.  Our acquiring banks and merchants can use our patented technology to offer individualized exchange rates for each transaction based on a number of different factors, including merchant location, the customer’s native currency and any special offers. The platform can also accept multiple exchange rate sources and provide rate guarantees for a specific time period; for example, for e‑commerce merchants where delivery of the product may take place several days after the payment transaction.

•

Scalability.  Our platform can expand to add new banks and merchants, increase transaction volumes and enter new markets. Our unified global platform utilizes a distributed architecture, which improves flexibility and scalability. The number of payment card transactions that we can process is limited by the number of transactions per second that can be processed by our authorization system and the storage limits of our MAS. We have developed sophisticated exception management processes and procedures that are critical to maintaining our ability to scale effectively by allowing us to monitor and fine‑tune our processes as transaction volumes increase. We have been able to increase the capacity of both our authorization system and MAS by installing additional hardware on a managed, modular basis on a single platform without significant increases in capital expenditures.

•

High level of security.  Given the sensitive nature of the consumer data that we process and the strict security requirements of our acquiring bank customers and card associations, we built our platform with a strong focus on system security. We utilize next generation security safeguards using third-party hardware and software encryption, as well as our proprietary tokenization services. Our platform is compliant with the PCI Security Council’s Data Security Standards and is annually audited and certified by an independent security assessor. We proactively monitor our systems and network for any security threat and regularly maintain and seek to improve the security features of our platform to help our customers minimize risk.

•

Reliability.  Our global telecommunications network and processing centers are designed for redundancy and fail‑over. During the two years ended December 31, 2015, our two core processing platform components, MAS and Planet Switch, each had average system uptime availability of at least 99.9%.

Processing platform components

Our processing platform was designed with a modular architecture to enhance scalability and easily offer additional components. The primary components of our processing platform include (1) MAS, (2) Planet Switch, (3) the Planet Payment Gateway, (4) our card association endpoints, and (5) the CSP.

Merchant Accounting System.  MAS creates end‑of‑day clearing files to the card associations, reports on merchant and acquiring bank transaction activity, creates and transmits payment instructions for our acquiring banks, and serves as the system of record for all transactions cleared through our platform. MAS tracks foreign exchange fluctuations on a daily basis to facilitate comprehensive reconciliation of each aspect of the credit card authorization and settlement processes.  MAS also provides portfolio and risk management features that allow clients to evaluate and take action on individual transactions and their merchant portfolio.

MAS is a unified transaction processing system, for all regions, currencies and languages that we support, with a web‑based management and reporting interface for use by our back‑office staff, acquiring bank back‑office staff, and merchants. The customer facing web‑application and reporting infrastructure currently supports English, French, Canadian French, Cantonese, Mandarin, Portuguese and Spanish. MAS also provides acquiring banks, processors and merchants with comprehensive reporting of the status of their transactions and funding cycles as well as other pertinent credit card operational needs, including image processing, chargebacks, retrievals and representments.

Planet Switch.  Planet Switch is an authorization host for both domestic and foreign credit and debit card transactions communicating directly with Visa, MasterCard, American Express, JCB, UnionPay, and Diners Club International. Planet Switch also functions as a point‑of‑sale terminal and integrated system driver for credit card transactions. Planet Switch was designed for multi‑currency payment processing and supports our real‑time foreign exchange logic at the point‑of‑sale. Planet Switch receives the inbound authorization request, converts the sale amount into the consumer’s home billing currency, and forwards the request to the card association endpoints for completion. Planet Switch supports debit interfaces including Maestro, Interac (Canada) and UnionPay as well as the UnionPay online (e‑commerce) service—UPOP (UnionPay Online Payments).

Planet Switch drives ‘smart’ ATMs as well as supporting host-to-host connectivity to major brands of ATM hosting software (e.g. ACI). Planet Switch connects to Visa Plus and the MasterCard Debit Switch (MDS) for ATM transactions.

The Planet Payment Gateway.  We offer a fully integrated e‑commerce gateway differentiated by its multi‑currency capabilities that processes all major card brands, numerous alternative payment products and ACH transactions. Given the increased risk of fraud associated with a card‑not‑present environment, we offer our own and third-party advanced fraud monitoring, tokenization and other security tools to protect acquiring banks, merchants and consumers.

Card association endpoints.  We have the capability to submit transaction data directly to Visa, MasterCard, American Express, JCB and UnionPay in the regions in which we do business, through leased hardware provided by Visa or MasterCard and certified interfaces to American Express, JCB and UnionPay. This capability enables us to control the transaction flow and eliminates the need to use third‑party processors. In order to utilize these endpoints, we have built support for interchange qualification in the United States, Canada, the Asia Pacific region, the European Union, the Middle East and Africa and have the ability to quickly and effectively develop support for additional local card brands and regional interchange regimes.

Commercial Services Platform.  The CSP comprises a platform which enables merchants to provide commercial services and process non‑financial transactions such as mobile phone top up and bill payments. In addition, CSP can centrally manage the merchant’s point‑of‑sale device without the need to individually update each device. The CSP has been integrated into our platform in order to enable enhanced functionality to be quickly deployed to merchants’ POS devices that are connected to our platform.

Platform innovation and enhancements

We will continue to use our technology resources to develop advanced platform capabilities in order to enhance our market position and enable our customers to retain and attract new business. Given the unified architecture of our single platform, once new enhancements and solutions have been implemented, they become available to all of our customers around the world. During 2015, we continued to enhance our proprietary systems in order to offer acquiring banks, processors and merchants increased opportunities to capture additional revenue with new services. For example, in 2015 we:

•	Enhanced our interfaces to Visa and MasterCard to support the processing of Quasi Cash transactions - i.e., transactions involving cash advances or delivery of cash equivalents.
•	Expanded our support for DCC and domestic cash withdrawal transactions in the United States with support for different brands of ATMs.
•	Developed additional domestic interchange support for a number of international markets to enable us to provide full‑service outsourced processing to our customers in those countries.

•	Expanded support for ATMs in Mexico by implementing the interface to support domestic and DCC ATM cash withdrawal transactions.
•	Expanded support for ATMs in Dubai by implementing the interface to support DCC ATM cash withdrawal transactions.
•	Expanded encryption support around the world including DUKPT (derived unique key per transaction) support in Malaysia and point-to-point encryption support in India.
•	Secured EMV and contactless certification with Visa and MasterCard in the United States, to go along with existing EMV certifications around the world.
•	Added support for Food Voucher Cards in Mexico.
•	Enhanced our Merchant Accounting Systems’ reporting and chargeback management capabilities to better serve our customers.

Technology partners

In order to facilitate the provision of our services, technology and service providers to the electronic payments industry, including point‑of‑sale system providers, such as e‑commerce gateways, terminal manufacturers and other processors, have certified their solutions to our platform. Our technology partners, once integrated to our platform, have the ability to support merchants in any location, without having to replicate development efforts to connect to different regional platforms. Further, we have comprehensive implementation documents to guide our technology partners through development and a team of implementation and certification specialists to assist in the process.

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

The multi-currency payment service industry is largely segmented among large, international processors, which provide multi-currency processing services as part of their broader international payment processing service, including those referenced above, and smaller companies who work on a regional or local basis to provide DCC or multi-currency processing services on behalf of acquiring banks or merchants. Specialized DCC providers include:

•
•	FEXCO Holdings
•	Travelex Holdings Limited
•	Global Blue

•	Monex Financial Services Limited
•	Euronet Worldwide
•	Continuum Commerce Ltd.

In the global e-commerce payment space, our Multi-Currency Pricing service and Planet Payment Gateway, compete with several international online payment service providers, including:

•	CyberSource Corporation, a subsidiary of Visa
•	MasterCard Internet Gateway Services, or MiGS
•	PayPal, Inc.
•	Borderfree, Inc.
•	Ingenico ePayments
•	WorldPay (UK) Limited
•	Payvision

In the United States, we compete against acquiring banks offering multi-currency processing solutions to online merchants, including Chase Paymentech and Bank of America. In the Asia Pacific region, we compete against regional providers, including AsiaPay Limited, or JETCO, and eNETS Pte Ltd, but also support MiGS and AsiaPay Limited.

Our Planet Payment Gateway service competes with them based on the specialized multi-currency solutions we offer. We also work cooperatively with several payment gateway providers to offer Multi-Currency Pricing services online, including RocketGate, USAePAY and Plug’n Pay, but also support our services through certain competitors including CyberSource, MiGS and PayPal.

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

Regulatory and legal environment

Our customers are subject to numerous laws and regulations applicable to banks and other financial institutions in the United States and elsewhere and, as a consequence, our business is affected by such laws and regulations. Our contracts with acquiring banks, processor, and card association customers require us to comply with applicable laws and regulations in the United States and in the various jurisdictions in which we and our customers operate, including:

•	banking regulations, and monetary and other governmental authority requirements relating to the processing of payment card transactions;
•	anti‑money laundering and anti-terrorist laws, regulations and related requirements, such as the USA PATRIOT Act in the United States;
•

privacy and data security regulations, including rules regarding safeguarding personal information, such as rules implementing the privacy provisions of the Gramm‑Leach‑Bliley Act, or GLBA, in the United States;

•	U.S. Internal Revenue Service, or IRS, and other taxing authority reporting requirements;
•	VISA, MasterCard and other card association and payment network organization rules; and
•	other laws and regulations.

Banking regulations

The financial services industry is subject to significant legislative and regulatory scrutiny. Interchange fees, which are typically paid by the acquiring bank to the card issuing bank in connection with transactions, are reviewed by regulatory authorities and central banks in a number of jurisdictions in which we operate and are subject to increasingly intense legal, regulatory, and legislative scrutiny worldwide.

For instance, in the United States, the Dodd‑Frank Wall Street Reform and Consumer Protection Act, or Dodd‑Frank Act, requires the Board of Governors of the Federal Reserve System to regulate the fees charged or received by issuers for processing point‑of‑sale debit card transactions, as well as other restrictions on routing debit card transactions and network exclusivity. Regulatory activity, even if not directed at us, may have a significant and negative impact on our customers in the United States and elsewhere because such regulatory activity may require significant efforts to change our systems and services and may require changes to how we price our services and solutions to our current and potential customers. We cannot predict the effect of these and any prospective regulatory changes on our customers, our operations and financial condition.

The Canadian Department of Finance issued a voluntary Code of Conduct for payment card industry participants in Canada. Visa and MasterCard adopted the Code of Conduct in the form proposed by the Canadian government and, consequently, committed to include the Code of Conduct in its entirety in the network contracts, governing rules and regulations. The purpose of the Code of Conduct is to demonstrate the industry’s commitment to:

•

ensuring that merchants are fully aware of the costs associated with accepting credit and debit card payments, thereby allowing merchants to reasonably forecast their monthly costs related to accepting such payments;

•	providing merchants with increased pricing flexibility to encourage consumers to choose the lowest‑cost payment option; and
•	allowing merchants to freely choose which payment options they will accept.

The requirements for increased transparency and disclosure to merchants led us to change the formats of our merchant statement and certain other documentation in order to enable our customers in Canada to comply with the Code of Conduct. At this time, it is not possible to predict what effect the other provisions of the Code of Conduct will have on our customers, operations and financial condition.

The banking and/or monetary authorities of some jurisdictions, such as the Hong Kong Monetary Authority, require acquiring banks to obtain their permission before outsourcing processing services to us. In accordance with our agreements with our customers, we are subject to compliance audits by our customers and by their regulators, as well as by the card associations. Although most of our customers conduct annual or other periodic reviews of various aspects of our services, we have not been subject to any audit or inspection by any government regulator to date. MasterCard has conducted periodic reviews of our operations under its Fraud Management Program and found that we are a risk aware service provider with the tools and knowledge required to assist member banks in the mitigation of fraud losses. Government regulators and regulatory bodies, such as the card associations, could change or impose additional requirements on us and our customers with respect to outsourcing, or the introduction of new services could require additional authorization from such regulators.

In 2005, the People’s Bank of China along with other Chinese government authorities issued the Various Opinions Concerning the Promotion of the Bank Card Industry, or the Opinions. One of the goals set out in the Opinions is to strengthen bank card risk management and to establish a risk prevention mechanism. As one of the measures to be taken to achieve this goal, the Opinions call for Chinese government authorities to strengthen access to and supervision of the outsourcing of bank card data processing and related operations. The Opinions specifically note the need for specific regulations with respect to foreign‑invested organizations that engage in related services in the People’s Republic of China, or China. Notwithstanding the Opinions, we are not aware of any regulations directly applicable to bank card data processing operations or operators, whether domestic or foreign‑invested, which have been publicly promulgated to date.

In 2011, the China Bank Regulatory Commission, or CBRC, issued the Measures for the Supervision and Administration of Credit Card Business of Commercial Banks, or the Measures. The Measures impose a number of requirements on commercial banks involving credit card businesses, particularly in relation to information security and the ability to ensure the integrity and security of customer information and operational data. These requirements are applicable to acquiring banks and not their service providers, such as us. However, we cannot rule out the possibility that CBRC and other relevant authorities may decide to issue new laws or regulations or otherwise extend the reach of the Measures or other existing regulations in a manner that will impact the operations of third‑party data processors, such as us.

Anti‑money laundering and anti-terrorism laws

Most jurisdictions in which we and our customers operate have implemented, amended or have pending anti‑money laundering and anti‑terrorism regulation that is largely based on the standards developed by the Financial Action Task Force, an international inter-governmental body. We are subject to the provisions of the USA PATRIOT Act, which requires the creation and implementation of comprehensive anti‑money laundering and anti-terrorism financing programs. In general, this requires that we make certain efforts to prevent the use of our payment processing system to facilitate money laundering and the financing of terrorist activities, including, for example, the designation of a compliance officer, training of employees, adoption of internal policies and procedures to mitigate money laundering risks, and periodic audits. As are all U.S. citizens and U.S. entities, we are subject to regulations imposed by the U.S. Department of the Treasury Office of Foreign Assets Control, or OFAC, which prohibit or restrict financial and other transactions with specified countries, and designated individuals and entities, such as terrorists and narcotics traffickers.

Some jurisdictions in which we and our customers operate have also adopted criminal law provisions that make it an offense to knowingly provide a financial service to a listed person or terrorist group, or to deal with or facilitate a dealing with property of a listed person or terrorist group, Names of persons and entities identified by the Security Council of the United Nations, generally, are included on this list. Antiterrorism resolutions of the United Nations are implemented by the governments of many jurisdictions in which we operate. Similarly, economic sanctions have been implemented by many of the jurisdictions in which we operate, and restrict dealing with, and providing financial services to, designated persons and entities and, in some cases, nationals of a sanctioned jurisdiction. Often, such international sanctions are similar in many respects to OFAC regulations and sanctions implemented by the United States government, although the foreign sanctions do sometimes differ.

As a payments processor that does not handle customer funds, our primary responsibilities in this area relate to the underwriting and monitoring of merchants in our direct merchant portfolio. Our acquiring bank customers have the responsibility for underwriting merchants in their own portfolios, for which we are just acting as the processor, and the primary responsibility for monitoring unusual transactions. We have procedures and controls in place that are designed to protect against having direct business dealings with countries, individuals or entities that are subject to OFAC‑administered sanctions.

Anti-money laundering and anti-terrorism regulations and economic sanctions laws are constantly evolving and we cannot predict how future regulations or changes thereto might affect us. Therefore, we monitor our compliance with anti‑money laundering regulations to ensure that we comply with the most current legal requirements. Complying with future regulation could be expensive or require us to change the way we operate our business.

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

In order to comply with our obligations under GLBA, applicable state and foreign laws and our contractual agreements with our acquiring banks and processors, we are required to safeguard and protect the privacy of personally identifiable information we receive. As part of their compliance with the requirements, each of our U.S. customers is expected to have a program in place for responding to unauthorized access to, or use of, consumer information that could result in substantial harm or inconvenience to consumers. Almost all U.S. states have enacted security breach legislation, requiring varying levels of consumer notification in the event of a security breach, which could result in significant costs to us and significant damage to our reputation. Outside of the United States, most of the jurisdictions in which we or our customers operate have laws regulating the protection of personal data. We may be subject to these laws as a result of our contractual arrangement with our customers.

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

Internal Revenue Service regulations

The IRS adopted Section 1.6050W‑1 of the Internal Revenue Code of 1986 requiring acquiring banks, processors, and card associations to file Form 1099‑K reports regarding sales volumes processed on behalf of merchants using payment cards, commencing January 2012. This regulation imposes obligations on us to collect and report on information regarding the sales activities of merchants in the United States for which we process transactions. This regulation required us to modify our systems and processes and resulted in additional costs and imposed additional requirements on the way we provide our services to our customers.  This regulation may be subject to change or may be supplemented by additional regulations and it is not possible to predict the impact of such new regulations on our business and operations.

Card association and payment network organization rules

The acquiring banks that are our customers or that sponsor the bank identification numbers for Visa transactions and interbank card association numbers for MasterCard transactions that our customers use, whether or not such acquiring banks are our customers, must register Planet with Visa and MasterCard as a third-party processor. Visa and MasterCard set the standards with which we and the acquiring banks must comply. As a result of being registered as a third‑party processor, we are subject to card association rules and standards, and if we fail to comply with those rules and standards, the card association or network organization may subject our acquiring banks to a variety of fines or other penalties for which we could be responsible, including the termination of our ability to process transactions routed through these entities. Each card association and network organization has the power to audit us, as well as our merchant and acquiring bank customers from time to time, to ensure compliance with their rules and standards. We continue to work with our acquiring banks, processors and card associations to implement and maintain appropriate policies and programs, as well as adapt our business practices in order to comply with all applicable rules and standards.

The card association rules and standards have included and may in the future include rules impacting DCC and multi‑currency pricing services such as ours. For example, Visa maintains a prohibition on performing DCC services on cash withdrawal transactions performed at ATMs with Visa cards and card associations other than Visa and MasterCard, such as UnionPay and American Express, only permit Multi-Currency Pricing services on transactions undertaken with their cards in certain circumstances. Additionally, JCB launched a pilot of DCC in certain Asia-Pacific markets.  We currently have a limited agreement with JCB that enables us to offer our Multi-Currency Pricing service only in North America for Japanese Yen and U.S. Dollars; we also have an agreement with American Express to offer our Multi-Currency Pricing service for e‑commerce transactions in many markets around the world. Planet also has an agreement with UnionPay to offer Multi-Currency Pricing for e-commerce transactions in the United States and Canada for U.S. Dollars and Chinese Yuan.

Currently, rules issued by both Visa and MasterCard require DCC service providers to make certain disclosures regarding the currency conversion information and to offer consumers a choice as to whether to accept the currency conversion. The specific disclosure requirements and procedures vary for each card type and may also differ according to the merchant’s industry vertical.

In addition, Visa has established a certification regime that requires all new DCC services, and all changes to certified DCC solutions, to undergo a certification process and be approved by Visa. Visa also charges acquiring banks an annual fee of $45,000 for each country and territory in which they offer a DCC service. Additionally, both Visa and MasterCard charge additional cross‑border fees for transactions involving DCC. Visa’s compliance regime for DCC includes unannounced “mystery shopping” audits of our customer’s merchants, to assess how merchants are complying with the regulations applicable to DCC. Repeated failure by an acquiring bank or merchant to comply with regulations can result in substantial fines and ultimately a prohibition upon their offering DCC. Remediation of negative audit findings can be costly and time consuming for our customers.

Visa, MasterCard and other network operating rules are subject to change at any time and in particular include twice yearly “compliance updates” each April and October. Such changes or updates often require us to modify our systems and processes and may result in additional costs, require substantial internal development work and change, or impose additional requirements on, the way we provide our services.

Currently, the standard settlement period mandated by the NACHA rules for ACH transactions is one or two business days after processing. This “Same Day ACH Rule” will enable same-day processing and settlement of ACH payments and will be implemented in three phases over an 18-month period beginning September 23, 2016.

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

In addition, changes to laws and regulations, or the interpretation or enforcement thereof, could have a negative financial effect on our business. Even an inadvertent failure to comply with laws and regulations could damage our business or our reputation. We cannot predict the substance or impact of pending or future legislation or regulation, or the application thereof, although enactment of such legislation or rules would affect how we and our customers operate and could significantly increase costs, impede the efficiency of internal business processes and limit our ability to pursue business opportunities in an efficient manner.

Intellectual property

Our intellectual property rights are a key component of our business success. We rely on a combination of patent, trademark, copyright, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology. We generally require employees, consultants, customers, suppliers and partners to execute confidentiality agreements with us that restrict the disclosure of our intellectual property and other confidential information. We also generally require our employees and consultants to execute invention assignment agreements with us that protect our intellectual property rights. Despite these precautions, third parties may obtain and use without our consent intellectual property that we own or license. Any unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

As of December 31, 2015, we had four issued patents in the United States, Australia, India, Indonesia, New Zealand, the Philippines, Singapore, South Africa, Sri Lanka and Taiwan. We also have patent applications pending in the United States and several other jurisdictions, all of which are counterparts to our patents and patent applications in the United States. Our patents generally have a duration of 20 years from the relevant priority date of each patent. We cannot ensure that any of our pending patent applications will be granted or that any of our issued patents will adequately protect our intellectual property. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them.

The patent laws in the United States and foreign countries in which we have issued patents and/or pending applications may change, making it more difficult or impossible to obtain or enforce patent rights related to our business. In addition, third parties could claim invalidity, co‑inventorship or make similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time, attention and resources, damage our reputation and brand, and substantially harm our business. Therefore, the exact effect of having a patent cannot be predicted with certainty.

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

From time to time, we may become involved in disputes over rights and obligations concerning intellectual property. Although we believe that our product offerings do not infringe the intellectual property rights of any third party, we have not performed any significant freedom‑to‑operate analyses with respect to U.S. or foreign patent rights, nor can we be certain that we will prevail in any intellectual property dispute. If we do not prevail in these disputes, we may lose some or all of our intellectual property protection, be enjoined from further sales of our products that are determined to infringe the rights of others, and/or be forced to pay substantial license fees or royalties to a third party, any of which would adversely affect our business, financial condition and results of operations.

Employees

As of December 31, 2015, we had a total of 175 regular full‑time employees, including 74 employees located outside the United States. None of our employees are represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be good.

Available Information

We make available our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, free of charge on our website at www.planetpayment.com, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Information contained on our website is not part of this Annual Report on Form 10‑K or our other filings with the SEC. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at the internet site maintained by the SEC that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. For information about the SEC’s Public Reference Room, contact 1‑800‑SEC‑0330.

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all other information contained in this Annual Report on Form 10‑K, including our consolidated financial statements and the related notes, before making a decision to invest in our common stock. Our business, operating results, financial condition or prospects could be materially and adversely affected by any of these risks and uncertainties. In that case, the trading price of our common stock could decline and you might lose all or part of your investment. In addition, the risks and uncertainties discussed below are not the only ones we face. Our business, operating results, financial performance or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. In assessing the risks and uncertainties described below, you should also refer to the other information contained in this Annual Report on Form 10‑K before making a decision to invest in our common stock.

Risks related to our business and industry

Despite recent profitability, we have a history of losses and may not achieve profitability in the future.

We had net income of $10.4 million, $3.2 million and $22,006 for the years ended December 31, 2015, 2014 and 2013 respectively.  However, other than those years, we have incurred losses since our inception.  We had an accumulated deficit of $68.4 million as of December 31, 2015.

Our ability to maintain profitability in the future will likely depend on our ability to continue to increase our revenue, which is subject to a number of factors including our ability to continue to increase multi‑currency processing revenue, increase new merchant deployments in the regions in which we currently operate, and add new acquiring banks, processor and card association customers in new geographies. Our revenue is also impacted by factors beyond our control such as global economic and political conditions, particularly those affecting cross‑border travel and commerce, such as the continuing uncertainty in global economic conditions.

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

Our services require us to interconnect with the Visa, MasterCard, American Express, JCB and UnionPay card associations, and if these card associations do not allow acquiring banks and processors to offer certain services, either generally or in certain geographies, then we cannot sell our services to acquiring banks, processors and merchants, either generally or in those geographies. Any of the card associations could at any time in the future enact rules that could limit our ability to offer our DCC or other services in one or more of the geographic locations in which we offer our services.  If this were to occur, either generally or in certain geographies, then we would not be able to sell our services to potential customers generally or in those geographies and our ability to grow our business may be harmed.

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

A significant portion of our revenue is derived from agreements with a limited number of customers. For the year ended December 31, 2015, subsidiaries of Global Payments Inc. represented 18% and Mashreqbank PSC represented 11% of our revenue. For the year ended December 31, 2014, subsidiaries of Global Payments Inc. represented 21% of our revenue. Our contractual arrangements with these customers do not obligate them to offer our services and may not dictate the timing of implementation. Additionally, if these customers lose merchants or if their merchants do not use our services, then our revenue will decrease.

We expect that a limited number of customers will continue to account for a significant portion of our revenue in future periods. If we do not adequately perform under, or successfully renew or renegotiate, our agreements with these or other customers, our business will suffer. Our acquiring bank and processor customers typically enter into agreements with three‑ or five‑year terms and upon the termination of that initial contractual term, customers have the opportunity to consider other providers or renegotiate the terms of the contract. The loss of our contracts with existing customers, our failure to renegotiate contracts with existing customers on terms as favorable as in the past, or a significant decline in the number of transactions we process for them could affect our business, financial condition and results of operations.

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

Also, we collaborate with service providers that facilitate the provision of our services, technology and service providers to the electronic payments industry, including point‑of‑sale system providers, such as e‑commerce, terminal manufacturers and other processors that have certified their solutions to our platform. These third parties include acquiring banks, processors, merchants and card associations, each of which could be a customer, as well as a supplier, in addition to commercial communications providers. If these service providers fail to perform in accordance with the requirements of the technological specifications necessary for us to provide our services to our customers, it could result in our failure to provide our services in accordance with our contracts, potentially exposing us to liability to our customers. In these cases, we may have to rely on an indemnity or other contractual obligation from the service provider in order to avoid ultimate liability or suffering damages. However, due to the inherent risk of litigation, such indemnity or other obligation may not prove to be enforceable against the service provider, or even if favorable judgment is obtained, the service provider may not have the financial ability to meet its obligations, thereby exposing us to bearing the burden of the loss.

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

Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

•	a higher level of government involvement;
•	an early stage of development of the market‑oriented sector of the economy;
•	a rapid growth rate;
•	a higher level of control over foreign exchange; and
•	the control over the allocation of resources.

As the Chinese economy transitions from a planned economy to a more market‑oriented economy, the Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Although these measures may benefit the overall Chinese economy, they may have a negative effect on us. Although the Chinese government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the Chinese government continues to exercise significant control over economic growth in China through the allocation of resources, controlling the payment of foreign currency‑denominated obligations, setting monetary policy, state ownership and imposing policies that impact particular industries or companies in different ways. For example, the Chinese government has suggested that Chinese government authorities should strengthen access and supervision with respect to the outsourcing of bank card data processing and related operations, specifically noting the need for specific regulations with respect to foreign‑invested organizations that engage in related services in China.

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

Any adverse change in economic conditions or government policies in China could have a material adverse effect on the overall economic growth in China, which in turn could lead to a reduction in demand for our services and solutions and consequently adversely affect our business, financial condition and results of operations. For example, in June and August 2015, the Chinese economy experienced a stock market crash in which the Shanghai Composite index was down approximately 32% since its June 2015 high.  Further, in January 2016, the Shanghai stock market experienced a 17% drop in value, causing a halt in trading.

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

Visa charges acquiring banks an annual fee of $45,000 for each country or territory in which they offer a DCC service. Both Visa and MasterCard may also charge additional cross‑border fees for transactions involving DCC. Visa’s compliance regime for DCC includes unannounced “mystery shopping” audits of our customer’s merchants, to assess merchant compliance with the regulations applicable to DCC. Repeated failure by an acquiring bank or merchant to comply with regulations can result in substantial fines and could ultimately result in a prohibition upon such acquiring bank or merchant offering DCC. Remediation of negative audit findings can be costly and time consuming for our customers and the mere risk of such fines may reduce the number of acquiring banks willing to offer Pay in Your Currency services.

Interchange fees, which are typically paid by the acquiring bank to the card issuing bank in connection with transactions, are subject to increasingly intense legal, regulatory, and legislative scrutiny worldwide. For instance, in the United States, the Dodd‑Frank Wall Street Reform and Consumer Protection Act, or Dodd‑Frank Act, requires the Board of Governors of the Federal Reserve System to regulate the fees charged or received by card issuing banks for processing point‑of‑sale debit card transactions. Certain of our customers or potential customers may experience difficulty complying with any new regulations and as a result, reduce or eliminate purchases of services such as ours. In addition, regulatory actions that impact our industry, even if not directed at us, may require significant efforts and costs to change our services and may require changes to how we price our services to customers. We cannot predict the impact of any of these changes on our operations and financial condition.

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

Our success and future growth depend on the skills, working relationships and continued services of our management team and other key personnel. The loss of any of member of our senior management team could adversely affect our business.  In particular, we are dependent on the performance and continued service of our Chairman and Chief Executive Officer, Carl J. Williams, who has contributed significantly to the Company’s success and achievement of profitability in the last three fiscal years.

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

In addition, some card issuing banks impose a fee on consumers for any foreign transaction, irrespective of the currency in which it occurred. Where this occurs, the consumer will pay the card issuing bank an extra fee on a foreign transaction in addition to any margin reflected by us in the cost of the converted amount for our Pay In Your Currency service. This additional cost, and other efforts by the card issuing banks to discourage consumers from utilizing our services, may adversely affect consumers’ willingness to use our services.  Additionally, Visa and MasterCard assess additional fees on transactions converted through Dynamic Currency Conversion or Multi-Currency Pricing.  The increase of these fees could limit the financial benefit that acquiring banks and merchants derive from our services which, in turn, could affect the continued adoption of our services or their profitability.

We are subject to international business uncertainties.

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention. Historically, a significant majority of our revenue has been generated from international customers, including international customers of North American merchants. For example, in 2015, we generated 63% of our revenue internationally and 37% in the United States. International revenue and operations may be subject to risks such as:

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

A significant portion of our net revenue is derived from certain countries and territories. For the year ended December 31, 2015, we derived 37%, 19%, 13% and 5% of our net revenue, from the United States, UAE, Hong Kong and China, respectively.  For the year ended December 31, 2014, we derived 31%, 16%, 16%, 6%, 5% and 5% of our net revenue, from the United States, Hong Kong, the United Arab Emirates, Latin America, China and Canada, respectively. We expect that a limited number of countries and territories will continue to account for a significant portion of our net revenue in future periods. If any of these countries or territories are affected by acts of terrorism, political unrest, natural disasters, the effects of climate change, outbreaks of diseases or other significant adverse changes, cross‑border travel to these countries and territories could decline, which could adversely affect our business, financial condition and results of operations.

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

Additionally, we generate a significant amount of our revenue from cross border transactions. Thus, revenue from processing cross border transactions for our customers fluctuates with cross border travel and the need for transactions to be converted into a different currency. Cross border travel may be adversely affected by world geopolitical, economic and other conditions. These include the threat of terrorism, such as the November 2015 attacks on Paris and other attacks by ISIS, natural disasters, the effects of climate change, outbreaks of diseases, such as the Ebola virus, war, such as in Ukraine and the Middle East, and political unrest. The Zika virus, a mosquito-transmitted infection related to dengue fever, yellow fever and the West Nile virus, began spreading widely in the Western Hemisphere in May 2015, when an outbreak occurred in Brazil.  In January 2016, the U.S. Centers for Disease Control and Prevention issued travel guidance on affected countries.  Any of these issues could result in a decline in cross border travel, which could adversely affect our revenue. A decline in the need for conversion of currencies might also adversely affect our revenue and profitability.

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

Our industry is characterized by new and rapidly evolving technologies, developing industry standards, legal regulations and customer requirements and preferences. Recent technological developments include the introduction of the EMV chip card into the United States. Accordingly, our operating results depend upon, among other things, our ability to anticipate and respond to these industry and customer changes in order to remain competitive. The process of developing new technologies and services and solutions is complex, and carry the risks associated with any research and development effort, including cost overruns, delays in delivery and performance problems.

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

The multi-currency payment service industry is largely segmented among large, international processors, which provide multi-currency processing services as part of their broader international payment processing service, including those referenced above, and smaller companies who work on a regional or local basis to provide DCC or multi-currency processing services on behalf of acquiring banks or merchants. Specialized DCC providers include:

•	FEXCO Holdings
•	Travelex Holdings Limited
•	Global Blue
•	Monex Financial Services Limited
•	Euronet Worldwide
•	Continuum Commerce Ltd.

In the global e-commerce payment space, our Multi-Currency Pricing service and Planet Payment Gateway, compete with several international online payment service providers, including:

•	CyberSource Corporation, a subsidiary of Visa
•	MasterCard Internet Gateway Services, or MiGS
•	PayPal, Inc.
•	Borderfree, Inc.
•	Ingenico ePayments
•	WorldPay (UK) Limited
•	Payvision

In the United States, we compete against acquiring banks offering multi-currency processing solutions to online merchants, including Chase Paymentech and Bank of America. In the Asia Pacific region, we compete against regional providers, including AsiaPay Limited, or JETCO, and eNETS Pte Ltd, but also support MiGS and AsiaPay Limited. Our Planet Payment Gateway service competes with them based on the specialized multi-currency solutions we offer. We also work cooperatively with several payment gateway providers to offer Multi-Currency Pricing services online, including RocketGate, USAePAY and Plug’n Pay, but also support our services through certain competitors including CyberSource, MiGS and PayPal.

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

We have substantially expanded our overall business, customer base, employee headcount and operations in recent periods both domestically and internationally. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. In particular, we provided our services to approximately 17,000 active merchant locations in 16 countries and territories as of December 31, 2010, approximately 88,000 active merchant locations in 23 countries and territories as of December 31, 2014 and approximately 118,000 active merchant locations in 21 countries and territories as of December 31, 2015. Our growth strategy contemplates further increasing the number of our customers and active merchant locations, however, the rate at which we have been able to establish relationships with our customers and active merchant locations in the past may not be indicative of the rate at which we will be able to do so in the future.

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

•	changes in our pricing policies;
•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure;
•	the timing of revenue and expenses related to the development or acquisition of technologies, products, services or businesses;
•	changes in exchange rates;
•	changing market conditions;
•	competition;
•	failures of our services that result in contractual penalties or terminations; and
•	economic, regulatory and political conditions in the markets where we operate or anticipate operating, particularly those impacting cross‑border travel and commerce.

As a result, we believe that quarter‑to‑quarter comparisons of operating results are not necessarily a good indication of what our future performance will be. It is likely that in some future quarters, our operating results may be below the expectations of securities analysts or investors, in which case the price of shares of our common stock may decline and we could face costly securities class action suits or other unanticipated issues.

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

We perform currency conversion data processing services, which involves processing and accounting for payments in multiple currencies. The currency conversion underlying such services is presently carried out through the card associations and certain acquiring banks with different exchange rates being applied to a transaction on authorization and subsequent settlement. In most cases, we may have exposure to between one and three days of currency exchange risk. Daily fluctuations will occur in the rate of exchange of the various currencies for which we offer multi‑currency payment processing. These fluctuations may be favorable or adverse. Although there can be no guarantee that future fluctuations will match events to date, our analysis of these variations over an extended period of years indicates that variations over the short run have been substantially less than the margin that we charge for multi‑currency payment processing transactions, and over the long run to date, the average variation has been nominal. In most cases, we share revenue with acquiring banks and processors and merchants after taking into account foreign exchange fluctuations, and therefore the risk is borne proportionately by us and the other parties participating in these transactions. Although we do not currently engage in hedging or other techniques to minimize exposure to currency exchange risk, we may decide to do so in the future as international transactional volume increases, and such techniques would introduce additional risks, including the risk that a counterparty may be unable to fulfill its obligations to us under such contracts.

Additionally, in the future, it is possible that an increasing proportion of our revenue will be received in non‑U.S. currencies that may be subject to foreign currency risk as international currencies fluctuate relative to the value of the U.S. Dollar. Resulting exchange gains and losses are included in our net income. This may give rise to an exchange risk against the U.S. Dollar upon repatriation of foreign currency earnings or upon consolidation for financial account purposes. We will consider strategies for managing and hedging such risks once the volume of foreign earnings reaches certain threshold levels. Furthermore, we may become subject to exchange control regulations that might restrict or prohibit the conversion of its revenue currencies into U.S. Dollars or other freely tradable currencies. The occurrence of any of these factors could adversely affect our business, financial condition and results of operations.

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

For example, a competitor holds a patent for a particular method of performing DCC in several countries and territories including Canada, India, Malaysia, Mexico, Singapore and Taiwan, which could obstruct or impair us from doing business in those jurisdictions. Other parties, including other competitors, have filed patent applications or obtained patents with respect to various aspects of DCC in the United States and abroad. We closely monitor these applications and the actions of other parties who hold patents relating to DCC. Our ability to do business in particular jurisdictions may be severely impaired in the event that a third party successfully argues that any of our services, including Pay In Your Currency, infringe a patent held by such third party. Any pre‑emptive legal action or legal action to defend against a lawsuit may not be successful, and could result in substantial legal fees, which could adversely affect our financial condition and results of operations.

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

As of December 31, 2015, we had four issued patents in the United States, Australia, India, Indonesia, New Zealand, the Philippines, Singapore, South Africa, Sri Lanka and Taiwan. We also have patent applications pending in the United States and several other jurisdictions, all of which are counterparts to our patents and patent applications in the United States. Our patents generally have a duration of 20 years from the relevant priority date of each patent.

We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them. In addition, third parties could claim invalidity, co‑inventorship, re‑examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business.

In addition to patented technology, we rely on our unpatented technology and trade secrets. We generally seek to protect this information by confidentiality, non‑disclosure and assignment of invention agreements with our employees and contractors and with parties with which we do business. These agreements may be breached and we may not have adequate remedies for any such breach. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology. Moreover, our trade secrets may be disclosed to or otherwise become known or be independently developed by competitors. To the extent that our employees, contractors, or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know‑how and inventions.

In order to protect or enforce our proprietary technology, we may initiate litigation against third parties, such as patent infringement suits or patent interference proceedings. Litigation may be necessary to assert claims of infringement, enforce our patents, protect our trade secrets or know‑how, or determine the enforceability, scope and validity of the proprietary rights of others. Any lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable.

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

From time to time, we may be involved in various litigation matters and governmental or regulatory investigations or similar matters arising out of our business. Our insurance may not cover all claims that may be asserted against it, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any pending or future litigation or investigation significantly exceed our insurance coverage, they could adversely affect our business, financial condition and results of operations In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all. In addition, the expense of defending litigation may be significant, the amount of time to resolve lawsuits is unpredictable and defending ourselves may divert management’s attention from the day‑to‑day operations of our business, any of which could adversely affect our business, results of operations and cash flows.

Our inability to acquire and integrate other businesses, services or technologies could seriously harm our competitive position.

In order to remain competitive, obtain key competencies or accelerate our time to market, we may seek to acquire additional businesses or technologies and new products. To date, we have a limited history of acquisitions. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, services or technology into our existing business and operations. We may have difficulty integrating acquired technologies or products with our existing services and solutions. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, services or technology, including issues related to intellectual property, quality, regulatory compliance practices, revenue recognition or other accounting practices, deficiencies or weaknesses in the disclosure controls and procedures and internal controls over financial reporting, or employee or customer issues. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of shares of our common stock. In addition, any acquisitions we are able to complete may not result in the synergies or any other benefits we had expected to achieve, which could result in substantial write‑offs. Contemplating or completing an acquisition and integrating an acquired business, services or technology will significantly divert management and employee time and resources. Further, if the integration process does not proceed smoothly, the following factors, among others, could reduce our revenue and earnings, increase our operating costs, and result in a loss of projected synergies:

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, or JOBS Act. We will remain an “emerging growth company” until the earliest of (i) the last fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of an initial public offering of our equity securities; (iii) the date on which we have issued more than $1 billion in non‑convertible debt during the prior three year period; and (iv) the date on which we are deemed to be a “large accelerated filer.” Pursuant to (ii) above, we will cease to be an emerging growth company effective January 1, 2018.  For as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes‑Oxley Act, the Dodd‑Frank Act, and the rules and regulations of NASDAQ. Maintaining compliance with these rules and regulations, particularly after we cease to be an emerging growth company, will increase our legal, accounting and financial compliance costs, will make some activities more difficult, time‑consuming and costly and may also place increased strain on our personnel, systems and resources.

The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and at the time we cease to be an emerging growth company, we will be required to provide attestation that we maintain effective disclosure controls and procedures by our registered public accounting firm. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to implement and maintain effective internal control also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that are required to include in our periodic reports filed with the SEC, under Section 404(a) of the Sarbanes‑Oxley Act or the annual auditor attestation reports regarding effectiveness of our internal controls over financial reporting that we will be required to include in our periodic reports filed with the SEC, beginning for our year ending December 31, 2016, unless, under the JOBS Act, we meet certain criteria that would require such reports to be included prior to then, under Section 404(b) of the Sarbanes‑Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of shares of our common stock.

In order to maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting going forward, we will need to expend significant resources and provide significant management oversight. There is a substantial effort involved in continuing to implement appropriate processes, document our system of internal control over relevant processes, assess their design, remediate any deficiencies identified and test their operation. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results and financial condition. These efforts will also involve substantial accounting‑related costs. Prior to becoming subject to the Exchange Act in December 2012, we were not required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes‑Oxley Act in a timely manner, our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, our stock price could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

The Sarbanes‑Oxley Act and the rules and regulations of NASDAQ may make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain or increase coverage.

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

As of December 31, 2015, we had available federal net operating loss carry forwards of $61.2 million, the most significant of which expire between 2020 and 2033. Realization of these net operating loss carry forwards is dependent upon future income arising prior to the expiration dates and other factors under the relevant provisions of the Internal Revenue Code of 1986, as amended, or the Code. Our existing net operating loss carry forwards could expire and be unavailable to offset future income tax liabilities or the use of our net operating loss carry forwards could be limited, which would adversely affect our results.

As of December 31, 2015, based on all available evidence, we recorded a tax benefit for tax attribute carryforwards in the jurisdictions in which there is sufficient positive evidence that the deferred tax asset will be realized, resulting in a net deferred tax asset of $6.2 million. As we have recently transitioned from incurring losses since inception to a cumulative positive income position over the three years ended December 31, 2015, we concluded on reversing a portion of the valuation allowance for the fiscal year 2015. Although we will continue to evaluate the recoverability of the remaining $16.6 million in fully reserved net operating loss deferred tax assets over the next several quarters, there can be no assurance as to whether we will be able to recover all or any portion of such net operating loss carryforwards.

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

To date, there has been a limited public market for shares of our common stock in the United States. From 2006 to August 2014, our common stock traded on AIM under the symbol “PPT” and from 2006 to June 2013 our common stock also traded on AIM under the symbol “PPTR.” Since December 2012, our common stock has traded on the NASDAQ under the symbol “PLPM.” There is currently a limited volume of trading in our common stock on the NASDAQ, which affects the liquidity of common stock.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of listed companies, including the January 2016 stock market correction which resulted in a decline in the S&P 500 of almost 2.5% and a corresponding decline in the NASDAQ of approximately 3%. The market price of our common stock, like the securities of many other technology companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During 2015, the closing price of our common stock on The NASDAQ Stock Market ranged from $1.49 to $3.11 per share. Stock prices of many newly public companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, financial condition and results of operations.

A significant portion of our total outstanding shares may be sold into the market pursuant to registration rights of certain stockholders. If there are substantial sales of shares of our common stock, the price of shares of our common stock could decline.

The price of shares of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. As of February 29, 2016, we had 58,672,944 shares of common stock (which includes 51,821,800 shares of common stock outstanding and 6,851,144 shares of common stock issuable upon the conversion of preferred stock).

The holders of up to an aggregate of 6,931,464 shares of our common stock (which includes shares of our Series A Preferred Stock on an as‑converted to common stock basis) outstanding as of February 29, 2016 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

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

Our directors, executive officers and principal stockholders have substantial ability to heavily influence certain corporate and structural matters.

As of February 29, 2016, our directors, executive officers and holders of more than 5% of our common stock (which includes preferred stock on an as converted to common stock basis), together with their affiliates, beneficially own, in the aggregate, 31.1% of our outstanding capital stock.

As a result, these stockholders, acting together, would have the ability to heavily influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to heavily influence the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of shares of our common stock by:

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

We are a Delaware corporation and the anti‑takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change of control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our Board of Directors, including the following:

•	our Board of Directors is classified into three classes of directors with staggered three‑year terms;
•	only our Chairman of the Board, our Chief Executive Officer, our President or a majority of our Board of Directors is authorized to call a special meeting of stockholders;
•	our stockholders may only take action at a meeting of stockholders and not by written consent;
•	vacancies on our Board of Directors may be filled only by our Board of Directors and not by stockholders;
•	directors may be removed from office only for cause;

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
•

if two‑thirds of our Board of Directors approves the amendment of our certificate of incorporation and bylaws, or any provisions thereof, then such amendment need only be approved by stockholders holding a majority of our outstanding shares of common stock entitled to vote; otherwise, such amendment must be approved by stockholders holding two‑thirds of our outstanding shares of common stock entitled to vote.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in Long Beach, New York, where we occupy facilities totaling approximately 16,300 square feet under a lease that expires on December 31, 2016. We have an option to renew the lease for an additional five‑year term if we give notice to the landlord at least 180 days prior to December 31, 2016. We use our headquarter facilities for administration, marketing and sales, research and development, operations and information technology. We also lease office space for our subsidiaries around the world, including Delaware, which also hosts one of our data centers, Georgia and Florida in the United States, Bermuda, Beijing and Shanghai in China, Hong Kong, Ireland, Mexico, Singapore, the United Arab Emirates and the United Kingdom. In addition, we rent space for one of our data centers in a secure facility in New York, and also host facilities in Bermuda, Shanghai, Macau and Hong Kong through co‑location arrangements.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From 2006 to August 2014, shares of our common stock were traded on AIM under the symbols “PPT.”  On December 17, 2012, shares of our common stock were trading on NASDAQ under the symbol “PLPM.” The following table sets forth, for the quarters indicated, the high and low intra‑day sales prices per share of our common stock on NASDAQ under the symbol “PLPM,” AIM under the symbol “PPT” or each quarter of our two most recent fiscal years:

	Shares Traded		Shares Traded
	on NASDAQ		on AIM under
	under the ticker		the ticker
	“PLPM”		“PPT”
	(US Dollars)		(British Pound)
Fiscal Period	High	Low	High	Low
Fiscal Year ending December 31, 2015
First Quarter	$2.15	$1.45	£—	£—
Second Quarter	2.73	1.80	—	—
Third Quarter	3.25	2.06	—	—
Fourth Quarter	3.17	2.41	—	—
Fiscal Year ending December 31, 2014
First Quarter	$4.03	$2.69	£2.36	£1.53
Second Quarter	3.04	2.12	1.66	1.29
Third Quarter	3.03	1.94	1.64	1.27
Fourth Quarter	2.11	1.33	—	—

Holders of Common Equity

As of February 29, 2016, there were outstanding 58,672,944 shares of our common stock (which includes preferred stock on an as‑converted to common stock basis) held by approximately 209 stockholders of record. There is no trading market for shares of our Series A Preferred Stock nor do we expect there to be one.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently do not expect to declare or pay any dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors that our Board of Directors considers relevant.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In October 2014, we announced that our Board of Directors authorized the repurchase of up to $6.0 million of our outstanding shares of common stock.  The shares may be purchased from time to time during a period ending on December 31, 2015.  The timing, price and quantity of purchases are at our discretion and the program may be discontinued or suspended at any time.  As of December 31, 2014, the total amount of common stock repurchased under the program was 0.5 million shares for an aggregate price of $0.8 million.

On August 4, 2015 and December 21, 2015, our Board of Directors expanded our share repurchase authorization by an incremental $5.2 million and $2.3 million, respectively. Under the new authorizations, we may repurchase shares in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities and other factors, at prices not to exceed $3.20 per share. We have no obligation to repurchase shares under this program.

This authorization has no expiration date and may be suspended or terminated at any time.  For the year ended December 31, 2015, we repurchased 3.1 million shares for an aggregate price of $7.1 million. These repurchases bring our total common stock repurchased under the program through December 31, 2015 to 3.6 million shares for an aggregate price of $7.9 million. As of December 31, 2015, $5.6 million remains available for repurchase under the program.

From January 1, 2016 to February 29, 2016, we repurchased approximately 0.9 million shares of common stock for an aggregate price of $2.6 million. The total amount of common stock repurchased under the program through February 29, 2016 was 4.5 million shares for an aggregate price of $10.5 million.  As of February 29, 2016, $3.0 million remains available for repurchase under the program.

Total shares repurchased under the program for the three months ended December 31, 2015 are as follows:

			Total number of shares	Dollar value of
	Total number of	Average price	purchased as part of publicly	shares that may
	shares purchased	paid per share	announced plans or programs	yet be purchased
October 2015	99,536	$2.74	2,778,086	$5.5 million
November 2015	420,982	$2.67	3,199,068	$4.4 million
December 2015	406,818	$2.79	3,605,886	$5.6 million

ITEM 6.  SELECTED FINANCIAL DATA

The consolidated financial data for the years ended December 31, 2015, 2014, and 2013 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K. The consolidated financial data for the years ended December 31, 2012 and 2011 have been derived from our audited financial statements not included in this Annual Report. You should read the following selected historical consolidated financial data in conjunction with Item 7 “Management’s discussion and analysis of financial condition and results of operations” and the consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10‑K.

Consolidated Statements of Operations Data

	Year ended December 31,
	2015	2014	2013	2012	2011
Consolidated statements of operations data:
Net revenue	$52,815,088	$47,368,739	$46,566,065	$43,578,016	$41,858,166
Income (loss) from operations	$6,358,590	$3,883,883	$39,853	$(4,241,704)	$2,935,466
Net income (loss)	$10,362,448	$3,160,385	$22,006	$(4,452,305)	$2,384,729
Basic net income (loss) per share applicable to common stockholders	$0.17	$0.05	$0.00	$(0.09)	$0.04
Diluted net income (loss) per share applicable to common stockholders	$0.17	$0.05	$0.00	$(0.09)	$0.04
Weighted-average common stock outstanding (basic)	52,545,934	53,494,952	52,943,203	52,187,144	49,348,033
Weighted-average common stock outstanding (diluted)	53,271,248	54,633,181	54,465,285	52,187,144	52,167,492

Consolidated Balance Sheet Data

	As of December 31,
	2015	2014	2013	2012	2011
Consolidated balance sheet data:
Cash and cash equivalents	$14,675,515	$9,837,791	$6,572,468	$6,002,457	$7,671,963
Working capital(1)	15,656,266	13,849,054	8,414,313	7,429,390	9,468,507
Total assets	44,506,912	33,931,294	30,391,138	27,318,502	24,854,144
Total liabilities	13,943,396	9,802,023	10,535,647	9,435,645	6,109,178
Accumulated deficit	(68,368,405)	(78,730,853)	(81,891,238)	(81,913,244)	(77,460,939)
Total stockholders’ equity	30,563,516	24,129,271	19,855,491	17,882,857	18,744,966

(1)	Working capital is defined as current assets less current liabilities.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth above under “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10‑K. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non‑historical statements in this discussion, are forward‑looking statements. These forward‑looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Item 1A. Risk factors” and elsewhere in this Annual Report on Form 10‑K. Our actual results may differ materially from those contained in or implied by any forward‑looking statements.

Business overview

Planet Payment is a provider of international payment and transaction processing and multi-currency processing services. We provide our services to approximately 118,000 active merchant locations in 21 countries and territories across the Asia-Pacific region, the Americas, the Middle East, Africa and Europe, primarily through our acquiring bank and processor customers, as well as through our own direct sales force. We provide banks and their merchants with innovative services to accept, process and reconcile electronic payments. Our point-of-sale multi-currency payment processing services are designed for merchants in the retail, restaurant, and hospitality environments. We also provide payment services for e-commerce and mail and telephone order merchants. Our point-of-sale and e-commerce services help merchants sell more goods and services to consumers, and are integrated within the payment card transaction process, enabling our acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. Our ATM services provide our domestic and international acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction.  We also offer non-financial transaction processing services that allow merchants to offer a range of commercial services including pre-paid mobile phone top-up and bill payments using the same point-of-sale devices deployed to accept payment cards. We are a registered third party processor with the major card associations and operate in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

To ensure our long‑term success and the success of our customers:

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

In 2015, we produced 63% of our revenue internationally and 37% in the United States through a revenue model that generates fees every time a purchase is made across our network.

We manage our business through two operating segments: our multi‑currency processing services and our payment processing services.  The segments are determined based on how our chief operating decision maker manages our business, regularly assesses information and evaluates performance for operating decision-making purposes, including allocation of resources.  For further description of our segments see “Note 17— Segment Information” in the notes to the consolidated financial statements in this Annual Report on Form 10-K.

Our multi‑currency processing services, which include Pay In Your Currency, Multi-Currency Pricing and DCC at ATMs, enable merchants to offer customized pricing in multiple currencies. Our payment processing services comprise end‑to‑end authorization, capture, clearing and settlement services to our customers along with localized language support and online access to advanced reconciliation, reporting and analytics services. For the year ended December 31, 2015, our multi‑currency processing services represented approximately 63% of our revenue and our payment processing services represented approximately 37% of our revenue.

For the years 2015, 2014 and 2013, our net revenue was $52.8 million, $47.4 million and $46.6 million, respectively. In the same periods, our net income was $10.4 million, $3.2 million and $22,006, respectively, and our Adjusted EBITDA was $11.6 million, $9.4 million and $4.2 million, respectively. Adjusted EBITDA is a financial measure not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For information on how we calculate Adjusted EBITDA, see “—Key metrics—Adjusted EBITDA.”

Key trends

Our financial results have been and we believe will continue to be impacted by trends in the international payment processing industry, including the global shift toward electronic-based methods of payments and away from paper-based methods of payment, the increasing levels of international travel and commerce and the rapid adoption of e-commerce on a global scale. Our results are impacted by the changes in levels of international spending using electronic methods, and as a result, negative trends in the global economy and other factors which negatively impact international travel may negatively impact the growth in total transaction and dollar volume processed using our platform. The global economy has been undergoing a period of economic uncertainty and stock markets are experiencing high levels of volatility, and it is difficult to predict how long this uncertainty and volatility will continue.

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

The following is a table consisting of non‑GAAP financial measures and certain other business statistics that management monitors:

	Year ended December 31,
	2015	2014	2013
KEY METRICS:
Consolidated gross billings(1)	$147,805,897	$127,883,982	$123,766,535
Total settled dollar volume processed(2)	$8,263,216,174	$6,963,223,929	$7,054,447,195
Adjusted EBITDA (non-GAAP)(3)	$11,606,032	$9,377,048	$4,228,278
Capitalized expenditures	$1,396,998	$1,662,196	$2,513,620
Total active merchant locations (at period end)(4)	118,019	87,567	58,245
Total settled transactions processed(5)	227,477,823	110,668,517	64,438,090
Multi-currency processing services key metrics:
Active merchant locations (at period end)(4)	44,748	39,651	23,072
Settled transactions processed(6)	14,854,066	13,423,672	12,496,150
Gross foreign currency mark-up(7)	$128,454,248	$111,469,328	$107,013,919
Settled dollar volume processed(8)	$2,856,768,185	$2,651,052,999	$2,645,757,541
Average net mark-up percentage on settled dollar volume processed(9)	1.15%	1.12%	1.13%
Payment processing services key metrics:
Active merchant locations (at period end)(4)	74,997	48,702	36,392
Payment processing services revenue(10)	$19,351,649	$16,414,654	$16,752,616
Settled transactions processed(11)	213,093,249	97,509,492	51,941,940
Settled dollar volume processed(12)	$5,472,138,032	$4,347,230,673	$4,408,689,654

(1)	Represents gross foreign currency mark‑up (see footnote 7) plus payment processing services revenue (see footnote 10).
(2)

Represents total settled dollar volume processed through both our multi-currency and payment processing services.    For the year ended December 31, 2014, total settled dollar volume processed was updated from the amount originally reported of $8,226,291,479.

(3)

We define Adjusted EBITDA as GAAP net income (loss) adjusted to exclude (1) interest expense, (2) interest income, (3) provision (benefit) for income taxes, (4) depreciation and amortization, (5) stock‑ based compensation expense from options and warrants and (6) certain other items management believes affect the comparability of operating results. Please see “—Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

(4)

We consider a merchant location to be active as of a date if the merchant completed at least one revenue‑generating transaction at the location during the 90‑day period ending on such date.  For the years ended December 31, 2014 and 2013, total active merchant locations were updated from the amounts originally reported of 93,381 and 61,029, respectively.  In addition, for the years ended December 31, 2014 and 2013, multi-currency processing active merchant locations were updated from the amounts originally reported of 43,624 and 23,628, respectively,  and payment processing services active merchant locations were updated from the amounts originally reported of 49,779 and 37,424, respectively.  The total number of active merchant locations exceeds the total number of merchants, as merchants may have multiple locations. As of December 31, 2015, 2014 and 2013, there were 1,726,  786 and 1,219 active merchant locations, respectively, included in both multi-currency and payment processing active merchant locations but are not included in total active merchant locations, in order to eliminate counting these locations twice. For the years ended December 31, 2014 and 2013, active merchant locations included in both multi-currency and payment processing was updated from the amount originally reported of 22 and 23, respectively.

(5)

Represents total settled transactions (excluding other transaction types such as authorizations and rate look‑ups).  For the year ended December 31, 2014, total settled transactions processed was updated from the amount originally reported of 107,892,854.

(6)	Represents settled transactions processed using our multi‑currency processing services (excluding other transaction types such as authorizations and rate look‑ups).
(7)

Represents the gross foreign currency mark‑up amount on settled dollar volume processed using our multi‑currency processing services. Gross foreign currency mark‑up represents multi‑currency processing services net revenue plus amounts paid to acquiring banks and their merchants associated with such multi‑currency processing transactions. Management believes this metric is relevant because it provides the reader an indication of the gross mark‑up derived from multi‑currency transactions processed through our platform during a given period. Refer to our segment disclosure in Note 17 of our consolidated financial statements for information on our net revenue from multi‑currency processing services.

(8)	Represents the total settled dollar volume processed using our multi‑currency processing services.
(9)

Represents the average net foreign currency mark‑up percentage earned on settled dollar volume processed using our multi‑currency processing services. The average net mark‑up percentage on settled dollar volume processed is calculated by taking the reported total multi‑currency processing services net revenue ($32.8 million, $29.6 million and $29.8 million for the years ended December 31, 2015, 2014 and 2013, respectively) and dividing by settled dollar volume processed.  For purposes of calculating “Average net mark-up percentage on settled dollar volume processed,” multi-currency processing services revenue includes revenue related to multi-currency transactions only. For the year ended December 31, 2014, average net foreign currency mark-up percentage earned on settled dollar volume processed using our multi-currency processing services was updated to include revenue related to multi-currency transactions only.

(10)	Represents revenue earned and reported on payment processing services.
(11)

Represents settled transactions processed using our payment processing services (excluding other transaction types such as authorizations and rate look‑ups).  For the year ended December 31, 2014, settled transactions processed using our payment processing services was updated from the originally reported amount of 94,469,182.

(12)

Represents the total settled dollar volume processed using our payment processing services.  For the year ended December 31, 2014, total settled dollar volume processed using our payment processing services was updated from the originally reported amount of $5,575,238,480.

Adjusted EBITDA

This Annual Report on Form 10‑K includes information about Adjusted EBITDA that is not prepared in accordance with GAAP. Adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. A reconciliation of this non‑GAAP measure is included below.

Adjusted EBITDA is a non‑GAAP financial measure that represents GAAP net income (loss) adjusted to exclude (1) interest expense, (2) interest income, (3) provision (benefit) for income taxes, (4) depreciation and amortization, (5) stock‑based compensation expense and (6) certain other items management believes affect the comparability of operating results.

Management believes that Adjusted EBITDA, when viewed with our results under GAAP and the accompanying reconciliations, provides useful information about our period‑over‑period results. Adjusted EBITDA is presented because management believes it provides additional information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We also rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our company and our management team in connection with our executive compensation.

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
•

although depreciation and amortization are non‑cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•

non‑cash compensation is and will remain a key element of our long‑term incentive compensation for our employees, although we exclude it from Adjusted EBITDA when evaluating our ongoing performance for a particular period; and

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

The following table sets forth the reconciliation of Adjusted EBITDA to net income, our most directly comparable financial measure in accordance with GAAP:

	Year ended December 31,
	2015	2014	2013
ADJUSTED EBITDA:
Net income	$10,362,448	$3,160,385	$22,006
Interest expense	57,575	65,122	66,905
Interest income	(1,579)	(2,212)	(1,038)
(Benefit) provision for income taxes	(3,970,360)	800,463	40,869
Depreciation and amortization	3,099,990	3,016,783	2,872,167
Stock-based compensation expense	1,774,232	1,109,303	1,227,369
Restructuring charges	283,726	1,227,204	—
Adjusted EBITDA (non-GAAP)	$11,606,032	$9,377,048	$4,228,278

Components of operating results

Sources of revenue

We derive our revenue principally through transaction fees earned under fixed contractual arrangements with customers who use our international payment and multi‑currency processing services. We operate the business in two reportable segments:

•

Multi‑currency processing services revenue.  Revenue derived from foreign currency transaction fees earned on processing and converting a credit or debit card transaction from one currency into another currency. Foreign currency transactions fees earned under our agreements with our multi‑currency processing services customers have traditionally been based on a fixed percentage applied to the net foreign currency margin earned, after deducting any merchant revenue and other contractual costs. Also included are fees for non‑transactional services.

•

Payment processing services revenue.  Revenue derived from transaction fees earned on processing services provided in facilitating the sale of goods and services by means of credit and debit cards and other electronic payments, the processing of certain non‑financial transactions and professional services fees related to the payment processing business.

Geographic and customer concentration

We conduct our business primarily in three geographical regions: Asia Pacific, or APAC, the Americas, and Europe, Middle East and Africa, or EMEA. The following table provides multi‑currency processing services revenue concentration by geographical region. Revenue by region is based upon where the transaction originated. We conduct our payment processing services primarily in North America.

Analysis of revenue by segment and geographical region:

	Year ended December 31,
	2015	2014	2013
Revenue:
APAC	$16,265,076	$16,621,147	$15,666,192
The Americas	7,162,346	6,893,337	6,165,431
EMEA	10,036,017	7,439,601	7,981,826
Total multi-currency processing services revenue	33,463,439	30,954,085	29,813,449
Payment processing services revenue	19,351,649	16,414,654	16,752,616
Net revenue	$52,815,088	$47,368,739	$46,566,065

A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the year ended December 31, 2015, subsidiaries of Global Payments, Inc. and Mashreqbank PSC represented 18% and 11% of our revenue, respectively.

Operating expenses

Cost of revenue.  Cost of revenue primarily consists of two categories: (1) payment processing services fees, which includes payment processing transactions fees such as sponsorship fees, interchange and card association fees and assessments; and (2) processing and service costs, which include certain expenses related to the multi‑currency processing segment, expenses of running our platform infrastructure, including: internet connectivity, hosting and data storage expenses, amortization expense on acquired intangibles and capitalized software development costs, compensation and related benefits and a portion of general overhead expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses consist primarily of compensation and related benefits, facility costs, public company costs and professional service fees for our sales, marketing, customer service, administrative functions, and a portion of general overhead expenses.

Based on the loss recovery model, we recorded an insurance reimbursement gain of $0.5 million in selling, general and administrative expenses for the year ended December 31, 2015. The insurance reimbursement was related to a previous property and casualty loss.

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

Other income (expense), net.  Other income (expense), net, primarily consists of non‑operating income as well as interest expense related to our capital leases.

Critical accounting policies and estimates

The discussion and analysis of our financial condition and results of our operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP.  GAAP requires us to make certain estimates and judgments that affect the reported amounts and the disclosure in our financial statements.  We base our estimates on historical experience, future trends and other assumptions we believe to be reasonable under the circumstances.  Because these accounting policies require significant judgment, our actual results may differ materially from our estimates.

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

Revenue recognition

We derive revenue principally through fees earned under fixed contractual arrangements with customers who use our international payment and multi‑currency processing services. We have two revenue streams:

Multi‑currency processing services revenue

Multi‑currency processing services revenue is the foreign currency transaction fee earned on processing and converting of a credit or debit card transaction from one currency into another currency. Multi‑currency transaction processing services revenue is recognized upon settlement of the transaction.

Payment processing services revenue

We follow the requirements of Accounting Standards Codification (“ASC”) topic 605‑45, Revenue Recognition—Principal Agent Considerations, in determining our payment processing services revenue reporting. Generally, where we have merchant portability, credit risk and ultimate responsibility for the merchant, revenue is reported at the time of settlement on a gross basis equal to the full amount of the discount charged to the merchant. This amount may include interchange paid to card issuing banks and assessments paid to payment card associations.

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

We capitalize costs of materials and consultants, payroll and payroll‑related costs incurred by employees involved in developing internal use computer software during the application development stage. Costs incurred during the preliminary project and post‑implementation stages are charged to processing and service costs, which are included in cost of revenue as incurred. Software development costs are amortized to processing and service costs, which are included in cost of revenue on a straight‑line basis over estimated useful lives of approximately three to five years. We perform periodic reviews to ensure that unamortized software costs remain recoverable from future cash flows.

Goodwill, intangibles and long‑lived assets

Goodwill represents the excess of the cost over the fair value of net tangible and identified intangible assets of acquired businesses.

Goodwill amounts are assigned to reporting units at the time of acquisition and are adjusted for any subsequent significant transfers of business between reporting units.  We assess the impairment of goodwill annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  We perform the impairment tests of goodwill at our reporting unit level, which is one level below our operating segments.  We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The qualitative factors include economic environment, business climate, market capitalization, operating performance, competition, and other factors. We may proceed directly to the two-step quantitative test without performing the qualitative test.    The goodwill impairment test consists of a two-step process.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit to its carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required.  The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.

We use a projected discounted cash flow model to determine the fair value of a reporting unit. This discounted cash flow method for determining goodwill may be different from the fair value that would result from an actual transaction between a willing buyer and a willing seller. Projections such as discounted cash flow models are inherently uncertain and accordingly, actual future cash flows may differ materially from projected cash flows. Management judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margins, future capital expenditures, working capital needs, expected foreign currency rates, discount rates and terminal values.  The discount rates used are compiled using independent sources, current trends in similar businesses and other observable market data. Changes to these rates might result in a change in the valuation and determination of the recoverability of goodwill. For example, an increase in the discount rate used to discount cash flows will decrease the computed fair value.  Our impairment tests resulted in excessive fair value over book value ranging from 52% to 60% for our reporting unit.  In order to estimate the fair value of goodwill, we may engage a third party to assist management with the valuation.

To validate the reasonableness of the reporting unit fair values, we reconcile the aggregate fair values of the reporting units to the enterprise market capitalization. In performing the reconciliation we may, depending on the volatility of the market value of our stock price, use either the stock price on the valuation date or the average stock price over a range of dates around the valuation date.

The entire goodwill balance as of December 31, 2015 is attributable to the acquisition of BPS.  We did not record any impairment of goodwill for the three years ended December 31, 2015.

We evaluate long-lived assets, including property and equipment, capitalized software and finite-lived intangible assets for potential impairment on an individual asset basis or at the lowest level asset grouping for which cash flows can be separately identified. Long-lived asset impairments are assessed whenever changes in circumstances could indicate that the carrying amounts of those productive assets exceed their projected undiscounted cash flows. When it is determined that impairment exists, the related asset group is written down to its estimated fair market value. The determination of future cash flows and the estimated fair value of long-lived assets, involve significant estimates on the part of management. In order to estimate the fair value of a long-lived asset, we may engage a third party to assist management with the valuation. For the year ended December 31, 2015, we recorded an impairment of capitalized software costs of $0.3 million. We did not record any impairment of long‑lived assets for the years ended December 31, 2014 and 2013.

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

Stock‑based compensation expense and assumptions

Stock‑based compensation expense is measured at the grant date based on fair value and recognized as an expense over the requisite service period, net of an estimated forfeiture rate.

Stock‑based compensation expense assumptions and vesting requirements

Determining the appropriate fair value model and calculating the fair value of stock‑based awards require the input of highly subjective assumptions, including the expected life, expected stock price volatility, and the number of expected stock‑based awards that will be forfeited prior to the completion of the vesting requirements. We use the Black‑Scholes Option Pricing Model to determine the fair value of stock option awards, the fair‑market value of our common stock on the date the award is approved to measure fair value for service‑based and performance‑based awards, and binomial lattice‑based valuation pricing models to value its market condition awards.

Expected life

Due to our limited public company history, the expected life for our stock‑based awards granted was determined based on the “simplified” method under the provisions of ASC 718‑10, Compensation—Stock Compensation.

Expected stock price volatility

We estimate the expected volatility using a time-weighted average of the Company’s historical volatility in combination with the historical volatility of similar entities whose common shares are publicly traded.  For every 5% increase or decrease in expected stock price volatility, total stock-based compensation expense for each stock option grant in 2015 would have changed by approximately $25,000.

Risk‑free interest rate and dividend yield

The risk‑free interest rates used for our stock‑based awards granted were the U.S. Treasury zero‑coupon rates for bonds matching the expected life of a stock‑based award on the date of grant.

The expected dividend yield is not applicable as we have not paid any dividends and intend to retain any future earnings for use in our business.

Vesting requirements

Options granted to employees generally vest 1/3rd of the amount of shares subject to each option on each 12‑month anniversary from the vesting commencement date over a three year period and expire ten years from the grant date.

Restricted stock awards are earned upon the achievement of certain performance targets and/or other vesting conditions.

On an annual basis, the Board of Director’s are granted either stock options or restricted stock awards. A director’s annual grant vests and becomes exercisable as to 1/12th of the shares each month from the vesting commencement date for option awards, or 12‑months from the grant date in the case of a restricted stock award.

A director’s initial grant vests and becomes exercisable as to 1/3rd  of the shares on the 12‑month anniversary from the vesting commencement date and then 1/36th of the shares each month thereafter, such that the grant vests in full after three years. All directors’ options expire ten years from the grant date.

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

Fair value inputs

The fair market value of each stock option award granted has been estimated on the grant date using the Black‑Scholes Option Pricing Model with the following assumptions:

	Year ended December 31,
	2015			2014			2013
Expected life (in years)	5.41	-	6.00	5.88	-	6.02	5.51	-	5.98
Expected volatility (percentage)	35.11	-	39.57	38.48	-	41.98	40.74	-	42.41
Risk-free interest rate (percentage)	1.52	-	1.94	1.77	-	2.02	0.94	-	1.77
Expected dividend yield	—			—			—

For all option grants our Board of Directors set the exercise price of stock options based on a price per share not less than the fair value of our common stock on the date of grant.

The fair market value of market based restricted stock grants have been estimated on the grant date using binomial lattice-based valuation pricing models. The fair value of restricted stock grants with service and performance based vesting criteria have been estimated on the grant date using the fair-market value of the Company’s common stock on the date the awards were approved. Refer to footnote 2 for further information.

Income taxes

Management is required to make estimates related to our income tax provision in each of the jurisdictions in which we operate.  This process involves estimating our current tax exposures, as well as making judgments regarding the recoverability of deferred tax assets in each jurisdiction.  Deferred tax assets and liabilities reflect the tax effects of losses, credits and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Management assesses the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance must be established.  To the extent management establishes a valuation allowance or increases this allowance in a period, an increase to expense within the provision for income taxes in the consolidated statements of operations may result.

We recognize deferred tax assets and liabilities for future tax consequences arising from differences between the carrying amounts of existing assets and liabilities under GAAP and their respective tax basis, and for net operating loss carryforwards and tax credit carryforwards. We evaluate the recoverability of our deferred tax assets, weighing all positive and negative evidence, and are required to establish or maintain a valuation allowance for these assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which the evidence can be objectively verified. If negative evidence exists, positive evidence is necessary to support a conclusion that a valuation allowance is not needed.

Our framework for assessing the recoverability of deferred tax assets requires us to weigh all available evidence, including:

•	the sustainability of recent profitability required to realize the deferred tax assets;
•	the historical cumulative net losses in our consolidated statements of operations in recent years; and
•	the carryforward periods for the net operating losses and tax credits.

As of December 31, 2014, we had a valuation allowance of $28.5 million against our deferred tax assets of $29.9 million. After weighing all of the evidence, we determined that the positive evidence in favor of releasing a portion the valuation allowance outweighed the negative evidence against releasing the allowance as of December 31, 2015. Therefore, we concluded that it was more likely than not that a portion our deferred tax assets, relating to net operating loss carryforwards in the United States, would be realized.

The positive evidence that weighed in favor of partially releasing the valuation allowance as of December 31, 2015 and ultimately outweighed the negative evidence against releasing the allowance was the following:

•	our U.S. profitability for the year end December 31, 2015 and our expectations regarding the sustainability of these profits;
•	our three-year U.S. cumulative income position as of December 31, 2015;
•	the recent term extensions of certain material customers;
•	our taxable income for 2015 and our expectations regarding the likelihood of future taxable income; and
•	that our net operating loss carryforwards expire from 2020 through 2033.

As we have recently transitioned from incurring losses since inception to a cumulative positive income position over the three years ended December 31, 2015, we concluded on reversing a portion of the valuation allowance amounting to for the year ended December 31, 2015. We will continue to evaluate the recoverability of the remaining $16.6 million in fully reserved net operating loss deferred tax assets over the next several quarters.

As of December 31, 2015, we had a valuation allowance of $20.6 million against our deferred tax assets of $27.2 million.

Our policy is to recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements on a particular tax position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.  The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the tax authorities, new information obtained during a tax examination, or resolution of an examination.  We recognize both accrued interest and penalties, where appropriate, related to unrecognized tax benefits in income tax expense.  Our overall effective tax rate is subject to fluctuations because of changes in the geographic mix of earnings, changes to statutory tax rates and tax laws, and because of the impact of various tax audits and assessments, as well as generation of tax credits.

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

Results of operations

The following tables set forth our consolidated results of operations for the periods presented and as a percentage of our net revenue for those periods. The period‑to‑period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Year ended December 31,
	2015		2014		2013
		% of		% of		% of
	$ amount	revenue	$ amount	revenue	$ amount	revenue
Revenue:
APAC	$16,265,076	30.8%	$16,621,147	35.1%	$15,666,192	33.6%
The Americas	7,162,346	13.6	6,893,337	14.6	6,165,431	13.2
EMEA	10,036,017	19.0	7,439,601	15.7	7,981,826	17.1
Total multi-currency processing services revenue	33,463,439	63.4	30,954,085	65.4	29,813,449	63.9
Payment processing services revenue	19,351,649	36.6	16,414,654	34.6	16,752,616	36.1
Net revenue	52,815,088	100.0	47,368,739	100.0	46,566,065	100.0
Operating expenses:
Cost of revenue:
Payment processing services fees	10,903,660	20.6	10,403,679	22.0	11,236,262	24.1
Processing and service costs	14,860,804	28.2	13,483,282	28.5	13,048,294	28.0
Total cost of revenue	25,764,464	48.8	23,886,961	50.5	24,284,556	52.1
Selling, general and administrative expenses	20,408,308	38.7	18,370,691	38.8	22,241,656	47.8
Restructuring charges	283,726	0.5	1,227,204	2.6	—	—
Total operating expenses	46,456,498	88.0	43,484,856	91.9	46,526,212	99.9
Income from operations	6,358,590	12.0	3,883,883	8.1	39,853	0.1
Other income (expense):
Interest expense	(57,575)	(0.1)	(65,122)	(0.1)	(66,905)	(0.1)
Interest income	1,579	0.0	2,212	0.0	1,038	0.0
Other income	89,494	0.2	139,875	0.3	88,889	0.1
Total other income, net	33,498	0.1	76,965	0.2	23,022	0.0
Income from operations before benefit (provision) for income taxes	6,392,088	12.1	3,960,848	8.3	62,875	0.1
Benefit (provision) for income taxes	3,970,360	7.5	(800,463)	(1.7)	(40,869)	(0.1)
Net income	$10,362,448	19.6%	$3,160,385	6.6%	$22,006	0.0%

Comparison of the years ended December 31, 2015 and 2014

Revenue

	Year ended December 31,		Variance
	2015	2014	Amount	Percent
APAC	$16,265,076	$16,621,147	$(356,071)	(2)%
The Americas	7,162,346	6,893,337	269,009	4
EMEA	10,036,017	7,439,601	2,596,416	35
Total multi-currency processing services revenue	33,463,439	30,954,085	2,509,354	8
Payment processing services revenue	19,351,649	16,414,654	2,936,995	18
Net revenue	$52,815,088	$47,368,739	$5,446,349	11

Net revenue increased  $5.4 million, or 11%, to $52.8 million for the year ended December 31, 2015 from $47.4 million for the year ended December 31, 2014. The year over year increase in revenue was due to the overall increase in total settled dollar volume processed and total active merchant locations processing transactions through our payment processing platform and overall increase in total settled dollar volume processed through our multi-currency processing platform. These changes are described below.

Multi‑currency processing services revenue

APAC multi‑currency processing services revenue.  APAC multi‑currency processing services revenue decreased  $0.4 million, or 2%, to $16.3 million for the year ended December 31, 2015 from $16.6 million for the year ended December 31, 2014. The decrease in APAC multi‑currency processing services revenue was driven by changes in the following key business metrics:

	Year ended December 31,			Variance
	2015	2014		Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	16,182	14,135	*	2,047	14%
APAC multi-currency processing settled transactions processed	6,383,901	6,106,752		277,149	5
APAC multi-currency processing gross foreign currency mark-up	$64,301,250	$64,711,495		$(410,245)	(1)
APAC multi-currency processing settled dollar volume processed	$1,419,958,517	$1,492,706,712		$(72,748,195)	(5)
APAC average net mark-up % on settled dollar volume processed	1.15%	1.11%		0.04%	4

(*)  For the year ended December 31, 2014, APAC multi-currency processing active merchant locations was updated from the amount originally reported of 14,340.

The 5% decrease in settled dollar volume processed resulted in a $0.8 million decrease to revenue offset by a 4%  increase in our average net mark-up percentage on settled dollar volume processed which resulted in a $0.5 million increase to revenue. The increase to our average net mark-up percentage on settled dollar volume processed is primarily due to customer and pricing mix.

The Americas multi‑currency processing services revenue.  The Americas multi‑currency processing services revenue increased $0.3 million, or 4%, to $7.2 million for the year ended December 31, 2015 from $6.9 million for the year ended December 31, 2014. The increase in the Americas multi‑currency processing services revenue was driven by changes in the following key business metrics:

	Year ended December 31,			Variance
	2015	2014		Amount	Percent
The Americas multi-currency processing active merchant locations (at period end)	15,766	14,705	*	1,061	7%
The Americas multi-currency processing settled transactions processed	3,295,602	2,763,093		532,509	19
The Americas multi-currency processing gross foreign currency mark-up	$15,830,917	$14,082,388		$1,748,529	12
The Americas multi-currency processing settled dollar volume processed	$361,967,664	$331,353,923		$30,613,741	9
The Americas average net mark-up % on settled dollar volume processed	1.80%	1.67	%**	0.13%	8

(*)  For the year ended December 31, 2014, the Americas multi-currency processing active merchant locations was updated from the amount originally reported of 13,966.

(**) For purposes of calculating “Average net mark-up percentage on settled dollar volume processed,” multi-currency processing services revenue includes revenue related to multi-currency transactions only.

The 9%  increase in settled dollar volume processed resulted in a $0.5 million increase to revenue and an 8%  increase in our average net mark-up percentage on settled dollar volume processed which resulted in a $0.4 million increase to revenue.   The increase to our average net mark-up percentage on settled dollar volume processed is primarily due to customer and pricing mix.  These increases were offset by a decrease in revenues earned on non-transactional services of $0.6 million.

EMEA multi‑currency processing services revenue.    EMEA multi‑currency processing services revenue increased  $2.6 million, or 35%, to $10.0 million for the year ended December 31, 2015 from $7.4 million for the year ended December 31, 2014. The increase in EMEA multi-currency processing services revenue was driven by changes in the following key business metrics:

	Year ended December 31,			Variance
	2015	2014		Amount	Percent
EMEA multi-currency processing active merchant locations (at period end)	12,800	10,811	*	1,989	18%
EMEA multi-currency processing settled transactions processed	5,174,563	4,553,827		620,736	14
EMEA multi-currency processing gross foreign currency mark-up	$48,322,081	$32,675,445		$15,646,636	48
EMEA multi-currency processing settled dollar volume processed	$1,074,842,004	$826,992,364		$247,849,640	30
EMEA average net mark-up % on settled dollar volume processed	0.93%	0.90%		0.03%	3

(*)  For the year ended December 31, 2014, EMEA multi-currency processing active merchant locations was updated from the amount originally reported of 15,318.

The 30% increase in settled dollar volume processed resulted in a $2.3 million increase to revenue and a  3%  increase in our average net mark-up percentage on settled dollar volume processed resulted in a $0.3 million increase to revenue. The increase to our average net mark-up percentage on settled dollar volume processed is primarily due to customer and pricing mix.

Payment processing services revenue

Payment processing services revenue is primarily earned from transaction processing services for customers in the Americas. Payment processing services revenue increased $2.9 million, or 18%, to $19.4 million for the year ended December 31, 2015 from $16.4 million for the year ended December 31, 2014.  The increase was primarily due to professional service fees along with transaction processing fees, arising from the roll-out of new payment processing customers.

Cost of revenue

	Year ended December 31,		Variance
	2015	2014	Amount	Percent
Payment processing services fees	$10,903,660	$10,403,679	$499,981	5%
Processing and service costs	14,860,804	13,483,282	1,377,522	10
Total cost of revenue	$25,764,464	$23,886,961	$1,877,503	8

Payment processing services fees

The increase in payment processing service fees of $0.5 million, or 5%, to $10.9 million for the year ended December 31, 2015 from $10.4 million for the year ended December 31, 2014 is a direct result of the mix of business within the payment processing service revenue.

Processing and service costs

The increase in processing and service costs of $1.4 million, or 10%, to $14.9 million for the year ended December 31, 2015 from $13.5 million for the year ended December 31, 2014 was primarily the result of a $1.7 million increase in multi-currency referral commission earned by third party agents for new multi-currency customers, a $0.2 million increase in technology expense and a $0.2 million increase in software amortization, partially offset by a decrease in salary compensation and benefits of $0.6 million.

Selling, general and administrative expenses

	Year ended December 31,		Variance
	2015	2014	Amount	Percent
Selling, general and administrative expenses	$20,408,308	$18,370,691	$2,037,617	11%

Selling, general and administrative expenses increased  $2.0 million, or 11%, to $20.4 million for the year ended December 31, 2015 from $18.4 million for the year ended December 31, 2014.   The increase in selling, general and administrative expenses was primarily due to an increase in salary compensation of $1.6 million and stock-based compensation expense of $0.7 million, offset in part, by a gain related to an insurance reimbursement of $0.5 million.

Restructuring charges

The Company recorded $0.3 million and $1.2 million of restructuring charges in connection with a realignment of its workforce for the years ended December 31, 2015 and 2014, respectively.  These charges primarily include employee severance and benefits.

Benefit (provision) for income taxes

For 2015, the benefit for income taxes of $4.0 million related to current tax from foreign operations of $1.5 million, which is primarily the result of revenue withholding taxes paid in foreign tax jurisdictions.  The 2015 current tax expense from foreign operations includes an expense of $0.7 million related to a foreign tax receivable that was expensed as collectability was no longer deemed probable.  The current tax expense was fully offset by a partial reversal of the valuation allowance of the deferred tax asset that pertains to our net operating loss carryforwards in the United States and changes in certain deferred tax items in foreign entities.  Based on all available evidence, we recorded a tax benefit of $6.2 million for tax attribute carryforwards in the jurisdictions in which there is sufficient positive evidence that the deferred tax asset will be realized.  In addition, the deferred tax expense from outside the United States includes an expense of $0.5 million related to the reversal of a previously deferred tax asset as we determined that the deferred tax asset will not be utilized and the impact on current and prior years accounts are immaterial.

For the year ended December 31, 2014 the provision for income taxes of $0.8 million related to current tax from foreign operations primarily the result of revenue withholding taxes paid in foreign tax jurisdictions.

Comparison of the years ended December 31, 2014 and 2013

Revenue

	Year ended December 31,		Variance
	2014	2013	Amount	Percent
APAC	$16,621,147	$15,666,192	$954,955	6%
The Americas	6,893,337	6,165,431	727,906	12
EMEA	7,439,601	7,981,826	(542,225)	(7)
Total multi-currency processing services revenue	30,954,085	29,813,449	1,140,636	4
Payment processing services revenue	16,414,654	16,752,616	(337,962)	(2)
Net revenue	$47,368,739	$46,566,065	$802,674	2

Net revenue increased $0.8 million, or 2%, to $47.4 million for the year ended December 31, 2014 from $46.6 million for the year ended December 31, 2013. The year over year increase in revenue was primarily due to the overall increase in total settled dollar volume processed and total active merchant locations processing transactions through our payment processing platform. This increase related to total sales volume and total merchant locations was partially offset by the decreases in EMEA average net mark-up percentage on settled dollar volume and a decrease in total sales volume processes by our direct acquiring payment processing customers.

Multi‑currency processing services revenue

APAC multi‑currency processing services revenue.  APAC multi-currency processing services revenue increased $1.0 million, or 6%, to $16.6 million for the year ended December 31, 2014 from $15.6 million for the year ended December 31, 2013. The increase in APAC multi-currency processing services revenue was driven by changes in the following key business metrics:

	Year ended December 31,				Variance
	2014		2013		Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	14,135	*	12,825	*	1,310	10%
APAC multi-currency processing settled transactions processed	6,106,752		5,632,093		474,659	8
APAC multi-currency processing gross foreign currency mark-up	$64,711,495		$60,922,423		$3,789,072	6
APAC multi-currency processing settled dollar volume processed	$1,492,706,712		$1,439,068,345		$53,638,367	4
APAC average net mark-up % on settled dollar volume processed	1.11%		1.09%		0.02%	2

(*) For the years ended December 31, 2014 and 2013,  APAC multi-currency processing active merchant locations was updated from the amounts originally reported of 14,340 and 12,967, respectively.

The 4% increase in settled dollar volume processed resulted in a $0.6 million increase to revenue. APAC multi‑currency processing revenue was further increased by a 2% increase in our average net mark‑up percentage on settled dollar volume processed, which resulted in a $0.4 million increase to revenue. The increase in settled dollar volume processed was primarily due to new acquirer implementation and the increase in average net mark‑up percentage on settled dollar volume processed was primarily due to a pricing mix of services during the period.

The Americas multi‑currency processing services revenue.    Americas multi‑currency processing services revenue increased $0.7 million to $6.9 million for the year ended December 31, 2014 from $6.2 million for the year ended December 31, 2013. The Americas multi‑currency processing services revenue key business metrics are as follows:

	Year ended December 31,				Variance
	2014		2013		Amount	Percent
The Americas multi-currency processing active merchant locations (at period end)	14,705	*	4,110	*	10,595	258%
The Americas multi-currency processing settled transactions processed	2,763,093		2,942,280		(179,187)	(6)
The Americas multi-currency processing gross foreign currency mark-up	$14,082,388		$13,948,801		$133,587	1
The Americas multi-currency processing settled dollar volume processed	$331,353,923		$381,903,219		$(50,549,296)	(13)
The Americas average net mark-up % on settled dollar volume processed	1.67	%**	1.61%		0.06%	4

(*)  For the years ended December 31, 2014 and 2013,  the Americas multi-currency processing active merchant locations was updated from the amounts originally reported of 13,966 and 3,351, respectively.

(**)  For purposes of calculating “Average net mark‑up percentage on settled dollar volume processed”, multi‑currency processing services revenue includes revenue related to multi‑currency transactions only.

The 12% increase in the Americas multi‑currency processing revenue is due to revenues earned on non‑transactional services of $1.3 million partially offset by a 13% decrease in settled dollar volume processed, which resulted in a $0.6 million dollar decrease to revenue. The primary reason for the decrease in settled dollar volume processed is due to a decrease in volume for a specific currency and certain retail merchants.

EMEA multi‑currency processing services revenue.    EMEA multi‑currency processing services revenue decreased $0.5 million to $7.4 million for the year ended December 31, 2014 from $7.9 million for the year ended December 31, 2013. EMEA multi‑currency processing services revenue key business metrics are as follows:

	Year ended December 31,				Variance
	2014		2013		Amount	Percent
EMEA multi-currency processing active merchant locations (at period end)	10,811	*	6,137	*	4,674	76%
EMEA multi-currency processing settled transactions processed	4,553,827		3,921,777		632,050	16
EMEA multi-currency processing gross foreign currency mark-up	$32,675,445		$32,142,695		$532,750	2
EMEA multi-currency processing settled dollar volume processed	$826,992,364		$824,785,977		$2,206,387	0
EMEA average net mark-up % on settled dollar volume processed	0.90%		0.97%		(0.07)%	(7)

(*) For the years ended December 31, 2014 and 2013,  EMEA multi-currency processing active merchant locations was updated from the amounts originally reported of 15,318 and 7,310, respectively.

The 7% decrease in average net mark‑up on settled dollar volume processed resulted in a $0.5 million decrease in revenue. This decrease is primarily a result of customer and pricing mix.

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

Processing and service costs

The increase in processing and service costs of $0.4 million, or 3%, to $13.5 million for the year ended December 31, 2014 from $13.1 million for the year ended December 31, 2013 was primarily the result of an increase of $0.4 million in multi‑currency referral commissions earned by third party agents for new multi‑currency customers and a decrease of $0.5 in capitalized technology salaries expense. These increases are partially offset by a decrease in salary compensation and related benefits of $0.4 million as a result of our restructuring during 2014.

Selling, general and administrative expenses

	Year ended December 31,		Variance
	2014	2013	Amount	Percent
Selling, general and administrative expenses	$18,370,691	$22,241,656	$(3,870,965)	(17)%

Selling, general and administrative expenses decreased $3.9 million, or 17%, to $18.4 million for the year ended December 31, 2014 from $22.3 million for the year ended December 31, 2013. The decrease in selling, general and administrative expenses was primarily due to a decrease in salary compensation and related benefits of $2.2 million, a decrease to professional fees of $0.3 million, a decrease to travel and entertainment expenses of $0.4 million, a decrease in stock‑based compensation expense of $0.1 million, a decrease to recruiting fees of $0.2 million, a decrease to telecom expenses of $0.1 million, a decrease to sales and marketing of $0.2 million and a decrease to public company costs of $0.2 million.

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

Restructuring charges

The Company recorded $1.2 million of restructuring charges in connection with a realignment of its workforce for the year ended December 31, 2014.  The $1.2 million of restructuring charges primarily consist of $1.0 million of employee severance and benefits and $0.2 million of stock-based compensation.

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

Quarterly results of operations

The following tables set forth selected unaudited quarterly statements of operations data for the last eight fiscal quarters. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this Annual Report on Form 10‑ K and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10‑K. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	March 31,	June 30,	September 30,	December 31,
2015 (unaudited)	2015	2015	2015	2015
Net revenue	$12,132,770	$12,683,359	$12,618,413	$15,380,546
Gross profit(1)	6,306,626	6,706,816	6,150,091	7,887,091
Income from operations	1,836,226	1,994,112	208,625	2,319,627
Net income(2)	$1,711,626	$1,875,328	$105,971	$6,669,523
Basic net income per share applicable to common stockholders(3)	$0.03	$0.03	$0.00	$0.11
Diluted net income per share applicable to common stockholders(3)	$0.03	$0.03	$0.00	$0.11
Weighted-average common stock (basic)	53,800,606	53,082,296	51,360,758	51,833,492
Weighted-average common stock (diluted)	54,448,382	53,830,534	52,384,391	52,953,205

	March 31,	June 30,	September 30,	December 31,
2014 (unaudited)	2014	2014	2014	2014
Net revenue	$11,175,117	$11,884,605	$11,312,303	$12,996,714
Gross profit(1)	4,941,703	6,264,427	5,476,368	6,799,280
(Loss) income from operations	(769,305)	1,707,698	594,624	2,350,866
Net (loss) income	$(779,290)	$1,509,414	$468,125	$1,962,136
Basic net (loss) income per share applicable to common stockholders(3)	$(0.01)	$0.02	$0.01	$0.03
Diluted net (loss) income per share applicable to common stockholders(3)	$(0.01)	$0.02	$0.01	$0.03
Weighted-average common stock (basic)	53,437,184	53,802,936	54,141,669	53,918,370
Weighted-average common stock (diluted)	53,437,184	54,767,440	54,977,485	54,474,022

(1)	For the purposes of this table, gross profit is defined as net revenue less total cost of revenue.
(2)

Fourth quarter net income includes a net tax benefit of $4.0 million which is primarily related to a reversal of our tax valuation allowance partially offset by certain other tax adjustments in the fourth quarter. Refer to footnote 13 for further information.

(3)	The addition of earnings per share by quarter may not equal total earnings per share for the year or interim period.

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

Sources of liquidity

As of December 31, 2015, we had approximately $14.7 million in cash and cash equivalents of which we had $9.6 million in cash held by foreign subsidiaries. Currently, if we were to repatriate cash held by our foreign subsidiaries, to the extent that such repatriation was a taxable event, we could utilize a portion of our $61.2 million net operating loss carry forward to offset the tax obligation, so that no U.S. tax liability would arise. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

On June 10, 2015, we entered into a $10.0 million secured revolving credit facility (the “Credit Facility”) with Citizens Bank, N.A. (“Citizens”) pursuant to a Credit and Security Agreement by and among the Company, certain affiliates thereof as borrowers or guarantors, and Citizens (the “Credit Agreement”).  The line of credit under the Credit Agreement is secured by substantially all of our personal property, including our intellectual property and that of our subsidiaries that are borrowers or guarantors.  The interest rate applicable to committed borrowings is tied to LIBOR plus a margin of 2.5%.  The Credit Agreement also provides for a letter of credit sub-facility of up to $2.0 million. The Credit Agreement contains customary affirmative and negative covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios, as well as an obligation to maintain a minimum availability requirement of at least $5.0 million in the aggregate of cash and availability under the line of credit.  The Credit Facility will provide funds for general corporate purposes and repurchases of issued and outstanding capital stock.  The Credit Facility matures on June 10, 2020 and is payable in full upon maturity.  As of December 31, 2015, the Company was in compliance with all financial covenants contained in the Credit Agreement and no amounts were outstanding.

On January 28, 2016, we entered into a Second Amendment to Credit and Security Agreement with Citizens and certain subsidiary affiliates of the Company as borrowers and/or guarantors (the “Amendment”). The Amendment amends the original Credit and Security Agreement by and among the parties dated as of June 10, 2015 and provides for an increase in the Company’s line of credit (the “Line of Credit”) with Citizens from $10.0 million to $20.0 million. Additionally, the Amendment extends the date by which the entire unpaid principal amount of the Line of Credit together with interest shall be due and payable in full to December 31, 2020.    Other terms and conditions of the Amendment remained unchanged.

Capital expenditures

Our capital expenditures related to property and equipment, software development costs, and intangible assets were $1.4 million in 2015, $1.7 million in 2014 and $2.5 million in 2013. The 2015 capital expenditures were primarily attributable to our investment in the business primarily through capital expenditures for network infrastructure and investments in software development and equipment.

Cash flows

	Year ended December 31,
	2015	2014	2013
Cash provided by operating activities	$12,186,422	$5,245,899	$2,520,150
Cash used for investing activities	(1,426,657)	(1,521,756)	(2,059,278)
Cash (used for) provided by financing activities	(5,922,041)	(458,820)	109,139

Operating activities

Cash provided by operating activities during the year ended December 31, 2015 was $12.2 million, comprising of $9.8 million of cash generated by operations and a net increase in our operating assets and liabilities of $2.4 million. This net increase in our operating assets and liabilities of $2.4 million primarily consisted of a $1.3 million increase in accounts payable and accrued expenses, a $1.0 million increase in due to merchants, a $0.3 million decrease in accounts receivable, prepaid expenses and other current assets and a $0.9 million decrease in other long-term assets,  offset in part by, and a $1.0 million increase in settlement assets. Cash generated by operations of $9.8 million was inclusive of net income of $10.4 million and total non‑cash adjustments of $0.6 million.  Significant non-cash adjustments to net income primarily include deferred tax benefit of $5.5 million, depreciation and amortization expense of $3.1 million and stock option expense of $1.8 million.

Cash provided by operating activities during the year ended December 31, 2014 was $5.2 million, comprising of $7.5 million of cash generated by operations and a net decrease in our operating assets and liabilities of $2.2 million. This net decrease in our operating assets and liabilities of $2.2 million primarily consisted of a $1.0 million decrease in settlement assets. This decrease was partially offset by a $2.0 million decrease in accounts payable and accrued expenses, a $0.7 million increase in accounts receivable, prepaid expenses and other current assets, a $0.4 million decrease in due to merchants and a $0.1 million increase in other long-term assets. Cash generated by operations of $7.5 million was inclusive of net income of $3.2 million and non‑cash adjustments to net income which primarily include: (i) depreciation and amortization expense of $3.0 million and (ii) stock option expense of approximately $1.3 million.

Cash provided by operating activities during the year ended December 31, 2013 was $2.5 million, comprising of $3.6 million of cash generated by operations and a net decrease in our operating assets and liabilities of $1.1 million. This net decrease in our operating assets and liabilities of $1.1 million primarily consisted of a $0.7 million increase in settlement assets, a $0.7 million increase in accounts receivable, prepaid expenses and other current assets and a $0.5 million increase in other long-term assets. These increases were partially offset by a $0.5 million increase in due to merchants and a $0.3 million increase in accounts payable and accrued expenses. Cash generated by operations of $3.6 million was inclusive of non‑cash adjustments to net income which primarily include: (i) depreciation and amortization expense of $2.9 million, (ii) stock option expense of $1.2 million and (iii) provision for doubtful accounts of $0.3 million, partially offset by a $0.5 million deferred tax benefit and a $0.3 million insurance settlement gain related to Hurricane Sandy.

Investing activities

Cash used for investing activities for the year ended December 31, 2015 was $1.4 million, which was primarily attributable to a $1.3 million investment in the business through capital expenditures for network infrastructure, investments in software development and purchases of intangible assets and a decrease in merchant reserves of $0.1 million.

Cash used for investing activities for the year ended December 31, 2014 was $1.5 million, which was primarily attributable to a $1.7 million decrease in restricted cash and a $1.5 million investment in the business through capital expenditures for network infrastructure, investments in software development and purchases of intangible assets. These decreases were partially offset by an increase in merchant reserves of $1.7 million.

Cash used for investing activities for the year ended December 31, 2013 was $2.1 million, which was primarily attributable to a $2.5 million investment in the business through capital expenditures for network infrastructure and investments in software development and tenant improvements at our corporate office following Hurricane Sandy, offset by the receipt of Hurricane Sandy insurance proceeds received of $0.4 million.

Financing activities

Cash used for financing activities for the year ended December 31, 2015 was $5.9 million, comprising of $7.1 million of treasury stock repurchased and $0.5 million in payments for capital lease obligations, offset by $1.7 million in proceeds from the issuance of common stock.

Cash used for financing activities for the year ended December 31, 2014 was $0.5 million, comprising of $0.8 million of treasury stock repurchased and $0.6 million in payments for capital lease obligations, offset by $0.9 million in proceeds from issuance of common stock.

Cash provided by financing activities for the year ended December 31, 2013 was $0.1 million, comprising of $0.6 million in proceeds from option exercises, offset by $0.5 million in payments for capital lease obligations.

Stock repurchase program

In October 2014, we announced that our Board of Directors authorized the repurchase of up to $6.0 million of our outstanding shares of common stock.  The shares may be purchased from time to time during a period ending on December 31, 2015.  The timing, price and quantity of purchases are at our discretion and the program may be discontinued or suspended at any time.  As of December 31, 2014, the total amount of common stock repurchased under the program was 0.5 million shares for an aggregate price of $0.8 million.

On August 4, 2015 and December 21, 2015, our Board of Directors expanded our share repurchase authorization by an incremental $5.2 million and $2.3 million, respectively. Under the new authorizations, we may repurchase shares in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities and other factors, at prices not to exceed $3.20 per share. We have no obligation to repurchase shares under this program.  This authorization has no expiration date and may be suspended or terminated at any time.  For the year ended December 31, 2015, we repurchased 3.1 million shares for an aggregate price of $7.1 million. These repurchases bring our total common stock repurchased under the program through December 31, 2015 to 3.6 million shares for an aggregate price of $7.9 million. As of December 31, 2015, $5.6 million remains available for repurchase under the program.

From January 1, 2016 to February 29, 2016, we repurchased approximately 0.9 million shares of common stock for an aggregate price of $2.6 million. The total amount of common stock repurchased under the program through February 29, 2016 was 4.5 million shares for an aggregate price of $10.5 million.  As of February 29, 2016, $3.0 million remains available for repurchase under the program.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of December 31, 2015:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating lease obligations	$1,650,343	$1,519,039	$131,304	$—	$—
Capital lease obligations	515,245	311,472	203,773	—	—
Acquiring bank sponsorship agreement obligations	1,083,334	366,667	716,667	—	—
Total contractual cash obligations	$3,248,922	$2,197,178	$1,051,744	$—	$—

Off‑balance sheet arrangements

We do not have any off‑balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purpose.

Effects of inflation

Our monetary assets consist primarily of cash and cash equivalents and receivables, and our non‑monetary assets consist primarily of property and equipment, software development and intangible assets, which are not affected significantly by inflation. We believe the replacement costs of property and equipment will not materially affect our operations. However, the rate of inflation affects our expenses, which may not be readily recoverable in the prices of services we offer.

Employment agreements

Pursuant to employment agreements with certain employees, we had a commitment to pay severance of approximately $0.9 million and $0.8 million as of December 31, 2015 and 2014, respectively, in the event of termination without cause, as defined in the agreements. Additionally, in the event of termination upon a change of control, as defined in the agreements, we had a commitment to pay severance of $1.1 million and $1.0 million as of December 31, 2015 and 2014, respectively.

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

In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740) (“ASU No. 2015-17).  The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet.  ASU No. 2015-17 will be effective for financial statements issued for interim and annual periods beginning after December 15, 2016.  Early application is permitted for all entities as of the beginning of an interim or annual reporting period.  The standard allows for either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  As of December 31, 2015, we have adopted the provisions of ASU No. 2015-17.

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02,  Leases (“ASU No. 2016-02.  The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this Update is permitted for all entities.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the effect ASU 2016-02 will have on the Company’s Consolidated Financial Statements and disclosures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We had cash and cash equivalents totaling $14.7 million and $9.8 million as of December 31, 2015 and 2014, respectively. The cash and cash equivalents are held for working capital purposes. We did not have any derivative financial instruments as of December 31, 2015 and 2014. We are not exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates given the historic low levels of interest being earned on the short‑term fixed‑rate cash operating accounts.

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

In the event that our foreign sales and expenses increase and expand into other currencies, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not enter into derivatives or other financial activities in an attempt to hedge our foreign currency exchange risk, but may do so in the future. It is difficult to predict the impact any hedging activities would have on our results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Planet Payment, Inc.

Long Beach, New York

We have audited the accompanying consolidated balance sheets of Planet Payment, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, changes in convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the three years in the period ended December 31, 2015 listed in the accompanying index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planet Payment, Inc. at December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule for each of the three years in the period ended December 31, 2015, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

New York, New York

March 2, 2016

Planet Payment, Inc.

Consolidated Balance Sheets

	December 31,
	2015	2014

Current assets:
Cash and cash equivalents	$14,675,515	$9,837,791
Restricted cash	5,050,147	4,167,560
Accounts receivable, net of allowances of $0.1 million as of December 31, 2015 and December 31, 2014	6,406,496	6,948,595
Prepaid expenses and other assets	1,800,566	1,136,821
Total current assets	27,932,724	22,090,767
Other assets:
Restricted cash	551,917	432,094
Property and equipment, net	1,811,619	2,139,747
Software development costs, net	3,964,454	4,612,457
Intangible assets, net	1,378,264	2,046,700
Goodwill	286,852	319,671
Deferred tax asset and other long-term assets	8,581,082	2,289,858
Total other assets	16,574,188	11,840,527
Total assets	$44,506,912	$33,931,294
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$306,520	$512,057
Accrued expenses	6,438,600	2,918,645
Due to merchants	5,240,427	4,352,199
Current portion of capital leases	290,911	458,812
Total current liabilities	12,276,458	8,241,713
Long-term liabilities:
Other long-term liabilities	1,666,938	1,560,310
Total long-term liabilities	1,666,938	1,560,310
Total liabilities	13,943,396	9,802,023
Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock—10,000,000 shares authorized as of December 31, 2015 and December 31, 2014, $0.01 par value: Series A—2,243,750 issued and outstanding as of December 31, 2015 and December 31, 2014; $8,975,000 aggregate liquidation preference	22,438	22,438
Common stock—250,000,000 shares authorized as of December 31, 2015 and December 31, 2014, $0.01 par value, and 56,191,389 issued and 52,585,503 shares outstanding as of December 31, 2015, and 55,680,999 issued and 55,177,899 shares outstanding as of December 31, 2014	561,914	556,810
Treasury stock, at cost, 3,605,886 shares and 503,100 shares as of December 31, 2015 and December 31, 2014, respectively	(7,883,012)	(822,603)
Additional paid-in capital	106,741,026	103,277,253
Accumulated other comprehensive loss	(510,445)	(173,774)
Accumulated deficit	(68,368,405)	(78,730,853)
Total stockholders’ equity	30,563,516	24,129,271
Total liabilities and stockholders’ equity	$44,506,912	$33,931,294

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Consolidated Statements of Income

	Year ended December 31,
	2015	2014	2013
Revenue:
Net revenue	$52,815,088	$47,368,739	$46,566,065
Operating expenses:
Cost of revenue:
Payment processing service fees	10,903,660	10,403,679	11,236,262
Processing and service costs	14,860,804	13,483,282	13,048,294
Total cost of revenue	25,764,464	23,886,961	24,284,556
Selling, general and administrative expenses	20,408,308	18,370,691	22,241,656
Restructuring charges	283,726	1,227,204	—
Total operating expenses	46,456,498	43,484,856	46,526,212
Income from operations	6,358,590	3,883,883	39,853
Other income (expense):
Interest expense	(57,575)	(65,122)	(66,905)
Interest income	1,579	2,212	1,038
Other income	89,494	139,875	88,889
Total other income, net	33,498	76,965	23,022
Income from operations before benefit (provision) for income taxes	6,392,088	3,960,848	62,875
Benefit (provision) for income taxes	3,970,360	(800,463)	(40,869)
Net income	$10,362,448	$3,160,385	$22,006
Basic net income per share applicable to common stockholders	$0.17	$0.05	$0.00
Diluted net income per share applicable to common stockholders	$0.17	$0.05	$0.00
Weighted-average common stock outstanding (basic)	52,545,934	53,494,952	52,943,203
Weighted-average common stock outstanding (diluted)	53,271,248	54,633,181	54,465,285

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2015	2014	2013
Net income	$10,362,448	$3,160,385	$22,006
Foreign currency translation adjustment	(336,671)	(309,005)	97,306
Total comprehensive income	$10,025,777	$2,851,380	$119,312

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$10,362,448	$3,160,385	$22,006
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,811,156	1,263,660	1,227,369
Depreciation and amortization expense	3,099,990	3,016,783	2,872,167
Provision for doubtful accounts	8,388	46,652	326,457
Deferred tax benefit	(5,478,818)	—	(583,420)
Disposal of property and equipment	—	—	4,979
Gain on insurance settlement	—	—	(301,281)
Changes in operating assets and liabilities:
(Increase) decrease in settlement assets	(957,909)	1,055,984	(703,407)
Decrease (increase) in accounts receivables, prepaid expenses and other current assets	346,422	(743,358)	(657,188)
Decrease (increase) in other long-term assets	911,138	(62,992)	(482,065)
Increase (decrease) in accounts payable and accrued expenses	1,292,718	(2,005,464)	336,367
Increase (decrease) in due to merchants	963,550	(419,222)	472,760
Other	(172,661)	(66,529)	(14,594)
Net cash provided by operating activities	12,186,422	5,245,899	2,520,150
Cash flows from investing activities:
Insurance proceeds	—	—	401,281
Increase in restricted cash	(44,501)	(1,738,571)	(26,638)
(Decrease) increase in merchant reserves	(75,322)	1,752,521	—
Purchase of property and equipment	(183,090)	(117,412)	(828,730)
Capitalized software development	(1,102,765)	(1,292,314)	(1,443,010)
Purchase of intangible assets	(20,979)	(125,980)	(162,181)
Net cash used for investing activities	(1,426,657)	(1,521,756)	(2,059,278)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,657,591	934,032	589,131
Principal payments on capital lease obligations	(519,223)	(570,249)	(479,992)
Purchase of treasury stock	(7,060,409)	(822,603)	—
Net cash (used for) provided by financing activities	(5,922,041)	(458,820)	109,139
Effect of exchange rate changes on cash and cash equivalents(*)	—	—	—
Net increase in cash and cash equivalents	4,837,724	3,265,323	570,011
Cash and cash equivalents at beginning of period	9,837,791	6,572,468	6,002,457
Cash and cash equivalents at end of period	$14,675,515	$9,837,791	$6,572,468
Supplemental disclosure:
Cash paid for:
Interest	$33,499	$64,585	$63,352
Income taxes	765,380	765,807	568,055
Non-cash investing and financing activities:
Common stock issued for stock options and warrants exercised	184	1,390	2,273
Assets acquired under capital leases	156,129	429,611	728,082
Accrued capitalized hardware, software and fixed assets	57,163	74,017	27,566
Capitalized stock-based compensation	33,001	52,473	52,133

(*)For the years ended December 31, 2015, 2014 and 2013, the effect of exchange rate changes on cash and cash equivalents was immaterial.

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity

	Convertible
	preferred stock
	$0.01 par value—		Common stock
	10,000,000 shares		$0.01 par value—
	authorized as of		250,000,000 shares
	December 31, 2012		authorized as of
	2013, 2014 and 2015		December 31, 2012		Common Stock,			Accumulated
	Series A		2013, 2014 and 2015		In Treasury		Additional	Other		Total
	Shares	Shares	Shares	Shares	Shares	Shares	Paid-in	Comprehensive	Accumulated	Stockholders’
	Issued	Par Value	Issued	Par Value	Issued	Par Value	Capital	Income (loss)	Deficit	Equity
Balance—December 31, 2012	2,243,750	$22,438	53,658,857	$536,589	—	$—	$99,199,149	$37,925	$(81,913,244)	$17,882,857
Restricted stock issued	—	—	860,739	8,607	—	—	(23,918)	—	—	(15,311)
Warrants exercised	—	—	213,123	2,131	—	—	(2,131)	—	—	—
Options exercised	—	—	304,769	3,048	—	—	586,083	—	—	589,131
Stock-based compensation expense	—	—	—	—	—	—	1,279,502	—	—	1,279,502
Cumulative translation adjustment	—	—	—	—	—	—	—	97,306	—	97,306
Net income	—	—	—	—	—	—	—	—	22,006	22,006
Balance—December 31, 2013	2,243,750	22,438	55,037,488	550,375	—	—	101,038,685	135,231	(81,891,238)	19,855,491
Treasury stock	—	—	—	—	503,100	(822,603)	—	—	—	(822,603)
Restricted stock issued	—	—	(243)	(3)	—	—	(5,159)	—	—	(5,162)
Warrants exercised	—	—	79,677	797	—	—	(797)	—	—	—
Options exercised	—	—	564,077	5,641	—	—	928,391	—	—	934,032
Stock-based compensation expense	—	—	—	—	—	—	1,316,133	—	—	1,316,133
Cumulative translation adjustment	—	—	—	—	—	—	—	(309,005)	—	(309,005)
Net income	—	—	—	—	—	—	—	—	3,160,385	3,160,385
Balance—December 31, 2014	2,243,750	22,438	55,680,999	556,810	503,100	(822,603)	103,277,253	(173,774)	(78,730,853)	24,129,271
Treasury stock	—	—	—	—	3,102,786	(7,060,409)	—	—	—	(7,060,409)
Restricted stock issued	—	—	(272,724)	(2,727)	—	—	(30,144)	—	—	(32,871)
Options exercised	—	—	783,114	7,831	—	—	1,649,760	—	—	1,657,591
Stock-based compensation expense	—	—	—	—	—	—	1,844,157	—	—	1,844,157
Cumulative translation adjustment	—	—	—	—	—	—	—	(336,671)	—	(336,671)
Net income	—	—	—	—	—	—	—	—	10,362,448	10,362,448
Balance—December 31, 2015	2,243,750	$22,438	56,191,389	$561,914	3,605,886	$(7,883,012)	$106,741,026	$(510,445)	$(68,368,405)	$30,563,516

The accompanying notes are an integral part of these financial statements.

1. Business description and basis of presentation

Business description

Planet Payment, Inc. together with its wholly-owned subsidiaries (“Planet Payment,” the “Company,” “we,” or “our”) is a provider of international payment and transaction processing and multi‑currency processing services. The Company provides its services to approximately 118,000 active merchant locations in 21 countries and territories across the Asia Pacific region, the Americas, the Middle East, Africa and Europe, primarily through its acquiring bank and processor customers, as well as through its own direct sales force. The Company provides banks and their merchants with innovative services to accept, process and reconcile electronic payments. The Company’s point‑of‑sale and e‑commerce services are integrated within the payment card transaction process enabling its acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. The Company’s ATM services provide its domestic and international acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction. The Company also offers non‑financial transaction processing services that allow merchants to offer a range of commercial services including pre‑paid mobile phone top‑up and bill payments using the same point‑of‑sale devices deployed to accept payment cards. The Company is a registered third party processor with the major card associations and operates in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

Company structure

Planet Payment was incorporated in the State of Delaware on October 12, 1999 as Planet Group Inc. and changed its name to Planet Payment, Inc. on June 18, 2007.

From March 2006 to August 2014, shares of the Company’s common stock traded on the AIM of the London Stock Exchange under the symbol “PPT”. From March 2006 to June 2013, shares of our common stock also traded on AIM under the symbol “PPTR.” On December 17, 2012, shares of our common stock began trading on NASDAQ under the symbol “PLPM.”

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying consolidated financial statements include the accounts of Planet Payment, Inc. and its wholly‑owned subsidiaries. All intercompany transactions and balances have been eliminated.

2. Summary of significant accounting policies

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

On an on‑going basis, the Company evaluates its estimates, including those related to the accounts receivable allowance, recoverability of goodwill, intangibles and other long‑lived assets, and other assets and liabilities; the useful lives of intangible assets, property and equipment, capitalized software development costs; assumptions used to calculate stock‑based compensation expense including volatility, expected life and forfeiture rate; and income taxes (including recoverability of deferred taxes), among others. The Company bases its estimates on historical experience and on other various assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue recognition

The Company derives revenue principally through fees earned under fixed contractual arrangements with customers who use our international payment and multi‑currency processing services. The Company has two revenue streams:

Multi‑currency processing services revenue

Multi‑currency processing services revenue is the foreign currency transaction fee earned on processing and converting of a credit or debit card transaction from one currency into another currency. Multi‑currency transaction processing services revenue is recognized upon settlement of the transaction.

Payment processing services revenue

The Company follows the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 605‑45 Revenue Recognition—Principal Agent Consideration, in determining its payment processing services revenue reporting. Generally, where the Company has merchant portability, credit risk and ultimate responsibility for the merchant, revenue is reported at the time of settlement on a gross basis equal to the full amount of the discount charged to the merchant. This amount may include interchange paid to card issuing banks and assessments paid to payment card associations.

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

Restricted cash

Restricted cash is primarily held by either processing partners where the Company holds a share of underwriting risk and for other potential liabilities under processing or by the Company on behalf of an automated clearing house, or ACH, transaction processing customer. The long‑term portion of restricted cash is contractually required to be held by some of the Company’s processing partners and will remain restricted as long as the associated contracts are effective. As such, the Company classifies these portions as long-term.

Translation of non-U.S. currencies

The translation of assets and liabilities denominated in foreign currency into U.S. Dollars is made at the prevailing rate of exchange at the balance sheet date. Revenue and expenses are translated at the average exchange rates during the period. Translation adjustments are reflected in accumulated other comprehensive income (loss) on our consolidated balance sheets, while gains and losses resulting from foreign currency transactions are included in our consolidated statements of operations. Amounts resulting from foreign currency transactions included in our statement of operations were $0.4 million, $0.2 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments due to the Company. The amount of the allowance is based on historical experience and our analysis of the accounts receivable balance outstanding. While credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required which would result in an additional expense in the period that this determination was made. The Company has included an allowance for doubtful accounts of approximately $0.1 million for the years ended December 31, 2015 and 2014.

Property, equipment and depreciation

Property and equipment are stated at cost less accumulated depreciation, which is provided for by charges to income over the estimated useful lives of the assets using the straight‑line method. Maintenance and repairs, which do not improve or extend the useful life of the respective asset, are charged to operating expenses as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

Software development costs and amortization

The Company capitalizes costs of materials, consultants and payroll and payroll‑related costs incurred by employees involved in developing internal use computer software during the application development stage. Costs incurred during the preliminary project and post‑implementation stages are charged to processing and service costs, which are included in cost of revenue as incurred. Software development costs are amortized to processing and service costs, which are included in cost of revenue on a straight‑line basis over estimated useful lives of approximately three to five years. The Company performs periodic reviews to ensure that unamortized software costs remain recoverable from future cash flows. Capitalized software development costs, net, were $4.0 million and $4.6 million as of December 31, 2015 and 2014, respectively. Amortization expense totaled $1.9 million, $1.7 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Goodwill, intangibles and long‑lived assets

Goodwill represents the excess of the cost over the fair value of net tangible and identified intangible assets of acquired businesses.  Goodwill amounts are assigned to reporting units at the time of acquisition and are adjusted for any subsequent significant transfers of business between reporting units.  We assess the impairment of goodwill annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  We perform the impairment tests of goodwill at our reporting unit level, which is one level below our operating segments.  We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The qualitative factors include economic environment, business climate, market capitalization, operating performance, competition, and other factors. We may proceed directly to the two-step quantitative test without performing the qualitative test.  The goodwill impairment test consists of a two-step process.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit to its carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required.  The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.

We use a projected discounted cash flow model to determine the fair value of a reporting unit. This discounted cash flow method for determining goodwill may be different from the fair value that would result from an actual transaction between a willing buyer and a willing seller. Projections such as discounted cash flow models are inherently uncertain and accordingly, actual future cash flows may differ materially from projected cash flows.

Management judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margins, future capital expenditures, working capital needs, expected foreign currency rates, discount rates and terminal values.  The discount rates used are compiled using independent sources, current trends in similar businesses and other observable market data. Changes to these rates might result in a change in the valuation and determination of the recoverability of goodwill. For example, an increase in the discount rate used to discount cash flows will decrease the computed fair value.  Our impairment tests resulted in excessive fair value over book value ranging from 52% to 60% for our reporting unit.  In order to estimate the fair value of goodwill, we may engage a third party to assist management with the valuation.

To validate the reasonableness of the reporting unit fair values, we reconcile the aggregate fair values of the reporting units to the enterprise market capitalization. In performing the reconciliation we may, depending on the volatility of the market value of our stock price, use either the stock price on the valuation date or the average stock price over a range of dates around the valuation date.

The entire goodwill balance as of December 31, 2015 is attributable to the acquisition of BPS.  We did not record any impairment of goodwill for the three years ended December 31, 2015.

We evaluate long-lived assets, including property and equipment, capitalized software and finite-lived intangible assets for potential impairment on an individual asset basis or at the lowest level asset grouping for which cash flows can be separately identified. Long-lived asset impairments are assessed whenever changes in circumstances could indicate that the carrying amounts of those productive assets exceed their projected undiscounted cash flows. When it is determined that impairment exists, the related asset group is written down to its estimated fair market value. The determination of future cash flows and the estimated fair value of long-lived assets, involve significant estimates on the part of management. In order to estimate the fair value of a long-lived asset, we may engage a third party to assist management with the valuation. For the year ended December 31, 2015, we recorded an impairment of capitalized software of $0.3 million.

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

Due to merchants

Due to merchants represents funds collected on behalf of all the Company’s acquired merchants using the Planet Payment Gateway ACH product or funds collected on behalf of directly acquired merchants as security deposits. The ACH funds are generally held for an average of three days before payment to the merchant.

Income taxes

Management is required to make estimates related to our income tax provision in each of the jurisdictions in which we operate.  This process involves estimating our current tax exposures, as well as making judgments regarding the recoverability of deferred tax assets in each jurisdiction.  Deferred tax assets and liabilities reflect the tax effects of losses, credits and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Management assesses the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance must be established.  To the extent management establishes a valuation allowance or increases this allowance in a period, an increase to expense within the provision for income taxes in the consolidated statements of income may result.

Our policy is to recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements on a particular tax position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.  The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the tax authorities, new information obtained during a tax examination, or resolution of an examination.  We recognize both accrued interest and penalties, where appropriate, related to unrecognized tax benefits in income tax expense.  Our overall effective tax rate is subject to fluctuations because of changes in the geographic mix of earnings, changes to statutory tax rates and tax laws, and because of the impact of various tax audits and assessments, as well as generation of tax credits.

Refer to footnote 13 for further information.

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

The Company’s accounts receivable concentrations of 10% and greater are as follows:

	As of December 31,
	2015	2014
Customer A	15%	28%
Customer B	*	13
Customer C	*	17
Customer H	11	*

(*) Less than 10% accounts receivable concentration.

The Company’s revenue concentrations of 10% and greater are as follows:

	Year ended December 31,
	2015	2014	2013
Customer A	18%	21%	21%
Customer C	*	*	12
Customer H	11	*	*

(*)Less than 10% revenue concentration.

Net income per share

The Company computes net income per share in accordance with ASC 260, Earnings per Share (“ASC topic 260”). Under ASC topic 260, securities that contain rights to receive non‑forfeitable dividends (whether paid or unpaid) are participating securities and should be included in the two‑class method of computing earnings per share. The Company’s preferred stockholders are entitled to participate in dividends and earnings when, and if, dividends are declared on the common stock. As such, the Company calculates net income per share using the two-class method.

The two‑class method is an earnings formula that treats a participating security as having rights to dividends that otherwise would have been available to common and preferred stockholders based on their respective rights to receive dividends. Losses are not allocated to the preferred stockholders for computing net loss per share under the two‑class method because the preferred stockholders do not have contractual obligations to share in the losses of the Company.

Basic earnings per share is calculated by dividing net income, adjusted for amounts allocated to participating securities under the two‑class method, if applicable, by the weighted-average number of common stock outstanding during the period.

Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares of the Company’s common stock outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes (i) all stock options and warrants which are in the money are exercised at the beginning of the period and (ii) each issue or series of issues of potential common stock are considered in sequence from the most dilutive to the least dilutive. That is, dilutive potential common stock with the lowest “earnings add‑back per incremental share” shall be included in dilutive earnings per share before those with higher earnings add back per incremental share.

The following table sets forth the computation of basic and diluted net income per share:

	Year ended December 31,
	2015	2014	2013
Numerator:
Net income	$10,362,448	$3,160,385	$22,006
Amounts allocated to participating preferred stockholders under the two-class method	(1,218,970)	(357,248)	(2,507)
Net income applicable to common stockholders (basic and dilutive)	$9,143,478	$2,803,137	$19,499
Denominator:
Weighted-average common stock outstanding (basic)	52,545,934	53,494,952	52,943,203
Common equivalent shares from options and warrants to purchase common stock	725,314	1,138,229	1,522,082
Weighted-average common stock outstanding (diluted)(1)	53,271,248	54,633,181	54,465,285
Basic net income per share applicable to common stockholders	$0.17	$0.05	$0.00
Diluted net income per share applicable to common stockholders(1)	$0.17	$0.05	$0.00

(1)

In accordance with ASC 260‑10‑45‑48 for the years ended December 31, 2015, 2014 and 2013, the Company has excluded 1.0 million, 1.3 million and 1.6 million, respectively, contingently issued restricted shares from diluted weighted-average common stock outstanding as the contingencies (a) were not satisfied at the reporting date nor (b) would have been satisfied if the reporting date was at the end of the contingency period.

The following table sets forth the weighted-average securities outstanding that have been excluded from the diluted net income per share calculation because the effect would have been anti‑dilutive:

	Year ended December 31,
	2015	2014	2013
Stock options	4,897,096	5,107,474	2,458,471
Restricted stock awards	109,506	90,467	—
Warrants	—	68,304	85,629
Convertible preferred stock(1)	6,851,144	6,851,144	6,851,144
Total anti-dilutive securities	11,857,746	12,117,389	9,395,244

(1)

Diluted net income per share increases when convertible preferred stock is included in the required sequence in the diluted earnings per share computation. As such, convertible preferred stock is excluded from the computation of diluted earnings per share for the years ended December 31, 2015, 2014 and 2013.

Stock‑based compensation expense and assumptions

Stock‑based compensation expense is measured at the grant date based on fair value and recognized as an expense over the requisite service period, net of an estimated forfeiture rate.

The following summarizes stock‑based compensation expense recognized by income statement classification:

	Year ended December 31,
	2015	2014	2013
Processing and service costs	$179,750	$259,663	$238,101
Selling, general and administrative expenses	1,594,482	849,640	989,268
Restructuring charges	36,924	154,357	—
Total stock-based compensation expense	$1,811,156	$1,263,660	$1,227,369

The following summarizes stock‑based compensation expense recognized by type:

	Year ended December 31,
	2015	2014	2013
Stock options	$1,053,510	$850,727	$983,810
Restricted stock awards	757,646	412,933	243,559
Total stock-based compensation expense	$1,811,156	$1,263,660	$1,227,369

For the years ended December 31, 2015, 2014 and 2013, stock‑based compensation expense included capitalized stock-based compensation of approximately $0.1 million.

A summary of the unamortized stock‑based compensation expense and associated weighted-average remaining amortization periods is presented below:

	As of December 31, 2015		As of December 31, 2014
	Unamortized	Weighted-average	Unamortized	Weighted-average
	stock-based	remaining	stock-based	remaining
	compensation	amortization period	compensation	amortization period
	expense	(in years)	expense	(in years)
Stock options	$1,354,926	1.73	$813,461	1.85
Restricted stock awards	785,419	1.64	424,795	1.49

Stock‑based compensation expense assumptions and vesting requirements

Determining the appropriate fair value model and calculating the fair value of stock-based awards require the input of highly subjective assumptions, including the expected life, expected stock price volatility, and the number of expected stock-based awards that will be forfeited prior to the completion of the vesting requirements. The Company uses the Black-Scholes Option Pricing Model to determine the fair value of stock option awards, the fair-market value of the Company’s common stock on the date the award is approved to measure fair value for service-based and performance-based restricted stock awards, and binomial lattice-based valuation pricing models to value its market condition awards.

Expected life

Due to the Company’s limited public company history, the expected life for the Company’s stock‑based awards granted was determined based on the “simplified” method under the provisions of ASC 718‑10, Compensation—Stock Compensation.

Expected stock price volatility

We estimate the expected volatility using a time-weighted average of the Company’s historical volatility in combination with the historical volatility of similar entities whose common shares are publicly traded.  For every 5% increase or decrease in expected stock price volatility, total stock-based compensation expense for stock option awards granted in 2015 would have changed by approximately $25,000.

Risk‑free interest rate and dividend yield

The risk‑free interest rates used for the Company’s stock‑based awards granted were the U.S. Treasury zero‑coupon rates for bonds matching the expected life of a stock‑based award on the date of grant.

The expected dividend yield is not applicable as the Company has not paid any dividends and intends to retain any future earnings for use in its business.

Vesting requirements

Options granted to employees generally vest 1/3rd of the amount of shares subject to each option on each 12‑month anniversary from the vesting commencement date over a three year period and expire ten years from the grant date.

Restricted stock awards are earned upon the achievement of certain performance targets and/or other vesting conditions.

On an annual basis, the Company’s Board of Directors are granted either stock options or restricted stock awards. A director’s annual grant vests and becomes exercisable as to 1/12th of the shares each month from the vesting commencement date for option awards, or 12-months from the grant date in the case of a restricted stock award. A director’s initial grant vests and becomes exercisable as to 1/3rd of the shares on the 12‑month anniversary from the vesting commencement date and then 1/36th of the shares each month thereafter, such that the grant vests in full after three years. All directors’ options expire ten years from the grant date.

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

Fair value inputs

The fair market value of each stock option award granted has been estimated on the grant date using the Black‑Scholes Option Pricing Model with the following assumptions:

	Year ended December 31,
	2015			2014			2013
Expected life (in years)	5.41	-	6.00	5.88	-	6.02	5.51	-	5.98
Expected volatility (percentage)	35.11	-	39.57	38.48	-	41.98	40.74	-	42.41
Risk-free interest rate (percentage)	1.52	-	1.94	1.77	-	2.02	0.94	-	1.77
Expected dividend yield	—			—			—

For all option grants the Company’s Board of Directors set the exercise price of stock options based on a price per share not less than the fair value of our common stock on the date of grant.

Long‑term incentive restricted stock agreements assumptions and vesting requirements

On July 26, 2011, the Company made a restricted stock grant of 915,000 shares of the Company’s common stock to Philip Beck pursuant to a Long‑Term Incentive Restricted Stock Agreement. The agreement provides that (1) upon a corporate transaction, certain unvested shares accelerate and become vested, and (2) upon Mr. Beck’s involuntary termination, certain unvested shares shall remain outstanding and become vested only at such time as the performance goals applicable to such unvested shares are satisfied.

The 915,000 shares vest in four separate tranches, each with a different long‑term performance goal. In February 2014, the Company entered into a separation agreement with Philip Beck and in accordance with the incentive agreement the Company exercised its repurchase option of 35%, or 320,250, of the restricted shares at the price of $1.00 in the aggregate.  On December 31, 2014, the first tranche of 198,250 of the remaining awards expired unvested as the performance condition was not achieved. The remaining 396,500 shares awards expire December 31, 2017 and are subject to vest based on the following:

•

Performance condition award consisting of 30,550 shares that vest based upon the achievement of adjusted EBITDA (as will be defined in the Company’s earnings releases for the relevant periods) per fully diluted share greater than or equal to $0.64 per share for any fiscal year concluding after the date of the restricted stock grant and on or prior to the expiration date. The fair value is $19,552.

•

Performance condition award consisting of 304,850 shares that vest based upon the achievement of adjusted EBITDA (as will be defined in the Company’s earnings releases for the relevant periods) per fully diluted share greater than or equal to $0.71 per share for any fiscal year concluding after the date of the restricted stock grant and on or prior to the expiration date. The fair value is $216,444.

•

Market condition award consisting of 61,100 shares that vest based upon the fair market value of the Company’s stock being greater than or equal to $12.00 per share for 75 consecutive trading days in the United States for any period of time beginning after the date of the restricted stock grant and concluding on or prior to the expiration date. The fair value is $3,640.

In accordance with ASC 718‑10, the Company valued the performance condition and market condition awards using the Black‑Scholes and binomial lattice models, respectively. The fair values of the performance condition awards are based upon the closing price of shares of the Company’s common stock that trade on AIM under the symbol “PPTR” on the date of grant. The total fair value of all three tranches of the performance condition awards is $0.3 million (adjusted for the exercise of the repurchase, noted above), of which no amounts have been expensed as it was not deemed probable that the performance conditions would be satisfied based on the financial assessment as of December 31, 2015. The Company will reassess the probability of achieving each performance condition metric at each reporting period. The total fair value of the market condition award is $3,640. Given the inconsequential nature of the amount, the Company recorded the entire expense at the time of grant. The expense related to the market condition award is not reversed even if the market conditions are not satisfied.

On November 15, 2013, the Company made a restricted stock grant of 200,000 shares of our common stock to Carl J. Williams, Chief Executive Officer and Chairman of the Board of Directors, pursuant to the Company’s 2012 Equity Incentive Plan. Furthermore, on March 10, 2014, the Company also made a restricted stock grant of 150,000 shares of our common stock to Philip Beck, former Chairman of the Board. These shares would have vested if, prior to May 31, 2015, the closing price of the Company’s common stock on NASDAQ is at least $6.00 per share for 30 consecutive trading days, or if the Company completed a change of control transaction of at least $6.00 per share, or the fair market value of the Company’s common stock immediately following such change of control transaction is at least $6.00 per share. These shares expired unvested on May 31, 2015 as the market conditions were not achieved.  The total fair value of the market condition awards was $2,647 and $3,000, respectively. Given the inconsequential nature of the amount, we recorded the entire expense at the time of grant.

On June 27, 2014 and on August 15, 2014, the Company made a restricted stock grant of 325,000 and 250,000 shares of our common stock, respectively, to certain employees pursuant to the Company’s 2012 Equity Incentive Plan.

These shares would have become vested if, prior to December 31, 2015, the closing price of the Company’s common stock on NASDAQ is at least $6.00 per share for 30 consecutive trading days, or if the Company completed a change of control transaction of at least $6.00 per share, or the fair market value of the Company’s common stock immediately following such change of control transaction is at least $6.00 per share.  During the year ended December 31, 2014, 125,000 of these shares were forfeited due to a termination of an employee. The remaining 450,000 shares expired unvested on December 31, 2015 as the market conditions were not achieved.  The total fair value of the market condition award was $5,735 and $1,023. Given the inconsequential nature of the amount, we recorded the entire expense at the time of grant.

During the second and third quarters of 2014, 205,830 restricted stock awards with a grant date fair value of $0.5 million were granted to certain employees and members of the Board of Directors of the Company. The final number of vested shares is subject to service-based vesting conditions.  These grants were valued using the fair-market value of the Company’s common stock on the date the awards were approved.  Expense is recorded on a straight-line basis from the date of the grant over the applicable service period of 36 months for employees and 12 months for the Board of Directors.

During the year ended December 31, 2015, 152,835 restricted stock awards with a grant fair value of $0.3 million were granted to certain employees and members of the Board of Directors of the Company. These grants were valued using the fair-market value of the Company’s common stock on the date the awards were approved.   The final number of vested shares is subject to service-based vesting conditions.  Expense is recorded on a straight-line basis from the date of the grant over the applicable service period of 36 months for employees and 12 months for the Board of Directors.

During the third quarter of 2015, the Company granted 300,000 restricted stock awards to certain officers of the Company. These 300,000 shares vest in four tranches.

•

The first three tranches consist of 75,000 shares which expire May 1, 2018. Vesting is contingent on satisfying a combination of market and service based conditions. The market condition shall be satisfied any time after the grant and before the expiration date if the Company’s stock price on NASDAQ is greater than or equal to $4.00 per share for either seven consecutive trading days, or any ten trading days over a consecutive thirty-five day period. Once such stock price is achieved the market condition shall be forever satisfied, even in the event that it subsequently falls below $4.00 per share, and in such event, the vesting of shares shall be subject only to the vesting schedule.  All shares will be forfeited if the aforementioned market condition is not achieved by the expiration date. The first three tranches of the award were valued at $0.1 million.

•

The fourth tranche consists of 225,000 shares which expire December 31, 2017. Vesting is contingent on satisfying either a market or performance based condition. The market condition shall be satisfied at any time after the grant and before the expiration date if the Company’s stock on NASDAQ is greater than or equal to $3.50 per share for seven consecutive trading days, or any ten trading days over a consecutive thirty-five day period, or if the Company achieves Adjusted EBITDA of not less than $18.0 million in respect of any fiscal year ending on or prior to December 31, 2017.  Once the aforementioned stock price or Adjusted EBITDA performance conditions are achieved, all shares in this tranche will immediately vest. All such shares will be forfeited if the aforementioned stock price or performance conditions are not achieved by the expiration date.  The market and performance condition were valued separately at $0.3 million and $0.6 million, respectively.

During the third quarter of 2015, the Company also granted 300,000 restricted stock awards to a certain officer of the Company. These 300,000 shares vest in three tranches. The first two tranches expire May 1, 2017; vesting terms are consistent with the terms of the first three tranches of the grant described above.  The third tranche expires December 31, 2017; vesting terms are consistent with the terms of the fourth tranche of the grant described above.  The first two tranches of the award were valued at $0.1 million. The market and performance condition of the third tranche of the award were valued separately at $0.3 million and $0.6 million, respectively.

In accordance with ASC 718-10, the Company valued the market condition and performance conditions on the 2015 restricted stock awards using binomial lattice-based and Black-Scholes valuation pricing models, respectively, using the following assumptions:

	Market Condition	Performance Condition
Expected life (in years)	0.85 - 2.74	1.91
Expected volatility (percentage)	29.97 - 31.36	29.97
Risk-free interest rate (percentage)	0.88 - 0.99	0.63
Expected dividend yield	—	—

For the market condition awards the expense will be recorded on a straight-line basis over the derived service period for each tranche. For the awards with both the market condition and performance condition, if the performance condition is achieved prior to the stock price target, the expense is trued up to the value of the performance condition. The expense related to the market condition portion of the award is not reversed even if the market conditions are not satisfied. As of December 31, 2015, no amounts have been expensed in relation to the performance condition of the award as it was not deemed probable that the performance conditions would be satisfied.

For further information on the Company’s equity plans, please refer to Notes 14 and 15.

Fair value measurements

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used to measure fair value are prioritized into a three‑level fair value hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:

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

The Company’s cash and cash equivalents balances are residing in cash operating accounts and are not invested in money market funds or an equivalent. The Company’s remaining asset and liability accounts are reflected in the consolidated financial statement at cost which approximates fair value because of the short‑term nature of these items.

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

In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740) (“ASU No. 2015-17).  The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet.  ASU No. 2015-17 will be effective for financial statements issued for interim and annual periods beginning after December 15, 2016.  Early application is permitted for all entities as of the beginning of an interim or annual reporting period.  The standard allows for either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  As of December 31, 2015, we have adopted the provisions of ASU No. 2015-17.

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02, Leases (“ASU No. 2016-02).  The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this Update is permitted for all entities.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the effect ASU 2016-02 will have on the Company’s Consolidated Financial Statements and disclosures.

3. Property and equipment

Property and equipment, net consist of the following:

	Estimated
	useful life			As of December 31,
	(in years)			2015	2014
Equipment	2	-	7	$958,175	$945,116
Computer hardware	3	-	5	3,266,233	2,963,629
Furniture and fixtures	5	-	7	192,565	194,399
Leasehold improvements	3	-	10	746,336	749,275
Total property and equipment, gross				5,163,309	4,852,419
Less: Accumulated depreciation and amortization				(3,351,690)	(2,712,672)
Property and equipment, net				$1,811,619	$2,139,747

Property and equipment depreciation and amortization expense is as follows:

	Year ended December 31,
	2015	2014	2013
Depreciation and amortization expense	$664,303	$621,695	$554,765

4. Goodwill and intangible assets

The changes in the carrying amount of goodwill are as follows:

Goodwill, gross, as of December 31, 2013	$362,063
Impact of change in Euro exchange rate	(42,392)
Accumulated impairment losses as of December 31, 2014	—
Goodwill, net, as of December 31, 2014	319,671
Impact of change in Euro exchange rate	(32,819)
Accumulated impairment losses as of December 31, 2015	—
Goodwill, net, as of December 31, 2015	$286,852

The entire goodwill balance is assigned to the payment processing services segment as this is the reporting unit expected to benefit from the synergies of the combination.

Intangible assets are recorded at estimated fair value and are amortized ratably over their estimated useful lives to processing and service costs, which are included in cost of revenue.

The gross book value, accumulated amortization and amortization periods of intangible assets were as follows:

	As of December 31, 2015			As of December 31, 2014			Amortization
	Gross book	Accumulated	Net book	Gross book	Accumulated	Net book	period
	value	amortization	value	value	amortization	value	(in years)
Trademarks and patents	$1,184,612	$(472,914)	$711,698	$1,158,572	$(387,134)	$771,438	15	-	21
Technology	2,388,852	(1,722,286)	666,566	2,662,164	(1,386,902)	1,275,262		5
Intangible assets, net	$3,573,464	$(2,195,200)	$1,378,264	$3,820,736	$(1,774,036)	$2,046,700

Amortization expense related to intangible assets is as follows:

	Year ended December 31,
	2015	2014	2013
Amortization expense	$573,116	$707,657	$735,265

Intangible amortization expense that will be charged to income for the subsequent five years and thereafter is estimated on the December 31, 2015 book value, as follows:

2016	$563,353
2017	265,849
2018	76,848
2019	75,994
2020	73,366
Thereafter	322,854
Total	$1,378,264

5. Long and short‑term capital leases

Long and short‑term capital leases consisted of the following:

	December 31,
	2015	2014
Capital leases to various lessors secured by financed equipment with interest rates ranging from 4.67% to 13.45%. Principal and interest are payable monthly through September 2018	$487,111	$816,718
Total long and short-term portions of capital leases	487,111	816,718
Less: short-term portion capital leases	(290,911)	(458,812)
Long-term portion of capital leases	$196,200	$357,906

Interest expense related to capital leases is as follows:

	Year ended December 31,
	2015	2014	2013
Capital leases	$46,958	$61,591	$60,106

6. Restructuring Charges

In 2014, the Company initiated a realignment of its workforce aimed at achieving greater operational efficiencies.  As a result of the realignment, the Company incurred total restructuring charges during the year ended December 31, 2015 of approximately $0.3 million, of which $0.2 million relates to cash expenditures.

The table below sets forth the cash components and activity associated with the realignment of the workforce and business for the year ended December 31, 2015:

	Balance as of			Balance as of
	January 1, 2015	Charges	Cash Payment	December 31, 2015
Severance and benefits	$195,773	$218,850	$414,623	$—
Legal expenses and other	—	27,952	27,952	—
Total restructuring charges	$195,773	$246,802	$442,575	$—

The table below sets forth the cash components and activity associated with the realignment of the workforce and business for the year ended December 31, 2014:

	Balance as of			Balance as of
	January 1, 2014	Charges	Cash Payment	December 31, 2014
Severance and benefits	$—	$987,994	$792,221	$195,773
Legal expenses and other	—	54,373	54,373	—
Total restructuring charges	$—	$1,042,367	$846,594	$195,773

7. Commitments and contingencies

Operating leases

The Company leases office space and various office equipment under cancelable and non‑cancelable operating leases which expire on various dates through 2018. In general, leases relating to real estate include rent escalation clauses relating to increases in operating costs. Some leases also include renewal options of up to five years.

Operating lease expense is as follows:

	Year ended December 31,
	2015	2014	2013
Operating lease expense	$1,577,764	$1,549,343	$1,509,465

Future minimum rental payments under non‑cancelable operating leases are as follows:

Years ending December 31,
2016	$1,519,039
2017	126,827
2018	4,477
2019	—
2020	—
Thereafter	—
Total minimum lease payments	$1,650,343

Capital leases

The following is an analysis of the leased property under capital leases:

	December 31,
	2015	2014
Computer hardware	$2,145,668	$1,989,836
Computer software	319,683	290,095
Total capital leases, gross	2,465,351	2,279,931
Less: Accumulated depreciation	(1,415,472)	(1,039,927)
Total capital leases, net	$1,049,879	$1,240,004

Future minimum rental payments under capital leases are as follows:

Years ending December 31,
2016	$311,472
2017	160,563
2018	43,210
2019	—
2020	—
Thereafter	—
Total minimum lease payments	515,245
Less: Amounts representing taxes, included in total minimum lease payments(*)	—
Net minimum lease payments	515,245
Less: Amounts representing interest payments	(28,134)
Present value of net minimum lease payments	$487,111

(*)Tax amounts related to capital lease payments are inconsequential.

Employment agreements

Pursuant to employment agreements with certain employees, the Company had a commitment to pay severance of approximately $0.9 million and $0.8 million as of December 31, 2015 and 2014, respectively, in the event of an involuntary termination, as defined in the employment agreements. Additionally, in the event of termination upon a change of control, as defined in the agreements, the Company had a commitment to pay severance of approximately $1.1 million and $1.0 million as of December 31, 2015 and 2014, respectively.

Contingent liabilities

In instances where the Company is acting as the merchant acquirer, the Company bears a risk that a merchant may engage in fraud by submitting for payment certain credit card transactions that may have been manipulated, are fictitious, or are otherwise not bona fide. Similarly, the Company bears the risk that a merchant becomes insolvent, owing money to cardholders. To the extent that such fraud or insolvency occurs in circumstances where the Company is liable to make good any resultant losses, this could affect the Company’s operating results and cash flows. The Company has required certain merchants to post cash reserves of approximately $0.9 million with the sponsoring bank against such liabilities and has itself paid the acquirer a reserve of $0.3 million in connection therewith, which is included in long-term ‘Restricted cash” on the consolidated balance sheets.  In addition, the Company holds merchant reserves of approximately $2.2 million.  This reserve amount is included in “Restricted cash” with an offset in “Due to merchants”.  Under FASB ASC 460, Guarantees, the Company evaluates its ultimate risk and records an estimate of potential loss for chargeback’s related to merchant fraud and processing errors based upon an assessment of actual historical fraud rates and errors in processing compared to recent bank card processing volume levels. No contingent liability has been recorded as of December 31, 2015 and 2014, as the risk of material loss is considered remote. The Company monitors these contingent liabilities on a quarterly basis and will provide for a reserve if deemed necessary.

Outstanding litigation

From time to time, the Company’s operating entities are involved in legal proceedings in the ordinary course of business. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.

Acquiring bank sponsorship agreements

In order to offer merchant acquiring services for Visa and MasterCard transactions, the Company must be sponsored by a financial institution that is a principal member of the Visa and MasterCard networks.

The Company entered into a five-year agreement with a sponsoring bank effective September 1, 2013. The Company was required to pay minimum annual sponsorship transaction fees of $0.3 million in year one.  The minimum fees escalate each subsequent year with minimum fees of $0.5 million due in year five for total minimum fees of $1.8 million to be paid over the term of the agreement.  Sponsorship fees are recorded to payment processing service fees cost of sales with the total agreement minimum of $1.8 million recognized on a straight-line basis over the term of the agreement

Pursuant to the agreement, the Company is liable for all losses incurred by the sponsoring bank with respect to the activities of its merchants sponsored under the agreement. No contingent liability has been recorded as December 31, 2015 as the risk of material loss is considered remote based on historical information. The Company monitors this contingent liability on a quarterly basis and will provide for a reserve if deemed necessary.

The Company has two acquiring bank sponsoring agreements expiring at various dates through 2018. The future minimum payments under those agreements are as follows:

Years ending December 31,
2016	$366,667
2017	416,667
2018	300,000
2019	—
2020	—
Thereafter	—
Total payments	$1,083,334

Insurance reimbursement

Based on the loss recovery model the Company recorded an insurance reimbursement gain of $0.5 million in selling, general and administrative expenses during the year ended December 31, 2015.  The insurance reimbursement was related to a previous property and casualty loss recognized by the Company.

8. Credit Facility

On June 10, 2015, the Company entered into a $10.0 million secured revolving credit facility (the “Credit Facility”) with Citizens Bank, N.A. (“Citizens”) pursuant to a Credit and Security Agreement by and among the Company, certain affiliates thereof as borrowers or guarantors, and Citizens (the “Credit Agreement”).  The line of credit under the Credit Agreement is secured by substantially all of the Company’s personal property, including the Company’s intellectual property and that of its subsidiaries that are borrowers or guarantors.  The interest rate applicable to committed borrowings is tied to LIBOR plus a margin of 2.5%.  The Credit Agreement also provides for a letter of credit sub-facility of up to $2.0 million. The Credit Agreement contains customary affirmative and negative covenants, including, among others, financial covenants based on the Company’s leverage and fixed charge coverage ratios, as well as an obligation to maintain a minimum availability requirement of at least $5.0 million in the aggregate of cash and availability under the line of credit.  The Credit Facility will provide funds for general corporate purposes and repurchases of issued and outstanding capital stock of the Company.  The Credit Facility matures on June 10, 2020 and is payable in full upon maturity.  As of December 31, 2015, the Company was in compliance with all financial covenants contained in the Credit Agreement and no amounts were outstanding.

On January 28, 2016, we entered into a Second Amendment to Credit and Security Agreement with Citizens and certain subsidiary affiliates of the Company as borrowers and/or guarantors (the “Amendment”). The Amendment amends the original Credit and Security Agreement by and among the parties dated as of June 10, 2015 and provides for an increase in the Company’s line of credit (the “Line of Credit”) with Citizens from $10.0 million to $20.0 million. Additionally, the Amendment extends the date by which the entire unpaid principal amount of the Line of Credit together with interest shall be due and payable in full to December 31, 2020.  Other terms and conditions of the Amendment remained unchanged.

9. Convertible preferred stock

The preferred stock consists of 2,243,750 shares designated (and issued) as Series A Preferred Stock, and 1,756,250 shares which are undesignated (and unissued). Each issued share of Series A Preferred Stock is convertible into approximately 3.05 shares of common stock, for a total of 6,851,144 shares of common stock. Series A Preferred Stock may be converted into shares of common stock at any time at the election of the holder. In addition, all issued Series A Preferred Stock automatically convert into shares of common stock upon the consent of the holders of at least two‑thirds of the voting power of the issued Series A Preferred Stock, or immediately prior to the closing of an initial public offering of common stock registered with the U.S. Securities and Exchange Commission in which the valuation of the Company is at least $50.0 million and the net proceeds of the offering are at least $25.0 million.

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

During the year ended December 31, 2015, the Company issued 510,390 shares of common stock as follows:

Restricted stock grants	752,835
Restricted stock cancellations	(1,025,559)
Employee option exercises	783,114
Total common stock issued	510,390

During the year ended December 31, 2014, the Company issued 643,511 shares of common stock as follows:

Restricted stock grants	789,394
Restricted stock cancellations	(789,637)
Employee option exercises	564,077
Warrant exercises	79,677
Total common stock issued	643,511

11. Related party transactions

The Company incurred the following amounts to companies that are principally owned by executives, directors or stockholders of the Company:

	Year ended December 31,
	2015	2014	2013
Rent	$90,887	$503,995	$422,882
Consulting and professional fees	1,929	9,103	56,986

Rent was paid to BDP Realty Associates LLC, a company in which our former Chief Executive Officer and Chairman of the Board of Directors, Philip Beck, has a one-third (1/3rd) interest. Furthermore, consulting and professional fees were paid to a professional services company where a family member of Philip Beck has a substantial interest. Mr. Beck does not have any direct financial interest in such company.

In February 2015, Philip Beck ceased to serve as the Company’s Chairman of the Board and as a director.  The Company’s related party expense for 2015 is for the two months Philip Beck was Chairman of the Board of Directors.

12. Accrued expenses

The following are the components of accrued expenses:

	As of December 31,
	2015	2014
Bonus	$710,739	$116,476
Professional fees	—	175,465
Gift card liabilities	—	28,167
Deferred revenue(*)	688,418	800,650
Deferred incentive(**)	950,000	—
Other(***)	4,089,443	1,797,887
Total accrued expenses	$6,438,600	$2,918,645

(*)          Short-term deferred revenue will be recognized as revenue ratably over the next 12 months. As of December 31, 2015, included in the balance sheet classification “Other long-term liabilities” is the non‑current portion of deferred revenue in the amount of approximately $0.6 million. The long-term portion of deferred revenue as of December 31, 2014 was approximately $1.0 million.

(**)        As of December 31, 2015, the Company recorded approximately $1.0 million in short-term incentives in relation to future obligations under a contract.  Additionally, as of December 31, 2015, included in the balance sheet classification “Other long-term liabilities” is the non‑current portion of these incentives of approximately $0.7 million.

(***)      As of December 31, 2015, included in “other” were third party referral commissions of approximately $1.6 million.  No other amount exceeded 10% of total current liabilities.

13. Income taxes

The components of the Company’s income before (benefit) provision for income taxes by jurisdiction are as follows:

	Year ended December 31,
	2015	2014	2013
United States	$4,431,779	$2,563,036	$537,097
Outside United States	1,960,309	1,397,812	(474,222)
Income before (benefit) provision for income taxes, net	$6,392,088	$3,960,848	$62,875

The components of the (benefit) provision for income taxes are as follows:

	Year ended December 31,
	2015	2014	2013
Current tax:
United States—Federal	$—	$—	$—
United States—State and local	24,456	9,456	5,754
Outside United States	1,484,002	756,752	619,043
Total current tax	1,508,458	766,208	624,797
Deferred tax:
United States—Federal	(5,840,470)	—	—
United States—State and local	(352,782)	—	—
Outside United States	714,434	34,255	(583,928)
Total deferred tax	(5,478,818)	34,255	(583,928)
(Benefit) provision for income taxes, net	$(3,970,360)	$800,463	$40,869

For 2015, the benefit for income taxes of $4.0 million related to current tax from foreign operations of $1.5 million, primarily the result of revenue withholding taxes paid in foreign tax jurisdictions.  The 2015 current tax expense from foreign operations includes $0.7 million related to a foreign tax receivable that was expensed as collectability was no longer deemed probable.  The current tax expense was fully offset by a partial reversal of the valuation allowance of the deferred tax asset that pertains to our net operating loss carryforwards in the United States and changes in certain deferred tax items in and current tax obligations in foreign entities. Based on all available evidence, the Company recorded a tax benefit of $6.2 million for tax attribute carryforwards in the jurisdictions in which there is sufficient positive evidence that the deferred tax asset will be realized.  In addition, the deferred tax expense from outside the United States includes an expense of $0.5 million related to the reversal of a previously deferred tax asset as the Company determined that the deferred tax asset will not be utilized and the impact on current and prior years accounts are immaterial.

The Company has not provided for U.S. income taxes or foreign withholding taxes on the undistributed earnings from operations of its subsidiaries operating outside of the United States. Such undistributed earnings are considered permanently reinvested. The Company does not provide deferred taxes on translation adjustments on unremitted earnings under the indefinite reversal exception. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable due the complexities of a hypothetical calculation.

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

The table below shows reconciliation from the U.S. Federal statutory income rate of 34.0% to the effective income tax rate:

	Year ended December 31,
	2015	2014	2013
Federal statutory rate	34.00%	34.00%	34.00%
State tax	0.38	0.24	9.20
Permanent differences	0.42	2.49	54.30
Foreign tax rates at rates different from U.S. rates	(11.90)	(22.06)	(82.70)
Valuation allowance	(85.02)	6.05	50.20
Total tax (benefit) provision	(62.12)%	20.72%	65.00%

With few exceptions, the statute of limitations for the years 2011 and prior has expired. Earlier years related to certain foreign jurisdictions remain subject to examination.  However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and may make adjustments up to the amount of the net operating loss carryforward. As of December 31, 2015 and 2014, the Company has no significant uncertain tax positions and, therefore, has not recorded any significant liabilities, interest or penalties for uncertain tax positions. To the extent that the Company records any interest or penalties, these amounts will be recorded as part of the income tax provision. If the Company’s positions are sustained by the taxing authorities, there will be no impact to the Company’s income tax provision.  The federal income tax return for the year 2013 is under examination by the Internal Revenue Service.  The Company does not believe that there will be any additional tax due.

The components of deferred tax assets and liabilities are as follows:

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$22,842,817	$25,425,715
Stock options	3,458,886	3,482,800
Bonuses and salaries	26,988	26,993
Restricted stock	247,620	91,580
Provision for doubtful accounts	10,987	14,568
Foreign nonrefundable withholding tax	—	478,295
Foreign tax credit	589,188	335,698
Total deferred tax assets	27,176,486	29,855,649
Less: Valuation allowance	(20,561,516)	(28,475,080)
Net deferred tax assets	6,614,970	1,380,569
Deferred tax liabilities:
Depreciation and amortization	(408,657)	(653,074)
Total deferred tax liabilities	(408,657)	(653,074)
Total deferred tax assets, net(*)	$6,206,313	$727,495

(*)As of December 31, 2015 and 2014, deferred tax assets, net, are included in the balance sheet classification “Deferred tax asset and other long-term assets.”

As of December 31, 2015, the Company has available federal net operating loss carryforwards of $61.2 million, the most significant of which expire from 2020 through 2033.

We recognize deferred tax assets and liabilities for future tax consequences arising from differences between the carrying amounts of existing assets and liabilities under GAAP and their respective tax basis, and for net operating loss carryforwards and tax credit carryforwards. We evaluate the recoverability of our deferred tax assets, weighing all positive and negative evidence, and are required to establish or maintain a valuation allowance for these assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which the evidence can be objectively verified. If negative evidence exists, positive evidence is necessary to support a conclusion that a valuation allowance is not needed.

Our framework for assessing the recoverability of deferred tax assets requires us to weigh all available evidence, including:

•	the sustainability of recent profitability required to realize the deferred tax assets;
•	the historical cumulative net losses in our consolidated statements of operations in recent years; and
•	the carryforward periods for the net operating losses and tax credits.

As of December 31, 2014, we had a valuation allowance of $28.5 million against our deferred tax assets of $29.9 million. After weighing all of the evidence, we determined that the positive evidence in favor of releasing a portion the valuation allowance outweighed the negative evidence against releasing the allowance as of December 31, 2015. Therefore, we concluded that it was more likely than not that a portion our deferred tax assets, relating to net operating loss carryforwards in the United States, would be realized. As a result, we released $6.2 million of the valuation allowance on our deferred tax assets as of December 31, 2015.

The positive evidence that weighed in favor of partially releasing the valuation allowance as of December 31, 2015 and ultimately outweighed the negative evidence against releasing the allowance was the following:

•	our U.S. profitability for the year end December 31, 2015 and our expectations regarding the sustainability of these profits;

•	our three-year U.S. cumulative income position as of December 31, 2015;
•	the recent term extensions of certain material customers;
•	our taxable income for 2015 and our expectations regarding the likelihood of future taxable income; and
•	that our net operating loss carryforwards expire from 2020 through 2033.

As the Company has recently transitioned from incurring losses since inception to a cumulative income position over the three years ended December 31, 2015 the Company concluded on reversing a portion of the valuation allowance and will continue to evaluate the recoverability of the remaining $16.6 million in net operating loss deferred tax assets over the next several quarters.

14. Stock incentive plan

2000 Stock Incentive Plan

Options granted under the 2000 Stock Incentive Plan were all non‑qualified stock options. As of December 31, 2014 options to purchase 50,000 shares were outstanding. The 50,000 shares remaining under the 2000 Stock Incentive Plan expired in January 2015. No shares were available for future grant under the 2000 Stock Incentive Plan.

2006 Equity Incentive Plan

As of December 31, 2015 and December 31, 2014, 7,621,127 and 8,245,761 shares were reserved for issuance under the 2006 Plan, respectively. As of December 31, 2015, 594,750 restricted shares have been issued (see Note 2 (Summary of significant accounting policies—long‑term incentive restricted stock agreement assumptions and vesting requirements)) and no options have been issued below fair value. As of December 31, 2015 and December 31, 2014, zero shares of common stock were available for future issuance under the 2006 Plan.

2012 Equity Incentive Plan

The Company’s 2012 Equity Incentive Plan, which authorizes the issuance of an aggregate of 5,000,000 shares plus (i) any shares available for issuance under the Company’s 2006 Equity Incentive Plan, which was terminated upon the effective date of the 2012 Plan, and (ii) any shares subject to outstanding options under the Company’s 2000 Stock Incentive Plan and the Company’s 2006 Equity Incentive Plan which are forfeited, cancel or which expire. As of December 31, 2015, 8,874,274 shares were reserved for future issuance and 5,121,052 were available for grants under the Company’s 2012 Equity Incentive Plan.

A summary of stock option activity for the year ended December 31, 2015 is as follows:

			Weighted-average
	Number of	Weighted-average	remaining contractual	Aggregate
	options	exercise price	life (in years)	intrinsic value
Outstanding as of December 31, 2014	7,066,876	$2.44	5.22	$885,057
Options granted	1,869,446	2.50
Options exercised	(946,475)	2.24
Options cancelled	(505,347)	2.70
Options expired	(50,000)	4.00
Options forfeited	(95,204)	2.97
Outstanding as of December 31, 2015	7,339,296	2.45	5.80	4,587,530
Options exercisable as of December 31, 2015	5,315,067	2.39	4.18	3,613,601
Vested and expected to vest as of December 31, 2015	7,289,098	2.44	5.50	4,566,241

The following table provides additional information pertaining to the Company’s stock options:

	Year ended December 31,
	2015	2014	2013
Weighted-average grant date fair value for options granted during the period	$0.92	$1.36	$1.14
Total fair value of options vested during the period	784,965	775,899	949,588
Total intrinsic value of options exercised during the period	1,090,711	803,141	212,580

The exercise prices range from $1.20 to $3.64 for stock options outstanding and exercisable as of December 31, 2015.

The aggregate intrinsic value of stock options outstanding, vested and unvested expected to vest, and exercisable, represent the total pre‑tax intrinsic value, based on the closing prices of $3.05 and $2.08 of PLPM as reported on NASDAQ on December 31, 2015 and 2014, respectively.

The following table summarizes the status of the non‑vested shares of restricted stock grants as of December 31, 2015:

		Weighted-Average
	Number of	Grant Date Fair
	Awards	Value
Non-vested awards as of January 1, 2015	1,641,585	$1.13
Awards granted	752,835	1.54
Awards vested	(158,467)	2.68
Awards repurchased	—	—
Awards cancelled and forfeited	(1,011,216)	0.74
Non-vested awards as of December 31, 2015	1,224,737	$1.71

2012 Employee Stock Purchase Plan

The Company’s 2012 Employee Stock Purchase Plan authorizes the issuance of an aggregate of 800,000 shares of common stock. The number of shares of common stock reserved for issuance under the Company’s 2012 Employee Stock Purchase Plan will increase automatically on the first day of January of each of 2015 through 2019 by an amount equal to 1% of the number of shares of common stock outstanding on the preceding December 31, unless the Company’s Board of Directors elects to authorize a lesser number of shares in any given year. In January 2015 and 2016, the Board of Directors elected not to increase the shares reserved for issuance.  As of December 31, 2015 no shares are issued or outstanding under the 2012 Employee Stock Purchase Plan.

Under the Company’s 2012 Employee Stock Purchase Plan, eligible employees will be able to acquire shares of our common stock by accumulating funds through payroll deductions. The purchase price for shares of our common stock purchased under the Company’s 2012 Employee Stock Purchase Plan will be 85% of the lesser of the fair market value of our common stock on (1) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. The Company’s 2012 Employee Stock Purchase Plan will terminate on the tenth anniversary of the first purchase date, unless it is terminated earlier by the Company’s Board of Directors or as a result of the issuance of all of the shares of our common stock reserved for issuance under the Company’s 2012 Employee Stock Purchase Plan.

15. Warrants

Warrants granted are generally issued for services performed by third parties or investors.  As of December 31, 2015, there was no outstanding warrant activity.

The following table provides additional information pertaining to the Company’s warrant activity:

	Year ended December 31,
	2015	2014	2013
Weighted-average grant date fair value for warrants granted during the period	$—	$—	$—
Total fair value of warrants vested during the period	—	—	—
Total intrinsic value of warrants exercised during the period	—	142,625	594,002

In 2014, various parties exercised their warrants in accordance with its terms and as a result 79,677 new shares of common stock were issued. The warrants were net exercised under which 32,623 shares subject to the warrant were cancelled as payment for the shares being issued.

The aggregate intrinsic value of warrants outstanding, vested and unvested expected to vest, and exercisable, represent the total pre‑tax intrinsic value, based on the closing prices of $2.78 of PLPM as reported on NASDAQ on December 31, 2013.

16. Retirement plan

All U.S. employees are eligible to participate in a 401(k) plan which covers U.S. employees meeting certain age requirements in accordance with section 401(k) of the Internal Revenue Code. Under the provisions of the 401(k) plan, the Company has the ability to make matching contributions equal to a percentage of the employee’s voluntary contribution, as well as a non‑elective contribution. From the inception of the 401(k) plan the Company has not made a contribution of any type.

17. Segment information

General information

The segment and geographic information provided in the table below is being reported consistent with the Company’s method of internal reporting. Operating segments are defined as components of an enterprise for which separate financial information is available and which is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM reviews net revenue and gross profit by service by geographical region. The Company operates in two reportable segments; multi‑currency processing services and payment processing services.

Information about revenue, profit and assets

The CODM evaluates performance and allocates resources based on net revenue and gross profit of each segment. For purposes of analyzing segments, gross profit of the multi‑currency processing services segment is equal to net revenue less multi‑currency cost of sales of $3.7 million, $2.0 million and $1.7 million, which is included in “processing and services costs” for the years ended December 31, 2015, 2014 and 2013, respectively.  The gross profit for the payment processing services segment includes net revenue of the segment less the cost of revenue component “payment processing services fees,” which includes interchange and card network fees and assessments. Net revenue and gross profit by geographical region is based upon where the transaction originated. Lastly, the Company does not evaluate performance or allocate resources using segment asset data. Long-lived assets are primarily located in the Americas and Europe and as of December 31, 2015 and December 31, 2014, long‑lived asset amounts are $7.4 million and $9.1 million, respectively.

The Company conducts its business primarily in three geographical regions: Asia Pacific (“APAC”), the Americas, and Europe, Middle East and Africa (“EMEA”). The following table provides revenue concentration by geographic region.

Analysis of revenue by segment and geographical region and reconciliations to consolidated revenue, gross profit, and income before the benefit (provision) for income taxes are as follows:

	Year ended December 31,
	2015	2014	2013
Net Revenue:
APAC	$16,265,076	$16,621,147	$15,666,192
The Americas	7,162,346	6,893,337	6,165,431
EMEA	10,036,017	7,439,601	7,981,826
Total multi-currency processing services revenue	33,463,439	30,954,085	29,813,449
Payment processing services revenue	19,351,649	16,414,654	16,752,616
Net revenue	$52,815,088	$47,368,739	$46,566,065
Gross Profit:
APAC	$16,136,562	$16,513,492	$15,572,813
The Americas	6,725,223	6,733,037	6,045,441
EMEA	6,879,321	5,662,081	6,515,668
Total multi-currency processing services gross profit	29,741,106	28,908,610	28,133,922
Payment processing services gross profit	8,447,989	6,010,975	5,516,354
Total reportable segment gross profit	38,189,095	34,919,585	33,650,276
Corporate allocated cost of sales	11,138,471	11,437,807	11,368,767
Total gross profit	$27,050,624	$23,481,778	$22,281,509

Income from operations before benefit (provision) for income taxes:
Total gross profit	$27,050,624	$23,481,778	$22,281,509
Selling, general and administrative expenses	20,408,308	18,370,691	22,241,656
Restructuring charges	283,726	1,227,204	—
Income from operations	6,358,590	3,883,883	39,853
Interest expense	(57,575)	(65,122)	(66,905)
Interest income	1,579	2,212	1,038
Other income	89,494	139,875	88,889
Total other income, net	33,498	76,965	23,022
Income from operations before benefit (provision) for income taxes	$6,392,088	$3,960,848	$62,875

Payment processing services revenue and gross profit are the result of transactions that primarily originated in the Americas.  For the year ended December 31, 2015, Customer B and Customer G had revenue concentration of 14% and 24%, respectively. No individual merchant of the payment processing segment was greater than 10% of segment revenue.  “Corporate allocated cost of sales” includes expenses of running its platform infrastructure including: internet connectivity, hosting and data storage expenses, amortization expenses of capitalized software development costs, compensation and related benefits  of its technology personnel and a portion of general overhead expenses.

Concentration of revenue by customer by geographical region:

	Year ended December 31,
	2015	2014	2013
Multi-currency processing services revenue:
APAC:
Customer A	58%	61%	63%
The Americas:
Customer D	12	17	25
Customer E	18	23	32
Customer F	*	*	11
Customer I	12	20	**
EMEA:
Customer C	42	60	71
Customer H	58	40	28

*            Revenue less than 10%.

**          New customer in 2014.

18. Stock repurchase program

In October 2014, we announced that our Board of Directors authorized the repurchase of up to $6.0 million of our outstanding shares of common stock.  The shares may be purchased from time to time during a period ending on December 31, 2015.  The timing, price and quantity of purchases are at our discretion and the program may be discontinued or suspended at any time.  As of December 31, 2014, the total amount of common stock repurchased under the program was 0.5 million shares for an aggregate price of $0.8 million.

On August 4, 2015 and December 21, 2015, our Board of Directors expanded our share repurchase authorization by an incremental $5.2 million and $2.3 million, respectively.  Under the new authorizations, we may repurchase shares in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities and other factors, at prices not to exceed $3.20 per share.  We have no obligation to repurchase shares under this program.  This authorization has no expiration date and may be suspended or terminated at any time.  For the year ended December 31, 2015, we repurchased 3.1 million shares for an aggregate price of $7.1 million.  These repurchases bring our total common stock repurchased under the program through December 31, 2015 to 3.6 million shares for an aggregate price of $7.9 million.  As of December 31, 2015, $5.6 million remains available for repurchase under the program.

From January 1, 2016 to February 29, 2016, we repurchased approximately 0.9 million shares of common stock for an aggregate price of $2.6 million. The total amount of common stock repurchased under the program through February 29, 2016 was 4.5 million shares for an aggregate price of $10.5 million.  As of February 29, 2016, $3.0 million remains available for repurchase under the program.

19. Subsequent events

On February 2, 2016, the Company entered into an employment agreement with Carl J. Williams, its Chief Executive Officer and Chairman of the Board of Directors (the “Agreement”).  The initial term of the Agreement expires on May 1, 2017, and the Agreement is subject to evergreen one-year renewals.

The Agreement provides for the extension of certain applicable vesting and expiration periods in respect of stock options and restricted stock upon the occurrence of certain events, including death, disability, involuntary termination, and a change of control.  Further, the Agreement provides for (i) payment of twelve months of base salary as severance and up to twelve months of health benefits continuation in the event of certain “involuntary” terminations of employment occurring prior to a change of control, i.e., termination by the Company without ‘cause’ or by Mr. Williams for ‘good reason’; and (ii) payment of six months of base salary in the event of a change of control of the Company, in each case, subject to an execution of a release of claims in favor of the Company.

Planet Payment, Inc.

Schedule II—Valuation and qualifying accounts

	Balance at	Additions			Balance at
	beginning of	charged to		Other	end of
Description	period	expenses	Deductions	adjustments	period
As of December 31, 2015:
Allowance for doubtful accounts	$108,765	$8,388	$(24,799)	$—	$92,354
Deferred tax valuation allowance(1)	28,475,080	653,947	(8,567,511)	—	20,561,516
As of December 31, 2014:
Allowance for doubtful accounts	$169,674	$46,652	$(107,561)	$—	$108,765
Deferred tax valuation allowance(2)	29,416,464	843,479	(1,784,863)	—	28,475,080
As of December 31, 2013:
Allowance for doubtful accounts(3)	$1,484,087	$326,457	$(1,640,870)	$—	$169,674
Deferred tax valuation allowance(4)	29,238,264	903,463	(725,263)	—	29,416,464

(1)

For the year ended December 31, 2015, the deferred tax valuation allowance was decreased by $7.9 million primarily due to the Company utilizing net operating losses and anticipated net operating loss to be used.

(2)	For the year ended December 31, 2014, the deferred tax valuation allowance was decreased by $0.9 million primarily due to the Company utilizing net operating losses.
(3)	For the year ended December 31, 2013, the decrease to the allowance for doubtful accounts is primarily due to the write‑off of a previously reserved trade receivable in the amount of $1.3 million.
(4)

For the year ended December 31, 2013, the deferred tax valuation allowance was increased by $0.9 million consisting primarily of an increase of $0.4 million due to the Company’s net operating losses and an increase of $0.2 million due to stock options and restricted stock.  These increases were offset by decreases in bonus of $0.2 million and bad debt of $0.5 million.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

N/A.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on form 10‑K, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, that might have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in the Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of internal control over financial reporting, our CEO and CFO have concluded that, as of December 31, 2015, our internal control over financial reporting was effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only assurance at a reasonable level with respect to the financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting due to a transition period established by the rules of the Jumpstart Our Business Startups Act for newly public companies.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

We have adopted a code of ethics that applies to all of our directors, officers and employees. We have made the code of ethics available, free of charge, on our website at www.planetpayment.com.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)The following documents are filed as a part of this Annual Report on Form 10‑K:

1.Financial Statements:

2.Financial Statement Schedule:

Page
Schedule II—Valuation and Qualifying Accounts	106

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes to Consolidated Financial Statements under Item 8.

3.Exhibits:

See Exhibit Index following the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Planet Payment, Inc.

Date: March 2, 2016	By:	/s/ Carl J. Williams
Carl J. Williams Chairman of the Board of Directors and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carl J. Williams and Raymond D’ Aponte, jointly and severally, his or her attorneys‑in‑fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys‑in‑fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl J. Williams	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 2, 2016
Carl J. Williams

/s/ Raymond D’ Aponte	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2016
Raymond D’ Aponte

/s/ Shane H. Kim	Lead Independent Director	March 2, 2016
Shane H. Kim

/s/ Jonathan Kaiden	Director	March 2, 2016
Jonathan Kaiden

/s/ Cameron R. M. McColl	Director	March 2, 2016
Cameron R. M. McColl

Exhibit Index

Exhibit		Incorporated by reference				Filed
Number	Description of exhibit	Form	File no.	Exhibit	Filing date	herewith

3.1	Restated Certificate of Incorporation of Planet Payment, Inc.	10‑K	00135699	3.1	3/7/2014

3.2	Restated Bylaws of Planet Payment, Inc.	10‑K	00135699	3.2	3/7/2014

4.1	Form of common stock certificate of Planet Payment, Inc.	10	00135699	4.1	10/25/2012

4.2	Registration Rights Agreement, dated November 10, 2004, as amended, by and among Planet Payment, Inc. and certain security holders of Planet Payment, Inc.	S‑1	333175705	4.2	7/21/2011

4.3	Form of Warrant Agreement to purchase shares of common stock of Planet Payment, Inc.	S‑1	333175705	4.3	7/21/2011

10.1*	Form of Indemnification Agreement.	S‑1	333175705	10.1	7/21/2011

10.2*	2000 Stock Incentive Plan and forms of stock option agreement and stock option exercise agreement.	S‑1	333175705	10.2	7/21/2011

10.3*	2006 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement.	S‑1	333175705	10.3	7/21/2011

10.4*	2012 Equity Incentive Plan, and forms of notice of stock option award and stock option award agreement, notice of restricted stock award and restricted stock agreement, notice of stock appreciation right award and stock appreciation right award agreement, and notice of restricted stock unit award and restricted stock unit award agreement.	10	00135699	10.4	10/10/2012

10.5*	2012 Employee Stock Purchase Plan, and form of subscription agreement.	10	00135699	10.5	10/10/2012

10.6*	Offer letter, dated November 8, 2009, by and between Planet Payment, Inc. and Robert J. Cox III.	S‑1	333175705	10.6	7/21/2011

10.7*	Offer letter, dated October 30, 2006, by and between Planet Payment, Inc. and Kieth W. Flaherty.	S‑1	333175705	10.7	7/21/2011

10.8*	Offer letter, dated October 21, 2003, by and between Planet Payment, Inc. and Alan M. Lubitz.	S‑1	333175705	10.8	7/21/2011

10.9*	Executive Retention Agreement, dated February 9, 2010, by and between Planet Payment, Inc. and Philip D. Beck.	S‑1	333175705	10.9	7/21/2011

10.10*	Executive Retention Agreement, dated February 9, 2010, by and between Planet Payment, Inc. and Graham N. Arad.	S‑1	333175705	10.10	7/21/2011

10.11*	Executive Retention Agreement, dated November 9, 2009, by and between Planet Payment, Inc. and Robert J. Cox III.	S‑1	333175705	10.11	7/21/2011

10.12	Agreement of Lease, dated August 15, 2005, by and between Planet Payment, Inc. and BDP Realty Associates, LLC.	S-1	333-175705	10.12	7/21/2011

10.13†	Service Agreement, dated March 10, 2008, as amended, by and between Planet Payment (Hong Kong) Ltd and Global Payments Asia‑Pacific Processing Company Limited.	S‑1	333175705	10.13	12/13/2011

10.14†	Service Agreement, dated October 20, 2009, by and between Planet Payment (Hong Kong) Ltd and Global Payments Asia‑Pacific Processing Company Limited.	S‑1	333175705	10.15	12/13/2011

10.15†	Multi‑Currency Processing Agreement, dated January 10, 2010, by and among Planet Payment, Inc., Planet Payment (Hong Kong) Ltd and Network International, LLC, as amended.	S‑1	333175705	10.16	12/13/2011

10.16*	Long‑Term Incentive Restricted Stock Agreement, dated July 26, 2011, by and between Planet Payment, Inc. and Philip D. Beck.	S‑1	333175705	10.17	1/31/2012

10.17*	Offer letter, dated November 12, 2013, by and between Planet Payment, Inc. and Carl J. Williams.	10‑K	00135699	10.18	3/7/2014

10.18*	Long‑Term Incentive Restricted Stock Agreement, dated November 12, 2013, by and between Planet Payment, Inc. and Carl J. Williams.	10‑K	00135699	10.19	3/7/2014

10.19†	Multi‑Currency Processing Agreement, dated January 10, 2010, by and among Planet Payment, Inc. Planet Payment (Hong Kong) Ltd and Network International, LLC, as amended.	8‑K/A	00135699	10.01	1/30/2014

10.20*	Separation Agreement, Long-Term Incentive Restricted Stock Agreement and Certain other Restricted Stock Agreements, dated February 19, 2014, by and between Planet Payment, Inc. and Philip Beck.	10-Q	001-35699	10.01	5/7/2015

10.21*	Amendment to Separation Agreement, Long-Term Incentive Restricted Stock Agreement and Certain other Restricted Stock Agreements dated February 9, 2015, by and between Planet Payment, Inc. and Philip Beck.	10-Q	001-35699	10.02	5/7/2015

10.22†	Service Agreement, dated May 1, 2015, by and between Planet Payment, Inc. and Global Payments Direct, Inc.	10-Q/A	001-35699	10.01	10/9/2015

10.23	Credit and Security Agreement, dated June 10, 2015, by and between Planet Payment, Inc. and Citizens Bank, N.A.	10-Q	001-35699	10.02	8/4/2015

10.24*	Executive Retention Agreement dated April 25, 2011, by and between the Company and Raymond D’Aponte.	10-Q	001-35699	10.01	11/5/2015

10.25*	Executive Offer Letter dated April 25, 2011, by and between the Company and Raymond D’Aponte.	10-Q	001-35699	10.02	11/5/2015

10.26	Second Amendment to Credit and Security Agreement dated January 28, 2016, by and between the Company and Citizens Bank, N.A.					X

10.27*	Employment Agreement dated February 2, 2016, by and between the Company and Carl J. Williams.					X

16.1	Letter from Deloitte & Touche LLP addressed to the Securities and Exchange Commission, dated as of April 9, 2013	8‑K	00135699	16.1	4/9/2013

21.1	List of Subsidiaries of Planet Payment, Inc.	10-Q	001-35699	21.1	8/4/2015

23.1	Consent of BDO USA, LLP					X

24.1	Power of Attorney (included on page 112 of this form 10‑K)					X

31.1	Certification of Carl J. Williams, Chief Executive Officer, pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					X

31.2	Certification of Raymond D’ Aponte, Chief Financial Officer, pursuant to Rule 13a 14(a)/15d 14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.					X

32.1#	Certification of Carl J. Williams, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					X

32.2#	Certification of Raymond D’ Aponte, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					X

101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

X

*            Management contract or compensatory plan or arrangement.

†            Portions of have been granted confidential treatment by the SEC.

#Furnished herewith.