Form 10-Q
period 2016-03-31
Planet Payment Inc
filed 2016-05-05
CIK 1362925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 30, 2016,  there were 49,988,073 shares of the registrant’s common stock outstanding.

Planet Payment, Inc.

Report on Form 10-Q

For the Quarterly Period Ended March 31, 2016

Planet Payment®, iPAY® and Pay in Your Currency®, as well as our logo, are registered trademarks of Planet Payment, and Multi-Currency Pricing™ is an additional trademark of Planet Payment. All other service marks, trademarks and trade names appearing in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Planet Payment, Inc.

Condensed Consolidated Balance Sheets

	As of	As of
	March 31,	December 31,
	2016	2015
	(unaudited)
Current assets:
Cash and cash equivalents	$13,849,551	$14,675,515
Restricted cash	4,930,965	5,050,147
Accounts receivable, net of allowances of $0.2 million as of March 31, 2016 and $0.1 million as of December 31, 2015	6,636,151	6,406,496
Prepaid expenses and other assets	2,006,621	1,800,566
Total current assets	27,423,288	27,932,724
Other assets:
Restricted cash	551,869	551,917
Property and equipment, net	1,821,977	1,811,619
Software development costs, net	3,972,881	3,964,454
Intangible assets, net	1,262,080	1,378,264
Goodwill	298,655	286,852
Deferred tax asset and other long-term assets	8,456,296	8,581,082
Total other assets	16,363,758	16,574,188
Total assets	$43,787,046	$44,506,912
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$450,016	$306,520
Accrued expenses	6,297,607	6,438,600
Due to merchants	5,117,988	5,240,427
Current portion of capital leases	270,968	290,911
Total current liabilities	12,136,579	12,276,458
Long-term liabilities:
Other long-term liabilities	1,514,429	1,666,938
Total long-term liabilities	1,514,429	1,666,938
Total liabilities	13,651,008	13,943,396
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock—10,000,000 shares authorized as of March 31, 2016 and December 31, 2015, $0.01 par value: Series A—2,243,750 issued and outstanding as of March 31, 2016 and December 31, 2015; $8,975,000 aggregate liquidation preference	22,438	22,438
Common stock—250,000,000 shares authorized as of March 31, 2016 and December 31, 2015, $0.01 par value, and 56,525,013 issued and 51,633,574 shares outstanding as of March 31, 2016, and 56,191,389 issued and 52,585,503 shares outstanding as of December 31, 2015	565,250	561,914
Treasury stock, at cost, 4,891,439 shares and 3,605,886 shares as of March 31, 2016 and December 31, 2015, respectively	(11,504,517)	(7,883,012)
Additional paid-in capital	108,098,582	106,741,026
Accumulated other comprehensive loss	(437,615)	(510,445)
Accumulated deficit	(66,608,100)	(68,368,405)
Total stockholders’ equity	30,136,038	30,563,516
Total liabilities and stockholders’ equity	$43,787,046	$44,506,912

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue:
Net revenue	$13,684,513	$12,132,770
Operating expenses:
Cost of revenue:
Payment processing service fees	2,691,224	2,588,204
Processing and service costs	3,500,668	3,237,940
Total cost of revenue	6,191,892	5,826,144
Selling, general and administrative expenses	5,480,714	4,470,400
Total operating expenses	11,672,606	10,296,544
Income from operations	2,011,907	1,836,226
Other (expense) income:
Interest expense	(14,676)	(14,613)
Interest income	424	426
Total other expense, net	(14,252)	(14,187)
Income from operations before provision for income taxes	1,997,655	1,822,039
Provision for income taxes	(237,350)	(110,413)
Net income	$1,760,305	$1,711,626
Basic net income per share applicable to common stockholders	$0.03	$0.03
Diluted net income per share applicable to common stockholders	$0.03	$0.03
Weighted-average common stock outstanding (basic)	50,771,451	53,800,606
Weighted-average common stock outstanding (diluted)	52,062,499	54,448,382

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$1,760,305	$1,711,626
Foreign currency translation adjustment	72,830	(257,431)
Total comprehensive income	$1,833,135	$1,454,195

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,760,305	$1,711,626
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	603,968	233,462
Depreciation and amortization expense	608,990	725,173
Provision (recovery) for doubtful accounts	57,328	(1,007)
Gain on insurance settlement	—	(517,930)
Changes in operating assets and liabilities:
Decrease in settlement assets	117,192	486,539
Increase in accounts receivables, prepaid expenses and other current assets	(493,038)	(436,702)
Decrease (increase) in other long-term assets	124,786	(47,230)
(Decrease) increase in accounts payable and accrued expenses	(215,331)	454,979
Decrease in due to merchants	(120,449)	(487,255)
Other	34,365	(81,947)
Net cash provided by operating activities	2,478,116	2,039,708
Cash flows from investing activities:
Decrease in restricted cash	2,038	119
Decrease in merchant reserves	(1,990)	(96)
Purchase of property and equipment	(60,746)	(123,817)
Capitalized software development	(288,162)	(287,223)
Purchase of intangible assets	—	(5,888)
Net cash used for investing activities	(348,860)	(416,905)
Cash flows from financing activities:
Proceeds from issuance of common stock	772,813	—
Principal payments on capital lease obligations	(106,528)	(146,905)
Purchase of treasury stock	(3,621,505)	—
Net cash used for financing activities	(2,955,220)	(146,905)
Effect of exchange rate changes on cash and cash equivalents(*)	—	—
Net (decrease) increase in cash and cash equivalents	(825,964)	1,475,898
Cash and cash equivalents at beginning of period	14,675,515	9,837,791
Cash and cash equivalents at end of period	$13,849,551	$11,313,689
Supplemental disclosure:
Cash paid for:
Interest	$8,544	$18,837
Income taxes	295,589	199,364
Non-cash investing and financing activities:
Common stock issued for stock options exercised	98	—
Assets acquired under capital leases	98,988	79,291
Accrued capitalized hardware, software and fixed assets	30,667	38,609
Capitalized stock-based compensation	6,366	10,711

(*)For the three months ended March 31, 2016 and 2015, the effect of exchange rate changes on cash and cash equivalents was immaterial.

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Business description and basis of presentation

Business description

Planet Payment, Inc. together with its wholly-owned subsidiaries (“Planet Payment,” the “Company,” “we,” or “our”) is a provider of international payment and transaction processing and multicurrency processing services. The Company provides its services to approximately 135,000 active merchant locations in 21 countries and territories across the Asia- Pacific region, the Americas, the Middle East, Africa and Europe, primarily through its acquiring bank and processor customers, as well as through its own direct sales force. The Company provides banks and their merchants with innovative services to accept, process and reconcile electronic payments. The Company’s point-of-sale multi-currency payment processing services are designed for merchants in the retail, restaurant, and hospitality environments. We also provide payment services for e-commerce and mail and telephone order merchants. Our point-of-sale and e-commerce services help merchants sell more goods and services to consumers, and are integrated within the payment card transaction process enabling its acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. The Company’s ATM services provide its domestic and international acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction. The Company also offers non-financial transaction processing services that allow merchants to offer a range of commercial services including pre-paid mobile phone top-up and bill payments using the same point-of-sale devices deployed to accept payment cards. The Company is a registered third party processor with the major card associations and operates in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

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

Unaudited condensed consolidated interim financial information

The accompanying unaudited condensed consolidated interim financial statements as of March 31, 2016 and for the periods ended March 31, 2016 and 2015 have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the statement of operations, financial position and cash flows. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the interim period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  The December 31, 2015 balance sheet information has been derived from the audited financial statements at that date. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulation of the Securities and Exchange Commission (“SEC”).

2. Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The new guidance includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers.  The original effective date of ASU 2014-09 of January 1, 2017 has been delayed until January 1, 2018.  Early adoption is not permitted before the original effective date.  The standard allows for either retrospective application to each reporting period presented or retrospective application with the cumulative effect of initially applying this update recognized at the date of initial application.  The Company is currently evaluating the effect ASU 2014-09 will have on the Company’s condensed consolidated financial statements and disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU No. 2016-02”).  The new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in ASU No. 2016-02 is permitted for all entities.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the effect ASU 2016-02 will have on the Company’s condensed consolidated financial statements and disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-08”). The amendments in ASU 2016-08 do not change the core principle of the guidance. The amendments clarify the implementation guidance on principal versus agent considerations.   The update suggests that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The effective date and transition requirements for the amendments in ASU 2016-08 are the same as the effective date and transition requirements of ASU 2014-09.  The Company is currently evaluating the effect ASU 2016-08 will have on the Company’s condensed consolidated financial statements and disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718) (“ASU No. 2016-09”).  This update is part of the FASB’s Simplification Initiative, which simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the effect ASU 2016-09 will have on the Company’s condensed consolidated financial statements and disclosures.

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-10”). The amendments in this update do not change the core principle of the guidance. The amendments in this update clarify the identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  The amendments in this update clarify that contractual provisions that, explicitly or implicitly, require an entity to transfer control of additional goods or services to a customer should be distinguished from contractual provisions that, explicitly or implicitly, define the attributes of a single promised license.  The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of update 2014-09.  The Company is currently evaluating the effect ASU 2016-10 will have on the Company’s condensed consolidated financial statements and disclosures.

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

The Company’s accounts receivable concentrations of 10% and greater are as follows:

	As of	As of
	March 31,	December 31,
	2016	2015
Customer A	12%	15%
Customer C	20	*
Customer H	*	11

* Less than 10% accounts receivable concentration.

The Company’s revenue concentrations of 10% and greater are as follows:

	Three Months Ended
	March 31,
	2016	2015
Customer A	17%	20%
Customer C	12	11
Customer G	11	*

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net income	$1,760,305	$1,711,626
Amounts allocated to participating preferred stockholders under the two-class method	(210,498)	(193,285)
Net income applicable to common stockholders (basic and dilutive)	$1,549,807	$1,518,341
Denominator:
Weighted-average common stock outstanding (basic)	50,771,451	53,800,606
Common equivalent shares from options and warrants to purchase common stock	1,291,048	647,776
Weighted-average common stock outstanding (diluted)(1)	52,062,499	54,448,382
Basic net income per share applicable to common stockholders	$0.03	$0.03
Diluted net income per share applicable to common stockholders(1)	$0.03	$0.03

(1)

In accordance with ASC 260-10-45-48, for the three months ended March 31, 2016 and 2015, the Company excluded 996,500 and 1,035,180, respectively, of contingently-issued restricted shares from diluted weighted average common stock outstanding as the contingencies were neither (a) satisfied at the reporting date nor (b) would have been satisfied if the reporting date was at the end of the contingency period.

The following table sets forth the weighted average securities outstanding that have been excluded from the diluted net income per share calculation because the effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2016	2015
Stock options	1,933,471	5,908,970
Restricted stock awards	—	225,442
Convertible preferred stock(1)	6,851,144	6,851,144
Total anti-dilutive securities	8,784,615	12,985,556

(1)

Diluted net income per share increases when convertible preferred stock is included in the required sequence in the diluted earnings per share computation. As such, convertible preferred stock is excluded from the computation of diluted earnings per share for the three months ended March 31, 2016 and 2015.

5. Stock-based compensation expense

Stock-based compensation expense is measured at the grant date based on fair value, and recognized as an expense over the requisite service period, net of an estimated forfeiture rate.

During the first quarter of 2016,  0.8 million stock options were granted to certain employees of the Company, with a grant fair value of $0.7 million. The actual number of shares that will be issued upon exercise of the options is subject to the achievement of service-based vesting conditions.  Stock-based compensation expense is recorded on a straight line basis from the date of the grant over the requisite service period of 36 months.

The following summarizes stock-based compensation expense recognized by income statement classification:

	Three Months Ended
	March 31,
	2016	2015
Processing and service costs	$48,806	$50,497
Selling, general and administrative expenses	555,162	182,965
Total stock-based compensation expense	$603,968	$233,462

The following summarizes stock-based compensation expense recognized by type:

	Three Months Ended
	March 31,
	2016	2015
Stock options	$281,396	$131,272
Restricted stock awards	322,572	102,190
Total stock-based compensation expense	$603,968	$233,462

6. Property and equipment

Property and equipment, net consist of the following:

	Estimated			As of	As of
	useful life			March 31,	December 31,
	(in years)			2016	2015
Equipment	2	-	7	$960,281	$958,175
Computer hardware	3	-	5	3,397,404	3,266,233
Furniture and fixtures	5	-	7	203,536	192,565
Leasehold improvements	3	-	10	778,359	746,336
Total property and equipment, gross				5,339,580	5,163,309
Less: Accumulated depreciation and amortization				(3,517,603)	(3,351,690)
Property and equipment, net				$1,821,977	$1,811,619

Property and equipment depreciation and amortization expense is as follows:

	Three Months Ended
	March 31,
	2016	2015
Depreciation and amortization expense	$163,126	$171,229

7. Goodwill and intangible assets

The change in carrying amount of goodwill for the three months ended March 31, 2016 is as follows:

Goodwill, gross, as of December 31, 2015	$286,852
Impact of change in Euro exchange rate	11,803
Accumulated impairment losses as of March 31, 2016	—
Goodwill, net, as of March 31, 2016	$298,655

The entire goodwill balance is assigned to the payment processing services segment as this is the reporting unit expected to benefit from the synergies of the combination.

Intangible assets are recorded at estimated fair value and are amortized ratably over their estimated useful lives to processing and service costs, which are included in cost of revenue.

The gross book value, accumulated amortization and amortization periods of intangible assets are as follows:

	As of March 31, 2016			As of December 31, 2015			Amortization
	Gross book	Accumulated	Net book	Gross book	Accumulated	Net book	period
	value	amortization	value	value	amortization	value	(in years)
Trademarks and patents	$1,187,142	$(494,697)	$692,445	$1,184,612	$(472,914)	$711,698	15	-	21
Technology	2,487,139	(1,917,504)	569,635	2,388,852	(1,722,286)	666,566	5
Intangible assets, net	$3,674,281	$(2,412,201)	$1,262,080	$3,573,464	$(2,195,200)	$1,378,264

Amortization expense related to intangible assets is as follows:

	Three Months Ended
	March 31,
	2016	2015
Amortization expense	$142,138	$145,000

8. Commitments and contingencies

Employment agreements

Pursuant to employment agreements with certain employees, the Company had a commitment to pay severance of approximately $1.2 million as of March 31, 2016 and $0.9 million as of December 31, 2015, in the event of an involuntary termination, as defined in the employment agreements. Additionally, in the event of termination upon a change of control, as defined in the agreements, the Company had a commitment to pay severance of approximately $1.2 million as of March  31, 2016 and $1.1 million as of December 31, 2015.

Contingent liabilities

In instances where the Company is acting as the merchant acquirer, the Company bears a risk that a merchant may engage in fraud by submitting for payment certain credit card transactions that may have been manipulated, are fictitious, or are otherwise not bona fide. Similarly, the Company bears the risk that a merchant becomes insolvent, owing money to cardholders. To the extent that such fraud or insolvency occurs in circumstances where the Company is liable to make good on any resultant losses, this could affect the Company’s operating results and cash flows. The Company has required certain merchants to post cash reserves of approximately $0.9 million with the sponsoring bank against such liabilities and has itself paid the acquirer a reserve of $0.3 million in connection therewith, which is included in long-term “Restricted cash” on the condensed consolidated balance sheets. In addition, the Company holds merchant reserves of approximately  $2.2 million. This reserve amount is included in “Restricted cash” with an offset in “Due to merchants.” Under FASB ASC 460, Guarantees, the Company evaluates its ultimate risk and records an estimate of potential loss for chargeback’s related to merchant fraud and processing errors based upon an assessment of actual historical fraud rates and errors in processing compared to recent bank card processing volume levels. No contingent liability has been recorded as of March 31, 2016 and December 31, 2015,  as the risk of material loss is considered remote. The Company monitors these contingent liabilities on a quarterly basis and will provide for a reserve if deemed necessary.

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

Pursuant to the agreement, the Company is liable for all losses incurred by the sponsoring bank with respect to the activities of its merchants sponsored under the agreement.  No contingent liability has been recorded as of March 31, 2016 as the risk of material loss is considered remote based on historical information.  The Company monitors this contingent liability on a quarterly basis and will provide for a reserve if deemed necessary.

9. Credit Facility

On June 10, 2015, the Company entered into a $10.0 million secured revolving credit facility (the “Credit Facility”) with Citizens Bank, N.A. (“Citizens”) pursuant to a Credit and Security Agreement by and among the Company, certain affiliates thereof as borrowers or guarantors, and Citizens (the “Credit Agreement”).

On January 28, 2016, the Company entered into a Second Amendment to Credit and Security Agreement with Citizens and certain subsidiary affiliates of the Company as borrowers and/or guarantors (the “Amendment”). The Amendment amends the Credit Agreement and provides for an increase in the Company’s line of credit (the “Line of Credit”) with Citizens from $10.0 million to $20.0 million.  The Line of Credit is secured by substantially all of the Company’s personal property, including the Company’s intellectual property and that of its subsidiaries that are borrowers or guarantors.  The interest rate applicable to committed borrowings is tied to LIBOR plus a margin of 2.5%.  The Credit Agreement also provides for a letter of credit sub-facility of up to $2.0 million. The Credit Agreement contains customary affirmative and negative covenants, including, among others, financial covenants based on the Company’s leverage and fixed charge coverage ratios, as well as an obligation to maintain a minimum availability requirement of at least $5.0 million in the aggregate of cash and availability under the line of credit.  The Credit Facility will provide funds for general corporate purposes and repurchases of issued and outstanding capital stock of the Company.  The Credit Facility matures on December 31, 2020 and is payable in full upon maturity.  As of March 31, 2016, the Company was in compliance with all financial covenants contained in the Credit Agreement and no amounts were outstanding.

On April 12, 2016, the Company borrowed approximately $13.9 million under the Credit Facility to repurchase approximately 3.9 million shares of common stock as part of the modified “Dutch auction” tender offer.  Subsequently, on April 26, 2016, the Company repaid $4.0 million on the Credit Facility.  Refer to the stock repurchase program disclosure in Note 12 of our condensed consolidated financial statements for information on our modified “Dutch auction” tender offer.

10. Accrued expenses

The following are the components of accrued expenses:

	As of	As of
	March 31,	December 31,
	2016	2015
Bonus	$126,865	$710,739
Deferred revenue(*)	618,735	688,418
Deferred incentive(**)	825,000	950,000
Other(***)	4,727,007	4,089,443
Total accrued expenses	$6,297,607	$6,438,600

(*)Current deferred revenue will be recognized as revenue ratably over the next 12 months.  As of March 31, 2016, included in the balance sheet classification “Other long-term liabilities,” is the non-current portion of deferred revenue in the amount of $0.6 million. The long-term portion of deferred revenue balance as of December 31, 2015 was approximately $0.6 million.

(**)As of March 31, 2016, the Company recorded approximately $0.8 million in short-term incentives in relation to future obligations under a contract. As of March 31, 2016 and December 31, 2015, included in the balance sheet classification “Other long-term liabilities,” is the non‑current portion of these incentives of approximately $0.5 million and $0.7 million, respectively.

(***)As of March 31, 2016 and December 31, 2015, included in “other” were third party referral commissions of approximately $2.1 million and $1.6 million, respectively. No other amount included in “Other” exceeded 10% of total current liabilities.

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

Information about revenue, profit and assets

The CODM evaluates performance and allocates resources based on net revenue and gross profit of each segment. For purposes of analyzing segments, gross profit of the multi-currency processing services segment is equal to net revenue less multi-currency cost of sales of $0.7 million and $0.6 million, which is included in “processing and services costs” for the three months ended March 31, 2016 and 2015, respectively. The gross profit for the payment processing services segment includes net revenue of the segment less the cost of revenue component “payment processing services fees,” which includes interchange and card network fees and assessments. Net revenue and gross profit by geographical region is based upon where the transaction originated. Lastly, the Company does not evaluate performance or allocate resources using segment asset data. Long-lived assets are primarily located in the Americas and Europe and as of March 31, 2016 and December 31, 2015, long-lived asset amounts are $7.4 million.

The Company conducts its business primarily in three geographical regions: Asia-Pacific (“APAC”); the Americas; and Europe, Middle East and Africa (“EMEA”). The following table provides revenue concentration by geographic region. Analysis of revenue by segment and geographical region and reconciliations to consolidated revenue, gross profit, and income before the provision for income taxes are as follows:

	Three Months Ended
	March 31,
	2016	2015
Net Revenue:
APAC	$3,817,064	$4,036,276
The Americas	2,185,374	1,493,130
EMEA	2,631,794	2,152,359
Total multi-currency processing services revenue	8,634,232	7,681,765
Payment processing services revenue	5,050,281	4,451,005
Net revenue	$13,684,513	$12,132,770
Gross Profit:
APAC	$3,793,504	$4,006,712
The Americas	2,034,688	1,396,279
EMEA	2,065,618	1,666,004
Total multi-currency processing services gross profit	7,893,810	7,068,995
Payment processing services gross profit	2,359,057	1,862,800
Total reportable segment gross profit	10,252,867	8,931,795
Corporate allocated cost of sales	2,760,246	2,625,169
Total gross profit	$7,492,621	$6,306,626

Income from operations before provision for income taxes:
Total gross profit	$7,492,621	$6,306,626
Selling, general and administrative expenses	5,480,714	4,470,400
Income from operations	2,011,907	1,836,226
Interest expense	(14,676)	(14,613)
Interest income	424	426
Total other expense, net	(14,252)	(14,187)
Income from operations before provision for income taxes	$1,997,655	$1,822,039

Payment processing services revenue and gross profit are the result of transactions that primarily originated in the Americas. For the three months ended March 31, 2016, Customer B and Customer G had revenue concentration of 15% and 28%, respectively.  For the three months ended March 31, 2015, Customer B and Customer G had revenue concentration of 15% and 19%, respectively. No individual merchant of the payment processing segment was greater than 10% of segment revenue.

“Corporate allocated cost of sales” includes expenses of running its platform infrastructure including: Internet connectivity, hosting and data storage expenses, amortization expenses of capitalized software development costs, compensation and related benefits of its technology personnel and a portion of general overhead expenses.

Concentration of revenue by customer by geographical region:

	Three Months Ended
	March 31,
	2016	2015
Multi-currency processing services revenue:
APAC:
Customer A	59%	60%
The Americas:
Customer D	27	15
Customer E	*	14
Customer F	10	18
EMEA:
Customer C	63	62
Customer H	35	37

(*)Less than 10% revenue concentration.

12. Stock Repurchases

Stock repurchase program

In October 2014, the Company announced that its Board of Directors authorized the repurchase of up to $6.0 million of the Company’s outstanding shares of common stock.  On August 4, 2015 and December 21, 2015, the Board expanded its share repurchase authorization by an incremental $5.2 million and $2.3 million, respectively. We may repurchase shares in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities and other factors. This authorization has no expiration date and may be suspended or terminated at any time.

From January 1, 2016 to March 9, 2016, prior to the tender offer discussed below, the Company repurchased approximately 1.3 million shares of common stock for an aggregate price of $3.6 million. The total amount of common stock repurchased under the program through March 9, 2016 was 4.9 million shares for an aggregate price of $11.5 million. As of March 9, 2016, $2.0 million remained available for repurchase under the program.  As of March 10, 2016, the stock repurchase program was suspended in connection with the tender offer, and may not be reinstated in accordance with applicable law until at least ten business days after the expiration time (described in tender offer section below).

Tender offer

On March 10, 2016, the Board of Directors authorized the Company to commence a modified “Dutch auction” tender offer to repurchase up to $15.0 million of its outstanding shares of common stock at a tender price of not less than $3.20 per share or greater than $3.60 per share. The tender offer commenced on March 14, 2016 and expired on April 11, 2016. On April 12, 2016, the Company paid $13.9 million, including transaction costs, to repurchase approximately 3.9 million shares at a tender price of $3.60 per share. The purchase price and all transaction costs were funded from the Citizens Bank Credit Facility (described above in Note 9). The repurchased shares of common stock became treasury shares of the Company.

13. Subsequent Event

On April 11, 2016, 708,352 shares of Series A Preferred Stock were converted into 2,162,907 shares of common stock at a conversion ratio of approximately 3.05 shares of common stock per share of Series A Preferred Stock.

On April 12, 2016, the Company borrowed approximately $13.9 million under the Credit Facility to repurchase approximately 3.9 million shares of common stock as part of the modified “Dutch auction” tender offer (described above in Note 12).  Subsequently, on April 26, 2016, the Company repaid $4.0 million on the Credit Facility.

On April 15, 2016, 450,000 shares of the 2015 restricted stock awards granted to certain officers of the Company vested.  The market condition was achieved as the Company’s volume weighted average price on NASDAQ was greater than or equal to $3.50 per share for seven consecutive trading days, or any ten trading days over a consecutive thirty-five day period. The market condition was valued at $0.7 million, of which $0.5 million was expensed as of March 31, 2016 and $0.2 million will be expensed in the second quarter of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Item 1A - Risk Factors” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We refer to Planet Payment, Inc. together with its wholly-owned subsidiaries as “Planet Payment,” the “Company,” “we,” or “our.”

Business overview

Planet Payment is a provider of international payment and transaction processing and multi-currency processing services. We provide our services to approximately 135,000 active merchant locations in 21 countries and territories across the Asia-Pacific region, the Americas, the Middle East, Africa and Europe, primarily through our acquiring bank and processor customers, as well as through our own direct sales force. We provide banks and their merchants with innovative services to accept, process and reconcile electronic payments. Our point-of-sale multi-currency payment processing services are designed for merchants in the retail, restaurant, and hospitality environments. We also provide payment services for e-commerce and mail and telephone order merchants. Our point-of-sale and e-commerce services help merchants sell more goods and services to consumers, and are integrated within the payment card transaction process, enabling our acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. Our ATM services provide our domestic and international acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction.  We also offer non-financial transaction processing services that allow merchants to offer a range of commercial services including pre-paid mobile phone top-up and bill payments using the same point-of-sale devices deployed to accept payment cards. We are a registered third-party processor with the major card associations and operate in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

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

The following is a table consisting of non-GAAP financial measures and certain other business statistics that management monitors:

	Three Months Ended
	March 31,
	2016	2015
KEY METRICS:
Consolidated gross billings(1)	$40,111,199	$33,246,649
Total settled dollar volume processed(2)	$2,063,282,670	$2,009,741,732
Adjusted EBITDA (non-GAAP)(3)	$3,224,865	$2,794,861
Capitalized expenditures	$385,941	$466,248
Total active merchant locations (at period end)(4)	135,526	101,968
Total settled transactions processed(5)	53,391,673	43,701,681
Multi-currency processing services key metrics:
Active merchant locations (at period end)(4)	62,532	37,872
Settled transactions processed(6)	4,274,099	3,487,873
Gross foreign currency mark-up(7)	$35,060,918	$28,795,644
Settled dollar volume processed(8)	$726,274,722	$660,276,744
Average net mark-up percentage on settled dollar volume processed(9)	1.19%	1.12%
Payment processing services key metrics:
Active merchant locations (at period end)(4)	74,703	64,551
Payment processing services revenue(10)	$5,050,281	$4,451,005
Settled transactions processed(11)	49,261,402	40,322,627
Settled dollar volume processed(12)	$1,364,585,533	$1,359,459,918

(1)	Represents gross foreign currency mark-up (see footnote 7) plus payment processing services revenue (see footnote 10).

(2)

Represents total settled dollar volume processed through both our multi-currency and payment processing services. For the three months ended March 31, 2015, total settled dollar volume processed was updated from the amount previously reported of $2,074,690,850.

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

(4)

We consider a merchant location to be active as of a date if the merchant completed at least one revenue-generating transaction at the location during the 90-day period ending on such date.  For the three months ended March 31, 2015, total active merchant locations was updated from the amount originally reported of 104,916.  In addition, for the three months ended March 31, 2015, multi-currency processing active merchant locations was updated from the amount originally reported of 42,527, and payment processing services active merchant locations was updated from the amount originally reported of 62,412.    The total number of active merchant locations exceeds the total number of merchants, as merchants may have multiple locations. As of March 31, 2016 and 2015, there were 1,709 and 455 active merchant locations, respectively, included in both multi-currency and payment processing active merchant locations but are not included in total active merchant locations, in order to eliminate counting these locations twice. For the three months ended March 31, 2015, active merchant locations included in both multi-currency and payment processing was updated from the amount originally reported of 23.

(5)

Represents total settled transactions (excluding other transaction types such as authorizations and rate look-ups).  For the three months ended March 31, 2015, total settled transactions was updated from the amount previously reported of 45,350,822.

(6)

Represents settled transactions processed using our multi-currency processing services (excluding other transaction types such as authorizations and rate look-ups). For the three months ended March 31, 2015, settled transactions processed was updated from the amount previously reported of 3,487,816.

(7)

Represents the gross foreign currency mark-up amount on settled dollar volume processed using our multi-currency processing services. Gross foreign currency mark-up represents multi-currency processing services net revenue plus amounts paid to acquiring banks and their merchants associated with such multi-currency processing transactions. Management believes this metric is relevant because it provides the reader an indication of the gross mark-up derived from multi-currency transactions processed through our platform during a given period.  Refer to the segment disclosure in Note 11 of our condensed consolidated financial statements for information on our net revenue from multi-currency processing services.

(8)

Represents the total settled dollar volume processed using our multi-currency processing services. For the three months ended March 31, 2015, total settled dollar volume processed using our multi-currency processing services was updated from the amount previously reported of $660,276,149.

(9)

Represents the average net foreign currency mark-up percentage earned on settled dollar volume processed using our multi-currency processing services. The average net mark-up percentage on settled dollar volume processed is calculated by taking total multi-currency processing services net revenue ($8.6 million and $7.7 million for the three months ended March 31, 2016 and 2015, respectively) and dividing by settled dollar volume processed (see footnote 8 above).  For purposes of calculating “Average net mark-up percentage on settled dollar volume processed,” multi-currency processing services revenue includes revenue related to multi-currency transactions only.

(10)	Represents revenue earned and reported on payment processing services.

(11)

Represents settled transactions processed using our payment processing services (excluding other transaction types such as authorizations and rate look-ups). For the three months ended March 31, 2015, settled transactions processed using our payment processing services was updated from the amount previously reported of 41,863,006.

(12)

Represents the total settled dollar volume processed using our payment processing services. For the three months ended March 31, 2015, total settled dollar volume processed using our payment processing services was updated from the amount previously reported of $1,414,414,701.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net income, our most directly comparable financial measure in accordance with GAAP:

	Three Months Ended
	March 31,
	2016	2015
ADJUSTED EBITDA:
Net income	$1,760,305	$1,711,626
Interest expense	14,676	14,613
Interest income	(424)	(426)
Provision for income taxes	237,350	110,413
Depreciation and amortization	608,990	725,173
Stock-based compensation expense	603,968	233,462
Adjusted EBITDA (non-GAAP)	$3,224,865	$2,794,861

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

Geographic and customer concentration

We conduct our business primarily in three geographical regions: Asia-Pacific, or APAC; the Americas; and Europe, Middle East and Africa, or EMEA. The following table provides multi-currency processing services revenue concentration by geographical region. Revenue by region is based upon where the transaction originated. We conduct our payment processing services primarily in North America.

Analysis of revenue by segment and geographical region:

	Three Months Ended
	March 31,
	2016	2015
Revenue:
APAC	$3,817,064	$4,036,276
The Americas	2,185,374	1,493,130
EMEA	2,631,794	2,152,359
Total multi-currency processing services revenue	8,634,232	7,681,765
Payment processing services revenue	5,050,281	4,451,005
Net revenue	$13,684,513	$12,132,770

A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the three months ended March 31, 2016, subsidiaries of Global Payments, Inc. and Network International LLC represented approximately 17% and 12% of our revenue, respectively.

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

Other (expense) income, net.  Other (expense) income, net, primarily consists of non-operating income as well as interest expense related to our capital leases.

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

Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates if unforeseen events occur or should the assumptions used in the estimation process differ from actual results. Management believes there have been no material changes to the critical accounting policies discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of operations

The following tables set forth our condensed consolidated results of operations for the periods presented and as a percentage of our net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended
	March 31,
	2016		2015
		% of		% of
	$ amount	revenue	$ amount	revenue
Revenue:
APAC	$3,817,064	27.9%	$4,036,276	33.3%
The Americas	2,185,374	16.0	1,493,130	12.3
EMEA	2,631,794	19.2	2,152,359	17.7
Total multi-currency processing services revenue	8,634,232	63.1	7,681,765	63.3
Payment processing services revenue	5,050,281	36.9	4,451,005	36.7
Net revenue	13,684,513	100.0	12,132,770	100.0
Operating expenses:
Cost of revenue:
Payment processing services fees	2,691,224	19.7	2,588,204	21.3
Processing and service costs	3,500,668	25.6	3,237,940	26.7
Total cost of revenue	6,191,892	45.3	5,826,144	48.0
Selling, general and administrative expenses	5,480,714	40.1	4,470,400	36.8
Total operating expenses	11,672,606	85.4	10,296,544	84.9
Income from operations	2,011,907	14.6	1,836,226	15.1
Other (expense) income:
Interest expense	(14,676)	(0.1)	(14,613)	(0.1)
Interest income	424	—	426	—
Total other expense, net	(14,252)	(0.1)	(14,187)	(0.1)
Income from operations before provision for income taxes	1,997,655	14.5	1,822,039	15.0
Provision for income taxes	(237,350)	(1.7)	(110,413)	(0.9)
Net income	$1,760,305	12.8%	$1,711,626	14.1%

Comparison of the three months ended March 31, 2016 and 2015

Revenue

	Three Months Ended
	March 31,		Variance
	2016	2015	Amount	Percent
APAC	$3,817,064	$4,036,276	$(219,212)	(5)%
The Americas	2,185,374	1,493,130	692,244	46
EMEA	2,631,794	2,152,359	479,435	22
Total multi-currency processing services revenue	8,634,232	7,681,765	952,467	12
Payment processing services revenue	5,050,281	4,451,005	599,276	13
Net revenue	$13,684,513	$12,132,770	$1,551,743	13%

Net revenue increased $1.6 million, or 13%, to $13.7 million for the three months ended March 31, 2016 from $12.1 million for the three months ended March 31, 2015.  These changes are described below.

Multi-currency processing services revenue

APAC multi-currency processing services revenue.  APAC multi-currency processing services revenue decreased $0.2 million, or 5%, to $3.8 million for the three months ended March 31, 2016 from $4.0 million for the three months ended March 31, 2015. The decrease in APAC multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three Months Ended
	March 31,			Variance
	2016	2015		Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	15,753	14,117	*	1,636	12%
APAC multi-currency processing settled transactions processed	1,567,645	1,464,779		102,866	7
APAC multi-currency processing gross foreign currency mark-up	$16,414,986	$15,841,013		$573,973	4
APAC multi-currency processing settled dollar volume processed	$331,422,207	$350,676,392		$(19,254,185)	(5)
APAC average net mark-up % on settled dollar volume processed	1.15%	1.14%		0.01%	1

(*) For the three months ended March 31, 2015, APAC multi-currency processing active merchant locations was updated from the amount originally reported of 14,334.

The 5% decrease in settled dollar volume processed resulted in a $0.2 million decrease to revenue.  This decrease was primarily due to customer and pricing mix.

The Americas multi-currency processing services revenue.    The Americas multi-currency processing services revenue increased $0.7 million, or 46%, to $2.2 million for the three months ended March 31, 2016 from $1.5 million for the three months ended March 31, 2015.  The increase in the Americas multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three Months Ended
	March 31,			Variance
	2016	2015		Amount	Percent
The Americas multi-currency processing active merchant locations (at period end)	33,044	12,233	*	20,811	170%
The Americas multi-currency processing settled transactions processed	1,126,434	644,955		481,479	75
The Americas multi-currency processing gross foreign currency mark-up	$5,440,636	$2,978,398		$2,462,238	83
The Americas multi-currency processing settled dollar volume processed	$117,377,532	$66,074,240		$51,303,292	78
The Americas average net mark-up % on settled dollar volume processed	1.86%	1.82	%**	0.04%	2%

(*)For the three months ended March 31, 2015, the Americas multi-currency processing active merchant locations was updated from the amount originally reported of 11,786.

(**)For purposes of calculating “Average net mark-up percentage on settled dollar volume processed,” multi-currency processing services revenue includes revenue related to multi-currency transactions only.

The 78% increase in settled dollar volume processed resulted in a $1.0 million increase to revenue.  The increase in settled dollar volume processed was primarily due to the 75% increase in settled transactions processed. This increase was offset by a decrease in revenues earned on non-transactional services of $0.3 million.

EMEA multi-currency processing services revenue. EMEA multi-currency processing services revenue increased $0.5 million, or 22%, to $2.6 million for the three months ended March 31, 2016 from $2.1 million for the three months ended March 31, 2015.  The increase in EMEA multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three Months Ended
	March 31,			Variance
	2016	2015		Amount	Percent
EMEA multi-currency processing active merchant locations (at period end)	13,735	11,522	*	2,213	19%
EMEA multi-currency processing settled transactions processed	1,580,020	1,378,139		201,881	15
EMEA multi-currency processing gross foreign currency mark-up	$13,205,296	$9,976,233		$3,229,063	32
EMEA multi-currency processing settled dollar volume processed	$277,474,983	$243,526,112		$33,948,871	14
EMEA average net mark-up % on settled dollar volume processed	0.95%	0.88%		0.07%	8%

(*) For the three months ended March 31, 2015, EMEA multi-currency processing active merchant locations was updated from the amount originally reported of 16,407.

The 14% increase in settled dollar volume processed resulted in a $0.3 million increase to revenue and the 8% increase in our average net mark-up percentage on settled dollar volume processed resulted in a $0.2 million increase to revenue.  These increases were primarily due to customer and pricing mix.

Payment processing services revenue

Payment processing services revenue is primarily earned from transaction processing services for customers in the Americas.  Payment processing services revenue increased $0.6 million, or 13%, to $5.1 million for the three months ended March 31, 2016 from $4.5 million for the three months ended March 31, 2015.  The increase was primarily due to transaction processing fees, arising from the roll-out of new payment processing customers.

Cost of revenue

	Three Months Ended
	March 31,		Variance
	2016	2015	Amount	Percent
Payment processing services fees	$2,691,224	$2,588,204	$103,020	4%
Processing and service costs	3,500,668	3,237,940	262,728	8
Total cost of revenue	$6,191,892	$5,826,144	$365,748	6%

Payment processing service fees

The increase in payment processing service fees of $0.1 million, or 4%, to $2.7 million for the three months ended March 31, 2016 from $2.6 million for the three months ended March 31, 2015 is a direct result of the mix of business within the payment processing service revenue.

Processing and service costs

The increase in processing and service costs of $0.3 million, or 8%, to $3.5 million for the three months ended March 31, 2016 from $3.2 million for the three months ended March 31, 2015 is primarily due to a $0.1 million increase in multi-currency referral commissions earned by third party agents and a $0.1 million increase in capitalized salaries.

Selling, general and administrative expenses:

	Three Months Ended
	March 31,		Variance
	2016	2015	Amount	Percent
Selling, general and administrative expenses	$5,480,714	$4,470,400	$1,010,314	23%

Selling, general and administrative expenses increased $1.0 million, or 23%, to $5.5 million for the three months ended March 31, 2016 from $4.5 million for the three months ended March 31, 2015.  The increase in selling, general and administrative expenses was primarily due to an increase of $0.4 million in stock-based compensation expense, an increase of $0.3 million in salary compensation and related benefits and an increase of $0.3 million in general and administrative expense driven primarily by a $0.5 million gain related to an insurance reimbursement in the first quarter of 2015.

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

Sources of liquidity

As of March 31, 2016, we had approximately $13.8 million in cash and cash equivalents of which $9.1 million in cash was held by foreign subsidiaries. Currently, if we were to repatriate cash held by our foreign subsidiaries, to the extent that such repatriation was a taxable event, we could utilize a portion of our $61.2 million net operating loss carry forward to offset the tax obligation, so that no U.S. tax liability would arise. However, our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

On June 10, 2015, we entered into a $10.0 million secured revolving credit facility (the “Credit Facility”) with Citizens Bank, N.A. (“Citizens”) pursuant to a Credit and Security Agreement by and among the Company, certain affiliates thereof as borrowers or guarantors, and Citizens (the “Credit Agreement”).

On January 28, 2016, we entered into a Second Amendment to Credit and Security Agreement with Citizens and certain subsidiary affiliates of our Company as borrowers and/or guarantors (the “Amendment”). The Amendment amends the Credit Agreement and provides for an increase in our line of credit (the “Line of Credit”) with Citizens from $10.0 million to $20.0 million.  The Line of Credit is secured by substantially all of our personal property, including our intellectual property and that of its subsidiaries that are borrowers or guarantors.  The interest rate applicable to committed borrowings is tied to LIBOR plus a margin of 2.5%.  The Credit Agreement also provides for a letter of credit sub-facility of up to $2.0 million. The Credit Agreement contains customary affirmative and negative covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios, as well as an obligation to maintain a minimum availability requirement of at least $5.0 million in the aggregate of cash and availability under the line of credit.  The Credit Facility will provide funds for general corporate purposes and repurchases of issued and outstanding capital stock of the Company.  The Credit Facility matures on December 31, 2020 and is payable in full upon maturity.  As of March 31, 2016, we were in compliance with all financial covenants contained in the Credit Agreement and no amounts were outstanding.

On April 12, 2016, we borrowed approximately $13.9 million under the Credit Facility to repurchase approximately 3.9 million shares of common stock as part of the modified “Dutch auction” tender offer.  Subsequently, on April 26, 2016, we repaid $4.0 million on the Credit Facility.  Refer to the stock repurchases disclosure in Note 12 of our condensed consolidated financial statements for information on our modified “Dutch auction” tender offer.

Capital expenditures

Our capital expenditures related to property and equipment, software development costs, and intangible assets were approximately $0.4 million in the first three months of 2016.  The 2016 capital expenditures were primarily attributable to our investment in the business primarily through capital expenditures for network infrastructure and investments in software development and equipment.

Cash flows

	Three Months Ended
	March 31,
	2016	2015
Cash provided by operating activities	$2,478,116	$2,039,708
Cash used for investing activities	(348,860)	(416,905)
Cash used for financing activities	(2,955,220)	(146,905)

Operating activities

Cash provided by operating activities during the three months ended March 31, 2016 was $2.5 million, comprising $3.0 million of cash generated by operations and a net decrease in our operating assets and liabilities of $0.5 million. This net decrease in our operating assets and liabilities of $0.5 million primarily consisted of a $0.4 million increase in receivables, prepaid expenses and other assets coupled with a $0.2 million decrease in accounts payable and accrued expenses and a $0.1 million decrease in due to merchants, offset in part, by a $0.1 million decrease in settlement assets and a $0.1 million decrease in other long-term assets. Cash generated by operations of $3.0 million was inclusive of net income of $1.8 million and total non-cash charges of $1.3 million. Significant non-cash adjustments to net income primarily include depreciation and amortization expense of $0.6 million, stock-based compensation expense of $0.6 million and provision for doubtful accounts of $0.1 million.

Cash provided by operating activities during the three months ended March 31, 2015 was $2.0 million, comprising $2.1 million of cash generated by operations and a net decrease in our operating assets and liabilities of $0.1 million. This net decrease in our operating assets and liabilities of $0.1 million primarily consisted of a $0.4 million increase in accounts receivables, prepaid expenses and other assets and a $0.5 million decrease in due to merchant.  These decreases were partially offset by a $0.5 million increase in accounts payable and accrued expenses and a $0.5 million decrease in settlement assets. Cash generated by operations of $2.1 million was inclusive of net income of $1.7 million and total non-cash adjustments of $0.4 million. Significant non-cash adjustments to net income primarily include depreciation and amortization expense of $0.7 million, gain on insurance proceeds of $0.5 million and stock option expense of $0.2 million.

Investing activities

Cash used for investing activities for the three months ended March 31, 2016 was $0.3 million, which was primarily attributable to a $0.3 million investment in software development.

Cash used for investing activities for the three months ended March 31, 2015 was $0.4 million, which was attributable to a $0.3 million investment in the business through capital expenditures for network infrastructure as well as a $0.1 million purchase of property and equipment.

Financing activities

Cash used for financing activities for the three months ended March 31, 2016 was $3.0 million, comprised of $3.6 million of treasury stock repurchases and $0.1 million in payments for capital lease obligations offset by $0.8 million in proceeds from the issuance of common stock.

Cash used for financing activities for the three months ended March 31, 2015 was $0.1 million, comprised of $0.1 million in capital lease payments.

Stock repurchase program

In October 2014, we announced that its Board of Directors authorized the repurchase of up to $6.0 million of our outstanding shares of common stock.  On August 4, 2015 and December 21, 2015, the Board expanded its share repurchase authorization by an incremental $5.2 million and $2.3 million, respectively. We may repurchase shares in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities and other factors. This authorization has no expiration date and may be suspended or terminated at any time.

From January 1, 2016 to March 9, 2016, prior to the tender offer discussed below, we repurchased approximately 1.3 million shares of common stock for an aggregate price of $3.6 million. The total amount of common stock repurchased under the program through March 9, 2016 was 4.9 million shares for an aggregate price of $11.5 million. As of March 9, 2016, $2.0 million remained available for repurchase under the program.  As of March 10, 2016, the stock repurchase program was suspended in connection with the tender offer, and may not be reinstated in accordance with applicable law until at least ten business days after the expiration time.  Refer to the stock repurchases disclosure in Note 12 of our condensed consolidated financial statements for information on our modified “Dutch auction” tender offer.

Tender offer

On March 10, 2016, the Board of Directors authorized us to commence a modified “Dutch auction” tender offer to repurchase up to $15.0 million of our outstanding shares of common stock at a tender price of not less than $3.20 per share or greater than $3.60 per share. The tender offer commenced on March 14, 2016 and expired on April 11, 2016. On April 12, 2016, we paid $13.9 million, including transaction costs, to repurchase approximately 3.9 million shares at a tender price of $3.60 per share. The purchase price and all transaction costs were funded from the Citizens Bank Credit Facility.  Refer to the credit facility disclosure in Note 9 of our condensed consolidated financial statements for information on our Citizens Bank Credit Facility. The repurchased shares of common stock became treasury shares of the Company.

Contractual obligations and commitments

As of March 31, 2016, there were no material changes in our contractual obligations and commitments as disclosed in our financial statements for the year ended December 31, 2015 except for the following agreements:

•	Amendment to Credit and Security Agreement with Citizens Bank, N.A. entered into in January 2016,
•	Employment Agreement with Carl J. Williams, entered into in February 2016 and
•	Borrowing under revolving credit facility with Citizens Bank, N.A, in April 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We had cash and cash equivalents totaling $13.8 million and $14.7 million as of March 31, 2016 and December 31, 2015, respectively.  The cash and cash equivalents are held for working capital purposes. We did not have any derivative financial instruments as of March 31, 2016 and December 31, 2015. We are not exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates given the historic low levels of interest being earned on the short-term fixed-rate cash operating accounts.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings in the ordinary course of business. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of Planet Payment.

Item 1A. Risk Factors

There were no material changes to the Company's risk factors as disclosed in Item 1A - Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

Issuer Purchase of Equity Securities

				Maximum Number
			Total Number of	(or approximate
			Shares Purchased	dollar value) of
			as Part of Publicly	Shares that May Yet
	Total Number of	Average Price	Announced Plans	be Purchased Under
Period	Shares Purchased	Paid per Share	or Programs(1)	the Plan or Programs
January 1-31, 2016	562,123	$2.83	4,168,009	$ 4.0 million
February 1-29, 2016	381,530	$2.76	4,549,539	$ 3.0 million
March 1-31, 2016	341,900	$2.95	4,891,439	$ 2.0 million

(1)

In October 2014, the Company announced that its Board of Directors authorized the repurchase of up to $6.0 million of the Company’s outstanding shares of common stock.  On August 4, 2015 and December 21, 2015, the Board expanded its share repurchase authorization by an incremental $5.2 million and $2.3 million, respectively. We may repurchase shares in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities and other factors. This authorization has no expiration date and may be suspended or terminated at any time.

From January 1, 2016 to March 9, 2016, prior to the tender offer discussed below, the Company repurchased approximately 1.3 million shares of common stock for an aggregate price of $3.6 million. The total amount of common stock repurchased under the program through March 9, 2016 was 4.9 million shares for an aggregate price of $11.5 million. As of March 9, 2016, $2.0 million remained available for repurchase under the program.  As of March 10, 2016, the stock repurchase program was suspended in connection with the tender offer, and may not be reinstated in accordance with applicable law until at least ten business days after the expiration time.  Refer to the stock repurchases disclosure in Note 12 of our condensed consolidated financial statements for information on our modified “Dutch auction” tender offer.

On March 10, 2016, the Board of Directors authorized the Company to commence a modified “Dutch auction” tender offer to repurchase up to $15.0 million of its outstanding shares of common stock at a tender price of not less than $3.20 per share or greater than $3.60 per share. The tender offer commenced on March 14, 2016 and expired on April 11, 2016. On April 12, 2016, the Company paid $13.9 million, including transaction costs, to repurchase approximately 3.9 million shares at a tender price of $3.60 per share. The purchase price and all transaction costs were funded from the Citizens Bank Credit Facility. Refer to the credit facility disclosure in Note 9 of our condensed consolidated financial statements for information on our Citizens Bank Credit Facility. The repurchased shares of common stock became treasury shares of the Company.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

(a) Exhibits

Exhibit		Incorporated by Reference			Filing	Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.1	Second Amendment to Credit and Security Agreement dated January 28, 2016, by and between the Company and Citizens Bank, N.A.	10-K	001-35699	10.26	3/2/2016
10.2	Employment Agreement dated February 2, 2016, by and between the Company and Carl J. Williams.	10-K	001-35699	10.27	3/2/2016

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

PLANET PAYMENT, INC.
(Registrant)

Dated: May 5, 2016	By:	/S/ CARL J. WILLIAMS
Carl J. Williams
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Dated: May 5, 2016	By:	/S/ RAYMOND D’APONTE
Raymond D’Aponte
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filing	Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.1	Second Amendment to Credit and Security Agreement dated January 28, 2016, by and between the Company and Citizens Bank, N.A.	10-K	001-35699	10.26	3/2/2016
10.2	Employment Agreement dated February 2, 2016, by and between the Company and Carl J. Williams.	10-K	001-35699	10.27	3/2/2016

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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