Form 10-Q
period 2016-06-30
Planet Payment Inc
filed 2016-08-04
CIK 1362925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 31, 2016,  there were 50,376,325 shares of the registrant’s common stock outstanding.

Planet Payment, Inc.

Report on Form 10-Q

For the Quarterly Period Ended June 30, 2016

Planet Payment®, iPAY® and Pay in Your Currency®, as well as our logo, are registered trademarks of Planet Payment, and Multi-Currency Pricing™ is an additional trademark of Planet Payment. All other service marks, trademarks and trade names appearing in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Planet Payment, Inc.

Condensed Consolidated Balance Sheets

	As of	As of
	June 30,	December 31,
	2016	2015
	(unaudited)
Current assets:
Cash and cash equivalents	$10,486,645	$14,675,515
Restricted cash	4,561,278	5,050,147
Accounts receivable, net of allowances of $0.1 million as of June 30, 2016 and December 31, 2015	5,762,559	6,406,496
Prepaid expenses and other assets	2,026,928	1,800,566
Total current assets	22,837,410	27,932,724
Other assets:
Restricted cash	551,862	551,917
Property and equipment, net	1,602,882	1,811,619
Software development costs, net	4,104,959	3,964,454
Intangible assets, net	1,117,235	1,378,264
Goodwill	292,041	286,852
Deferred tax asset and other long-term assets	8,293,159	8,581,082
Total other assets	15,962,138	16,574,188
Total assets	$38,799,548	$44,506,912
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$317,308	$306,520
Accrued expenses	3,824,694	6,438,600
Due to merchants	4,812,012	5,240,427
Current portion of capital leases	244,223	290,911
Total current liabilities	9,198,237	12,276,458
Long-term liabilities:
Long-term debt	9,916,000	—
Other long-term liabilities	1,424,243	1,666,938
Total long-term liabilities	11,340,243	1,666,938
Total liabilities	20,538,480	13,943,396
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock—10,000,000 shares authorized as of June 30, 2016 and December 31, 2015, $0.01 par value: Series A—2,243,750 issued and 1,535,398 outstanding as of June 30, 2016 and 2,243,750 issued and outstanding as of December 31, 2015; $6,141,592 and $8,975,000 aggregate liquidation preference as of June 30, 2016 and December 31, 2015, respectively	15,354	22,438
Common stock—250,000,000 shares authorized as of June 30, 2016 and December 31, 2015, $0.01 par value, and 59,087,147 issued and 50,330,051 shares outstanding as of June 30, 2016, and 56,191,389 issued and 52,585,503 shares outstanding as of December 31, 2015	590,871	561,914
Treasury stock, at cost, 8,757,096 shares and 3,605,886 shares as of June 30, 2016 and December 31, 2015, respectively	(25,726,459)	(7,883,012)
Additional paid-in capital	109,224,346	106,741,026
Accumulated other comprehensive loss	(517,667)	(510,445)
Accumulated deficit	(65,325,377)	(68,368,405)
Total stockholders’ equity	18,261,068	30,563,516
Total liabilities and stockholders’ equity	$38,799,548	$44,506,912

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Net revenue	$13,103,376	$12,683,359	$26,787,889	$24,816,129
Operating expenses:
Cost of revenue:
Payment processing service fees	2,734,689	2,590,885	5,425,913	5,179,089
Processing and service costs	3,524,123	3,385,658	7,024,791	6,623,598
Total cost of revenue	6,258,812	5,976,543	12,450,704	11,802,687
Selling, general and administrative expenses	5,204,892	4,712,704	10,685,606	9,183,104
Restructuring charges	125,268	-	125,268	-
Total operating expenses	11,588,972	10,689,247	23,261,578	20,985,791
Income from operations	1,514,404	1,994,112	3,526,311	3,830,338
Other (expense) income:
Interest expense	(83,021)	(13,830)	(97,697)	(28,443)
Interest income	398	365	822	791
Total other expense, net	(82,623)	(13,465)	(96,875)	(27,652)
Income from operations before provision for income taxes	1,431,781	1,980,647	3,429,436	3,802,686
Provision for income taxes	(149,058)	(105,319)	(386,408)	(215,732)
Net income	$1,282,723	$1,875,328	$3,043,028	$3,586,954
Basic net income per share applicable to common stockholders	$0.02	$0.03	$0.06	$0.06
Diluted net income per share applicable to common stockholders	$0.02	$0.03	$0.05	$0.06
Weighted-average common stock outstanding (basic)	49,602,206	53,082,296	50,186,828	53,439,467
Weighted-average common stock outstanding (diluted)	51,987,695	53,830,534	52,401,790	54,090,469

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$1,282,723	$1,875,328	$3,043,028	$3,586,954
Foreign currency translation adjustment	(80,052)	60,612	(7,222)	(196,819)
Total comprehensive income	$1,202,671	$1,935,940	$3,035,806	$3,390,135

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$3,043,028	$3,586,954
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,180,899	461,590
Depreciation and amortization expense	1,330,238	1,439,778
Provision (recovery) for doubtful accounts	58,595	(193)
Disposal of property and equipment	500	—
Gain on insurance settlement	—	(517,930)
Changes in operating assets and liabilities:
Decrease (increase) in settlement assets	498,553	(244,451)
Decrease in accounts receivables, prepaid expenses and other current assets	358,980	1,529,933
Decrease (increase) in other long-term assets	287,923	(181,213)
(Decrease) increase in accounts payable and accrued expenses	(3,540,524)	239,331
(Decrease) increase in due to merchants	(438,099)	240,034
Other	(26,219)	(53,259)
Net cash provided by operating activities	2,753,874	6,500,574
Cash flows from investing activities:
(Increase) decrease in restricted cash	(9,629)	11,506
Increase (decrease) in merchant reserves	9,684	(131,599)
Purchase of property and equipment	(109,555)	(168,282)
Capitalized software development	(677,822)	(593,946)
Purchase of intangible assets	(353)	(13,454)
Net cash used for investing activities	(787,675)	(895,775)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,965,380	22,949
Principal payments on capital lease obligations	(193,002)	(287,168)
Borrowings under credit facility	13,916,000	—
Repayments under credit facility	(4,000,000)	—
Purchase of treasury stock	(17,843,447)	(1,647,211)
Net cash used for financing activities	(6,155,069)	(1,911,430)
Effect of exchange rate changes on cash and cash equivalents(*)	—	—
Net (decrease) increase in cash and cash equivalents	(4,188,870)	3,693,369
Cash and cash equivalents at beginning of period	14,675,515	9,837,791
Cash and cash equivalents at end of period	$10,486,645	$13,531,160
Supplemental disclosure:
Cash paid for:
Interest	$14,718	$30,785
Income taxes	504,398	395,294
Non-cash investing and financing activities:
Common stock issued for preferred stock conversion	21,629	—
Common stock issued for stock options exercised	98	—
Assets acquired under capital leases	122,630	79,291
Accrued capitalized hardware, software and fixed assets	63,291	12,071
Capitalized stock-based compensation	14,018	20,015

(*)For the six months ended June 30, 2016 and 2015, the effect of exchange rate changes on cash and cash equivalents was immaterial.

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Business description and basis of presentation

Business description

Planet Payment, Inc. together with its wholly-owned subsidiaries (“Planet Payment,” the “Company,” “we,” or “our”) is a provider of international payment and transaction processing and multicurrency processing services. The Company provides its services to approximately 178,000 active merchant locations in 22 countries and territories across the Asia- Pacific region, the Americas, the Middle East, Africa and Europe, primarily through its acquiring bank and processor customers, as well as through its own direct sales force. The Company provides banks and their merchants with innovative services to accept, process and reconcile electronic payments. The Company’s point-of-sale multi-currency payment processing services are designed for merchants in the retail, restaurant, and hospitality environments. We also provide payment services for e-commerce and mail and telephone order merchants. Our point-of-sale and e-commerce services help merchants sell more goods and services to consumers, and are integrated within the payment card transaction process enabling its acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. The Company’s ATM services provide its domestic and international acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction. The Company also offers non-financial transaction processing services that allow merchants to offer a range of commercial services including pre-paid mobile phone top-up and bill payments using the same point-of-sale devices deployed to accept payment cards. The Company is a registered third party processor with the major card associations and operates in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

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

Unaudited condensed consolidated interim financial information

The accompanying unaudited condensed consolidated interim financial statements as of June 30, 2016 and for the periods ended June 30, 2016 and 2015 have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the statement of operations, financial position and cash flows. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the interim period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  The December 31, 2015 balance sheet information has been derived from the audited financial statements at that date. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulation of the Securities and Exchange Commission (“SEC”).

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

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-10”). The amendments in this update do not change the core principle of the guidance. The amendments in this update clarify the identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  The amendments in this update clarify that contractual provisions that, explicitly or implicitly, require an entity to transfer control of additional goods or services to a customer should be distinguished from contractual provisions that, explicitly or implicitly, define the attributes of a single promised license.  The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of update ASU 2014-09.  The Company is currently evaluating the effect ASU 2016-10 will have on the Company’s condensed consolidated financial statements and disclosures.

In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-12”), in which the FASB finalized the guidance in the new revenue standard on collectibility, noncash consideration, presentation of sales tax, and transition.  The amendments are intended to address implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group (TRG), and provide additional practical expedients.  The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of update ASU 2014-09.  The Company is currently evaluating the effect ASU 2016-12 will have on the Company’s condensed consolidated financial statements and disclosures.

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

The Company’s accounts receivable concentrations of 10% and greater are as follows:

	As of	As of
	June 30,	December 31,
	2016	2015
Customer A	16%	15%
Customer B	17	*
Customer D	10	*
Customer H	*	11

* Less than 10% accounts receivable concentration.

The Company’s revenue concentrations of 10% and greater are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Customer A	15%	19%	16%	20%
Customer C	*	*	10	10
Customer G	12	*	11	*

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income	$1,282,723	$1,875,328	$3,043,028	$3,586,954
Amounts allocated to participating preferred stockholders under the two-class method	(110,402)	(214,905)	(261,909)	(411,051)
Net income applicable to common stockholders (basic and dilutive)	$1,172,321	$1,660,423	$2,781,119	$3,175,903
Denominator:
Weighted-average common stock outstanding (basic)	49,602,206	53,082,296	50,186,828	53,439,467
Common equivalent shares from options and warrants to purchase common stock	2,385,489	748,238	2,214,962	651,002
Weighted-average common stock outstanding (diluted)(1)	51,987,695	53,830,534	52,401,790	54,090,469
Basic net income per share applicable to common stockholders	$0.02	$0.03	$0.06	$0.06
Diluted net income per share applicable to common stockholders(1)	$0.02	$0.03	$0.05	$0.06

(1)

In accordance with ASC 260-10-45-48, for the three and six months ended June 30, 2016 and 2015, the Company excluded 396,500 and 718,407, respectively, of contingently-issued restricted shares from diluted weighted average common stock outstanding as the contingencies were neither (a) satisfied at the reporting date nor (b) would have been satisfied if the reporting date was at the end of the contingency period.

The following table sets forth the weighted average securities outstanding that have been excluded from the diluted net income per share calculation because the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock options	11,071	4,762,323	592,170	5,979,516
Restricted stock awards	—	60,000	30,004	60,000
Convertible preferred stock(1)	4,949,687	6,851,144	6,015,339	6,851,144
Total anti-dilutive securities	4,960,758	11,673,467	6,637,513	12,890,660

(1)

Diluted net income per share increases when convertible preferred stock is included in the required sequence in the diluted earnings per share computation. As such, convertible preferred stock is excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2016 and 2015.

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

During the second quarter of 2016, 0.1 million restricted stock awards with a grant fair value of $0.2 million were granted to certain members of the Company’s Board of Directors.  The final number of vested shares is subject to service-based vesting conditions.  Stock-based compensation expense is recorded on a straight line basis from the date of the grant over the requisite service period of 12 months.

During the second quarter of 2016, 0.5 million shares of the 2015 restricted stock awards granted to certain officers of the Company vested.  The market condition was achieved as the Company’s volume weighted average price on NASDAQ was greater than or equal to $3.50 per share for seven consecutive trading days, or any ten trading days over a consecutive thirty-five day period. The market condition was valued at $0.7 million, of which $0.5 million was expensed as of March 31, 2016 and an additional $0.2 million was expensed during the three months ended June 30, 2016.

The following summarizes stock-based compensation expense recognized by income statement classification:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Processing and service costs	$50,255	$50,084	$99,061	$100,581
Selling, general and administrative expenses	526,676	178,044	1,081,838	361,009
Total stock-based compensation expense	$576,931	$228,128	$1,180,899	$461,590

The following summarizes stock-based compensation expense recognized by type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock options	$267,833	$124,433	$549,229	$255,705
Restricted stock awards	309,098	103,695	631,670	205,885
Total stock-based compensation expense	$576,931	$228,128	$1,180,899	$461,590

6. Property and equipment

Property and equipment, net consist of the following:

	Estimated			As of	As of
	useful life			June 30,	December 31,
	(in years)			2016	2015
Equipment	2	-	7	$1,006,334	$958,175
Computer hardware	3	-	5	3,405,534	3,266,233
Furniture and fixtures	5	-	7	202,859	192,565
Leasehold improvements	3	-	10	778,104	746,336
Total property and equipment				5,392,831	5,163,309
Less: Accumulated depreciation and amortization				(3,789,949)	(3,351,690)
Property and equipment, net				$1,602,882	$1,811,619

Property and equipment depreciation and amortization expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Depreciation and amortization expense	$277,433	$153,243	$440,559	$324,472

Included in depreciation and amortization expense for the three and six months ended June 30, 2016 is $0.1 million of expense related to the acceleration of amortization on certain assets due to exiting a floor in the Company’s corporate location before the end of the lease term.  The cease use date is September 30, 2016.  For additional information on the Company’s restructuring charges disclosure, refer to Note 14.

7. Goodwill and intangible assets

The change in carrying amount of goodwill for the six months ended June 30, 2016 is as follows:

Goodwill, gross, as of December 31, 2015	$286,852
Impact of change in Euro exchange rate	5,189
Accumulated impairment losses as of June 30, 2016	—
Goodwill, net, as of June 30, 2016	$292,041

The entire goodwill balance is assigned to the payment processing services segment.

Intangible assets are recorded at estimated fair value and are amortized ratably over their estimated useful lives to processing and service costs, which are included in cost of revenue.

The gross book value, accumulated amortization and amortization periods of intangible assets are as follows:

	As of June 30, 2016			As of December 31, 2015			Amortization
	Gross book	Accumulated	Net book	Gross book	Accumulated	Net book	period
	value	amortization	value	value	amortization	value	(in years)
Trademarks and patents	$1,198,419	$(516,602)	$681,817	$1,184,612	$(472,914)	$711,698	15	-	21
Technology	2,432,061	(1,996,643)	435,418	2,388,852	(1,722,286)	666,566	5
Intangible assets, net	$3,630,480	$(2,513,245)	$1,117,235	$3,573,464	$(2,195,200)	$1,378,264

Amortization expense related to intangible assets is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Amortization expense	$145,880	$142,789	$288,018	$287,789

8. Commitments and contingencies

Employment agreements

Pursuant to employment agreements with certain employees, the Company had a commitment to pay severance of approximately $1.2 million as of June 30, 2016 and $0.9 million as of December 31, 2015, in the event of an involuntary termination, as defined in the employment agreements. Additionally, in the event of termination upon a change of control, as defined in the agreements, the Company had a commitment to pay severance of approximately $1.2 million as of June 30, 2016 and $1.1 million as of December 31, 2015.

Contingent liabilities

In instances where the Company is acting as the merchant acquirer, the Company bears a risk that a merchant may engage in fraud by submitting for payment certain credit card transactions that may have been manipulated, are fictitious, or are otherwise not bona fide. Similarly, the Company bears the risk that a merchant becomes insolvent, owing money to cardholders. To the extent that such fraud or insolvency occurs in circumstances where the Company is liable to make good on any resultant losses, this could affect the Company’s operating results and cash flows. The Company has required certain merchants to post cash reserves of approximately $1.0 million with the sponsoring bank against such liabilities and has itself paid the acquirer a reserve of $0.3 million in connection therewith, which is included in long-term “Restricted cash” on the condensed consolidated balance sheets. In addition, the Company holds merchant reserves of approximately $2.2 million. This reserve amount is included in “Restricted cash” with an offset in “Due to merchants.” Under FASB ASC 460, Guarantees, the Company evaluates its ultimate risk and records an estimate of potential loss for chargeback’s related to merchant fraud and processing errors based upon an assessment of actual historical fraud rates and errors in processing compared to recent bank card processing volume levels.  No contingent liability has been recorded as of June 30, 2016 and December 31, 2015, as the risk of material loss is considered remote.

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

Pursuant to the agreement, the Company is liable for all losses incurred by the sponsoring bank with respect to the activities of its merchants sponsored under the agreement.  No contingent liability has been recorded as of June 30, 2016 as the risk of material loss is considered remote based on historical information.  The Company monitors this contingent liability on a quarterly basis and will provide for a reserve if deemed necessary.

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

On April 12, 2016, the Company borrowed approximately $13.9 million under the Credit Facility. Subsequently, on April 26, 2016, the Company repaid $4.0 million on the Credit Facility. As of June 30, 2016, the Company had $9.9 million outstanding under the Credit Facility and was in compliance with all financial covenants contained in the Credit Agreement.

10. Convertible preferred stock

On April 11, 2016, 708,352 shares of Series A Preferred Stock were converted into 2,162,907 shares of common stock at a conversion ratio of approximately 3.05 shares of common stock per share of Series A Preferred Stock.  As of June 30, 2016, the remaining preferred stock consists of 1,535,398 shares designated (and issued) as Series A Preferred Stock, and 1,756,250 shares which are undesignated (and unissued). Each issued share of Series A Preferred Stock is convertible into approximately 3.05 shares of common stock, for a total of 4,688,237 shares of common stock.

For additional information on the Company’s convertible preferred stock disclosure, refer to Note 9 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

11. Accrued expenses

The following are the components of accrued expenses:

	As of	As of
	June 30,	December 31,
	2016	2015
Bonus	$159,432	$710,739
Deferred revenue(*)	719,726	688,418
Deferred incentive(**)	700,000	950,000
Other(***)	2,245,536	4,089,443
Total accrued expenses	$3,824,694	$6,438,600

(*)Current deferred revenue will be recognized as revenue ratably over the next 12 months.  As of June 30, 2016, included in the balance sheet classification “Other long-term liabilities,” is the non-current portion of deferred revenue in the amount of $0.7 million. The long-term portion of deferred revenue balance as of December 31, 2015 was approximately $0.6 million.

(**)As of June 30, 2016, the Company recorded approximately $0.7 million in short-term incentives in relation to future obligations under a contract. As of June 30, 2016 and December 31, 2015, included in the balance sheet classification “Other long-term liabilities” is the non‑current portion of these incentives of approximately $0.3 million and $0.7 million, respectively.

(***)As of June 30, 2016 and December 31, 2015, included in “other” were third party referral commissions of approximately $0.2 million and $1.6 million, respectively. No other amount included in “Other” exceeded 10% of total current liabilities.

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

Information about revenue, profit and assets

The CODM evaluates performance and allocates resources based on net revenue and gross profit of each segment. For purposes of analyzing segments, gross profit of the multi-currency processing services segment is equal to net revenue less multi-currency cost of sales of $0.6 million and $0.7 million, which is included in “processing and services costs” for the three months ended June 30, 2016 and 2015, respectively, and $1.4 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively. The gross profit for the payment processing services segment includes net revenue of the segment less the cost of revenue component “payment processing services fees,” which includes interchange and card network fees and assessments. Net revenue and gross profit by geographical region is based upon where the transaction originated. Lastly, the Company does not evaluate performance or allocate resources using segment asset data. Long-lived assets are primarily located in the Americas and Europe and as of June 30, 2016 and December 31, 2015, long-lived asset amounts are $7.1 million and $7.4 million, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Revenue:
APAC	$3,761,918	$4,226,769	$7,578,982	$8,263,045
The Americas	2,444,187	1,750,920	4,629,561	3,244,050
EMEA	1,752,501	2,084,000	4,384,295	4,236,359
Total multi-currency processing services revenue	7,958,606	8,061,689	16,592,838	15,743,454
Payment processing services revenue	5,144,770	4,621,670	10,195,051	9,072,675
Net revenue	$13,103,376	$12,683,359	$26,787,889	$24,816,129
Gross Profit:
APAC	$3,731,646	$4,187,113	$7,525,150	$8,193,825
The Americas	2,261,907	1,641,963	4,296,595	3,038,241
EMEA	1,341,917	1,545,619	3,407,535	3,211,623
Total multi-currency processing services gross profit	7,335,470	7,374,695	15,229,280	14,443,689
Payment processing services gross profit	2,410,081	2,030,784	4,769,138	3,893,585
Total reportable segment gross profit	9,745,551	9,405,479	19,998,418	18,337,274
Corporate allocated cost of sales	2,900,987	2,698,663	5,661,233	5,323,832
Total gross profit	$6,844,564	$6,706,816	$14,337,185	$13,013,442

Income from operations before provision for income taxes:
Total gross profit	$6,844,564	$6,706,816	$14,337,185	$13,013,442
Selling, general and administrative expenses	5,204,892	4,712,704	10,685,606	9,183,104
Restructuring charges	125,268	—	125,268	—
Income from operations	1,514,404	1,994,112	3,526,311	3,830,338
Interest expense	(83,021)	(13,830)	(97,697)	(28,443)
Interest income	398	365	822	791
Total other expense, net	(82,623)	(13,465)	(96,875)	(27,652)
Income from operations before provision for income taxes	$1,431,781	$1,980,647	$3,429,436	$3,802,686

Payment processing services revenue and gross profit are the result of transactions that primarily originated in the Americas. For the three months ended June 30, 2016, Customer B and Customer G had revenue concentration of 16% and 29%, respectively, and for the six months ended June 30, 2016, Customer B and Customer G had revenue concentration of 15% and 28%, respectively.  For the three months ended June 30, 2015, Customer B and Customer G had revenue concentration of 14% and 24%, respectively and for the six months ended June 30, 2015, Customer B and Customer G had revenue concentration of 15% and 22%, respectively.

“Corporate allocated cost of sales” includes expenses of running its platform infrastructure including: Internet connectivity, hosting and data storage expenses, amortization expenses of capitalized software development costs, compensation and related benefits of its technology personnel and a portion of general overhead expenses.

Concentration of revenue by customer by geographical region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Multi-currency processing services revenue:
APAC:
Customer A	52%	57%	56%	59%
The Americas:
Customer D	19	*	23	12
Customer E	*	16	*	15
Customer F	*	19	*	19
Customer I	13	*	10	*
Customer J	11	*	*	*
EMEA:
Customer C	60	55	62	59
Customer H	39	45	37	41

(*)Less than 10% revenue concentration.

13. Stock Repurchases

Stock repurchase program

In October 2014, the Company announced that its Board of Directors authorized the repurchase of up to $6.0 million of the Company’s outstanding shares of common stock. As of December 31, 2015, the Board expanded its share repurchase authorization by an aggregate of $7.5 million.

From January 1, 2016 to March 9, 2016, prior to the tender offer discussed below, the Company repurchased approximately 1.3 million shares of common stock for an aggregate price of $3.6 million. As of March 9, 2016, the total amount of common stock repurchased under the program was 4.9 million shares for an aggregate price of $11.5 million and $2.0 million remained available for repurchase under the program.  As of March 10, 2016, the stock repurchase program was suspended in connection with the tender offer. On August 2, 2016, the Board of Directors reinstated the Company’s share repurchase program and expanded the authorization by an incremental $4.0 million, bringing its total current authorization to $6.0 million.

Tender offer

On March 10, 2016, the Board of Directors authorized the Company to commence a modified “Dutch auction” tender offer to repurchase up to $15.0 million of its outstanding shares of common stock at a tender price of not less than $3.20 per share or greater than $3.60 per share. The tender offer commenced on March 14, 2016 and expired on April 11, 2016. On April 12, 2016, the Company paid $14.2 million, including transaction costs, to repurchase approximately 3.9 million shares at a tender price of $3.60 per share. The repurchased shares of common stock became treasury shares of the Company.

14. Restructuring charges

For the three months ended June 30, 2016, the Company incurred total restructuring charges of approximately $125,000, of which, approximately $100,000 represents the accelerated amortization of certain assets due to exiting a floor in its corporate location before the end of the lease term.  The cease use date is September 30, 2016. The remaining amount represents the cash components of severance and benefits paid during the period.

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

Business overview

Planet Payment is a provider of international payment and transaction processing and multi-currency processing services. We provide our services to approximately 178,000 active merchant locations in 22 countries and territories across the Asia-Pacific region, the Americas, the Middle East, Africa and Europe, primarily through our acquiring bank and processor customers, as well as through our own direct sales force. We provide banks and their merchants with innovative services to accept, process and reconcile electronic payments. Our point-of-sale multi-currency payment processing services are designed for merchants in the retail, restaurant, and hospitality environments. We also provide payment services for e-commerce and mail and telephone order merchants. Our point-of-sale and e-commerce services help merchants sell more goods and services to consumers, and are integrated within the payment card transaction process, enabling our acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. Our ATM services provide our domestic and international acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction.  We also offer non-financial transaction processing services that allow merchants to offer a range of commercial services including pre-paid mobile phone top-up and bill payments using the same point-of-sale devices deployed to accept payment cards. We are a registered third-party processor with the major card associations and operate in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

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

The following is a table consisting of non-GAAP financial measures and certain other business statistics that management monitors:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
KEY METRICS:
Consolidated gross billings(1)	$36,791,417	$33,884,508	$76,902,616	$67,131,157
Total settled dollar volume processed(2)	$1,962,972,987	$1,994,928,717	$4,026,255,657	$4,004,670,449
Adjusted EBITDA (non-GAAP)(3)	$2,834,706	$2,936,845	$6,059,571	$5,731,706
Capitalized expenditures	$479,098	$341,520	$865,039	$807,768
Total active merchant locations (at period end)(4)	178,198	103,049	178,198	103,049
Total settled transactions processed(5)	45,680,275	57,195,139	99,071,948	100,896,820
Multi-currency processing services key metrics:
Active merchant locations (at period end)(4)	105,987	35,398	105,987	35,398
Settled transactions processed(6)	3,888,083	3,587,580	8,162,182	7,075,453
Gross foreign currency mark-up(7)	$31,646,647	$29,262,838	$66,707,565	$58,058,482
Settled dollar volume processed(8)	$662,524,562	$639,029,484	$1,388,799,284	$1,299,306,228
Average net mark-up percentage on settled dollar volume processed(9)	1.20%	1.23%	1.19%	1.18%
Payment processing services key metrics:
Active merchant locations (at period end)(4)	73,728	68,763	73,728	68,763
Payment processing services revenue(10)	$5,144,770	$4,621,670	$10,195,051	$9,072,675
Settled transactions processed(11)	41,969,598	53,717,345	91,231,000	94,039,972
Settled dollar volume processed(12)	$1,333,260,862	$1,367,839,326	$2,697,846,395	$2,727,299,244

(1)	Represents gross foreign currency mark-up (see footnote 7) plus payment processing services revenue (see footnote 10).

(2)	Represents total settled dollar volume processed through both our multi-currency and payment processing services.

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

(4)

We consider a merchant location to be active as of a date if the merchant completed at least one revenue-generating transaction at the location during the 90-day period ending on such date.  The total number of active merchant locations exceeds the total number of merchants, as merchants may have multiple locations. As of June 30, 2016 and 2015, there were 1,517 and 1,112 active merchant locations, respectively, included in both multi-currency and payment processing active merchant locations but are not included in total active merchant locations, in order to eliminate counting these locations twice.

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

(9)

Represents the average net foreign currency mark-up percentage earned on settled dollar volume processed using our multi-currency processing services. The average net mark-up percentage on settled dollar volume processed is calculated by taking total multi-currency processing services net revenue ($8.0 million and $7.9 million for the three months ended June 30, 2016 and 2015, respectively, and $16.6 million and $15.3 million for the six months ended June 30, 2016 and 2015, respectively) and dividing by settled dollar volume processed (see footnote 8 above).  For purposes of calculating “Average net mark-up percentage on settled dollar volume processed,” multi-currency processing services revenue includes revenue related to multi-currency transactions only.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net income, our most directly comparable financial measure in accordance with GAAP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
ADJUSTED EBITDA:
Net income	$1,282,723	$1,875,328	$3,043,028	$3,586,954
Interest expense	83,021	13,830	97,697	28,443
Interest income	(398)	(365)	(822)	(791)
Provision for income taxes	149,058	105,319	386,408	215,732
Depreciation and amortization	618,103	714,605	1,227,093	1,439,778
Stock-based compensation expense	576,931	228,128	1,180,899	461,590
Restructuring charges	125,268	—	125,268	—
Adjusted EBITDA (non-GAAP)	$2,834,706	$2,936,845	$6,059,571	$5,731,706

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

Analysis of revenue by segment and geographical region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
APAC	$3,761,918	$4,226,769	$7,578,982	$8,263,045
The Americas	2,444,187	1,750,920	4,629,561	3,244,050
EMEA	1,752,501	2,084,000	4,384,295	4,236,359
Total multi-currency processing services revenue	7,958,606	8,061,689	16,592,838	15,743,454
Payment processing services revenue	5,144,770	4,621,670	10,195,051	9,072,675
Net revenue	$13,103,376	$12,683,359	$26,787,889	$24,816,129

A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the three months ended June 30, 2016, subsidiaries of Customer A and Customer G represented approximately 15% and 12% of our revenue, respectively.  For the six months ended June 30, 2016, subsidiaries of Customer A and Customer G represented approximately 16% and 11% of our revenue, respectively.

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

Other (expense) income, net.  Other (expense) income, net, primarily consists of non-operating income as well as interest expense related to our credit facility and capital leases.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016		2015		2016		2015
		% of		% of		% of		% of
	$ amount	revenue	$ amount	revenue	$ amount	revenue	$ amount	revenue
Revenue:
APAC	$3,761,918	28.6%	$4,226,769	33.4%	$7,578,982	28.2%	$8,263,045	33.3%
The Americas	2,444,187	18.7	1,750,920	13.8	4,629,561	17.3	3,244,050	13.1
EMEA	1,752,501	13.4	2,084,000	16.4	4,384,295	16.4	4,236,359	17.1
Total multi-currency processing services revenue	7,958,606	60.7	8,061,689	63.6	16,592,838	61.9	15,743,454	63.5
Payment processing services revenue	5,144,770	39.3	4,621,670	36.4	10,195,051	38.1	9,072,675	36.5
Net revenue	13,103,376	100.0	12,683,359	100.0	26,787,889	100.0	24,816,129	100.0
Operating expenses:
Cost of revenue:
Payment processing services fees	2,734,689	20.9	2,590,885	20.4	5,425,913	20.3	5,179,089	20.9
Processing and service costs	3,524,123	26.9	3,385,658	26.7	7,024,791	26.2	6,623,598	26.7
Total cost of revenue	6,258,812	47.8	5,976,543	47.1	12,450,704	46.5	11,802,687	47.6
Selling, general and administrative expenses	5,204,892	39.7	4,712,704	37.2	10,685,606	39.9	9,183,104	37.0
Restructuring charges	125,268	1.0	—	—	125,268	0.5	—	—
Total operating expenses	11,588,972	88.5	10,689,247	84.3	23,261,578	86.9	20,985,791	84.6
Income from operations	1,514,404	11.5	1,994,112	15.7	3,526,311	13.1	3,830,338	15.4
Other (expense) income:
Interest expense	(83,021)	(0.6)	(13,830)	(0.1)	(97,697)	(0.4)	(28,443)	(0.1)
Interest income	398	0.0	365	0.0	822	0.0	791	0.0
Total other expense, net	(82,623)	(0.6)	(13,465)	(0.1)	(96,875)	(0.4)	(27,652)	(0.1)
Income from operations before provision for income taxes	1,431,781	10.9	1,980,647	15.6	3,429,436	12.7	3,802,686	15.3
Provision for income taxes	(149,058)	(1.1)	(105,319)	(0.8)	(386,408)	(1.4)	(215,732)	(0.9)
Net income	$1,282,723	9.8%	$1,875,328	14.8%	$3,043,028	11.3%	$3,586,954	14.4%

Comparison of the three months ended June 30, 2016 and 2015

Revenue

	Three Months Ended
	June 30,		Variance
	2016	2015	Amount	Percent
APAC	$3,761,918	$4,226,769	$(464,851)	(11)%
The Americas	2,444,187	1,750,920	693,267	40
EMEA	1,752,501	2,084,000	(331,499)	(16)
Total multi-currency processing services revenue	7,958,606	8,061,689	(103,083)	(1)
Payment processing services revenue	5,144,770	4,621,670	523,100	11
Net revenue	$13,103,376	$12,683,359	$420,017	3%

Net revenue increased $0.4 million, or 3%, to $13.1 million for the three months ended June 30, 2016 from $12.7 million for the three months ended June 30, 2015.  These changes are described below.

Multi-currency processing services revenue

APAC multi-currency processing services revenue.  APAC multi-currency processing services revenue decreased $0.5 million, or 11%, to $3.7 million for the three months ended June 30, 2016 from $4.2 million for the three months ended June 30, 2015. The decrease in APAC multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three Months Ended
	June 30,		Variance
	2016	2015	Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	17,743	14,311	3,432	24%
APAC multi-currency processing settled transactions processed	1,680,161	1,563,578	116,583	7
APAC multi-currency processing gross foreign currency mark-up	$16,545,534	$16,218,167	$327,367	2
APAC multi-currency processing settled dollar volume processed	$353,077,286	$355,149,882	$(2,072,596)	(1)
APAC average net mark-up % on settled dollar volume processed	1.07%	1.19%	(0.12)%	(10)

The 10% decrease in average net mark-up percentage on settled dollar volume processed resulted in a $0.5 million decrease to revenue.  The decrease in average net mark-up percentage was primarily due to our five year contract extension with Global Payments announced in May of 2015.

The Americas multi-currency processing services revenue.  The Americas multi-currency processing services revenue increased $0.7 million, or 40%, to $2.4 million for the three months ended June 30, 2016 from $1.7 million for the three months ended June 30, 2015.  The increase in the Americas multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three Months Ended
	June 30,				Variance
	2016		2015		Amount	Percent
The Americas multi-currency processing active merchant locations (at period end)	74,408		9,674		64,734	669%
The Americas multi-currency processing settled transactions processed	1,022,961		773,757		249,204	32
The Americas multi-currency processing gross foreign currency mark-up	$5,880,792		$3,672,809		$2,207,983	60
The Americas multi-currency processing settled dollar volume processed	$116,698,542		$83,467,338		$33,231,204	40
The Americas average net mark-up % on settled dollar volume processed	2.09	%*	1.88	%*	0.21%	11%

(*)For purposes of calculating “Average net mark-up percentage on settled dollar volume processed,” multi-currency processing services revenue includes revenue related to multi-currency transactions only.

The 40% increase in settled dollar volume processed resulted in a $0.7 million increase to revenue and an 11% increase in average net mark-up percentage on settled dollar volume processed resulted in a $0.2 million increase to revenue.  These increases were offset by a decrease in revenues earned on non-transactional services of $0.2 million.  The increase in settled dollar volume processed and average net mark-up percentage  is primarily due to the growth in our e-commerce and ATM offerings.

EMEA multi-currency processing services revenue. EMEA multi-currency processing services revenue decreased $0.3 million, or 16%, to $1.8 million for the three months ended June 30, 2016 from $2.1 million for the three months ended June 30, 2015.  The decrease in EMEA multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three Months Ended
	June 30,		Variance
	2016	2015	Amount	Percent
EMEA multi-currency processing active merchant locations (at period end)	13,836	11,413	2,423	21%
EMEA multi-currency processing settled transactions processed	1,184,961	1,250,245	(65,284)	(5)
EMEA multi-currency processing gross foreign currency mark-up	$9,220,321	$9,371,861	$(151,540)	(2)
EMEA multi-currency processing settled dollar volume processed	$192,748,734	$200,412,264	$(7,663,530)	(4)
EMEA average net mark-up % on settled dollar volume processed	0.91%	1.04%	(0.13)%	(13)%

The 13% decrease in average net mark-up percentage on settled dollar volume processed resulted in a $0.2 million decrease to revenue and a 4% decrease in settled dollar volume processed resulted in a $0.1 million decrease to revenue. These decreases were primarily due to customer and pricing mix as well as reduced travel specifically as it relates to the strong dollar and timing of Ramadan.

Payment processing services revenue

Payment processing services revenue is primarily earned from transaction processing services for customers in the Americas.  Payment processing services revenue increased $0.5 million, or 11%, to $5.1 million for the three months ended June 30, 2016 from $4.6 million for the three months ended June 30, 2015.  The increase was primarily due to transaction processing fees, arising from the continuous roll-out of merchants from existing and new payment processing customers.

Cost of revenue

	Three Months Ended
	June 30,		Variance
	2016	2015	Amount	Percent
Payment processing services fees	$2,734,689	$2,590,885	$143,804	6%
Processing and service costs	3,524,123	3,385,658	138,465	4
Total cost of revenue	$6,258,812	$5,976,543	$282,269	5%

Payment processing service fees

The increase in payment processing service fees of $0.1 million, or 6%, to $2.7 million for the three months ended June 30, 2016 from $2.6 million for the three months ended June 30, 2015 is a direct result of the mix of business within the payment processing service revenue.

Processing and service costs

The increase in processing and service costs of $0.1 million, or 4%, to $3.5 million for the three months ended June 30, 2016 from $3.4 million for the three months ended June 30, 2015 is primarily due to a $0.3 million increase in salary compensation, offset by a $0.1 million decrease in software amortization.

Selling, general and administrative expenses

	Three Months Ended
	June 30,		Variance
	2016	2015	Amount	Percent
Selling, general and administrative expenses	$5,204,892	$4,712,704	$492,188	10%

Selling, general and administrative expenses increased $0.5 million, or 10%, to $5.2 million for the three months ended June 30, 2016 from $4.7 million for the three months ended June 30, 2015.  The increase in selling, general and administrative expenses was primarily due to a $0.4 million increase in stock-based compensation expense.

Comparison of the six months ended June 30, 2016 and 2015

Revenue

	Six Months Ended
	June 30,		Variance
	2016	2015	Amount	Percent
APAC	$7,578,982	$8,263,045	$(684,063)	(8)%
The Americas	4,629,561	3,244,050	1,385,511	43
EMEA	4,384,295	4,236,359	147,936	3
Total multi-currency processing services revenue	16,592,838	15,743,454	849,384	5
Payment processing services revenue	10,195,051	9,072,675	1,122,376	12
Net revenue	$26,787,889	$24,816,129	$1,971,760	8%

Net revenue increased $2.0 million, or 8%, to $26.8 million for the six months ended June 30, 2016 from $24.8 million for the six months ended June 30, 2015.  These changes are described below.

Multi-currency processing services revenue

APAC multi-currency processing services revenue.  APAC multi-currency processing services revenue decreased $0.7 million, or 8%, to $7.6 million for the six months ended June 30, 2016 from $8.3 million for the six months ended June 30, 2015. The decrease in APAC multi-currency processing services revenue was driven by changes in the following key business metrics:

	Six Months Ended
	June 30,		Variance
	2016	2015	Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	17,743	14,311	3,432	24%
APAC multi-currency processing settled transactions processed	3,247,806	3,028,357	219,449	7
APAC multi-currency processing gross foreign currency mark-up	$32,960,520	$32,059,180	$901,340	3
APAC multi-currency processing settled dollar volume processed	$684,499,493	$705,826,274	$(21,326,781)	(3)
APAC average net mark-up % on settled dollar volume processed	1.11%	1.16%	(0.05)%	(5)%

The 5% decrease in average net mark-up percentage on settled dollar volume processed resulted in a $0.4 million decrease to revenue and a 3% decrease in settled dollar volume processed resulted in a $0.3 million decrease to revenue.  The decrease in average net mark-up percentage was primarily due to our five year contract extension with Global Payments announced in May of 2015.

The Americas multi-currency processing services revenue.  The Americas multi-currency processing services revenue increased $1.4 million, or 43%, to $4.6 million for the six months ended June 30, 2016 from $3.2 million for the six months ended June 30, 2015.  The increase in the Americas multi-currency processing services revenue was driven by changes in the following key business metrics:

	Six Months Ended
	June 30,				Variance
	2016		2015		Amount	Percent
The Americas multi-currency processing active merchant locations (at period end)	74,408		9,674		64,734	669%
The Americas multi-currency processing settled transactions processed	2,149,395		1,418,712		730,683	52
The Americas multi-currency processing gross foreign currency mark-up	$11,321,428		$6,651,207		$4,670,221	70
The Americas multi-currency processing settled dollar volume processed	$234,076,074		$149,541,578		$84,534,496	57
The Americas average net mark-up % on settled dollar volume processed	1.97	%*	1.86	%*	0.12%	6%

(*)For purposes of calculating “Average net mark-up percentage on settled dollar volume processed,” multi-currency processing services revenue includes revenue related to multi-currency transactions only.

The 57% increase in settled dollar volume processed resulted in a $1.7 million increase to revenue and a 6% increase in average net mark-up percentage on settled dollar volume processed resulted in a $0.2 million increase to revenue.  This increase was offset by a decrease in revenues earned on non-transactional services of $0.5 million. The increase in settled dollar volume processed and average net mark-up percentage  is primarily due to the growth in our e-commerce and ATM offerings.

EMEA multi-currency processing services revenue. EMEA multi-currency processing services revenue increased $0.1 million, or 3%, to $4.4 million for the six months ended June 30, 2016 from $4.2 million for the six months ended June 30, 2015.  The increase in EMEA multi-currency processing services revenue was driven by changes in the following key business metrics:

	Six Months Ended
	June 30,		Variance
	2016	2015	Amount	Percent
EMEA multi-currency processing active merchant locations (at period end)	13,836	11,413	2,423	21%
EMEA multi-currency processing settled transactions processed	2,764,981	2,628,384	136,597	5
EMEA multi-currency processing gross foreign currency mark-up	$22,425,617	$19,348,094	$3,077,523	16
EMEA multi-currency processing settled dollar volume processed	$470,223,717	$443,938,376	$26,285,341	6
EMEA average net mark-up % on settled dollar volume processed	0.93%	0.95%	(0.02)%	(2)%

The 6% increase in settled dollar volume processed resulted in a $0.2 million increase to revenue and a 2% decrease in our average net mark-up percentage on settled dollar volume processed resulted in a $0.1 million decrease to revenue.

Payment processing services revenue

Payment processing services revenue is primarily earned from transaction processing services for customers in the Americas.  Payment processing services revenue increased $1.1 million, or 12%, to $10.2 million for the six months ended June 30, 2016 from $9.1 million for the six months ended June 30, 2015.  The increase was primarily due to transaction processing fees, arising from the continuous roll-out of merchants from existing and new payment processing customers.

Cost of revenue

	Six Months Ended
	June 30,		Variance
	2016	2015	Amount	Percent
Payment processing services fees	$5,425,913	$5,179,089	$246,824	5%
Processing and service costs	7,024,791	6,623,598	401,193	6
Total cost of revenue	$12,450,704	$11,802,687	$648,017	5%

Payment processing service fees

The increase in payment processing service fees of $0.2 million, or 5%, to $5.4 million for the six months ended June 30, 2016 from $5.2 million for the six months ended June 30, 2015 is a direct result of the mix of business within the payment processing service revenue.

Processing and service costs

The increase in processing and service costs of $0.4 million, or 6%, to $7.0 million for the six months ended June 30, 2016 from $6.6 million for the six months ended June 30, 2015 is primarily due to a $0.4 million increase in salary compensation expense.

Selling, general and administrative expenses

	Six Months Ended
	June 30,		Variance
	2016	2015	Amount	Percent
Selling, general and administrative expenses	$10,685,606	$9,183,104	$1,502,502	16%

Selling, general and administrative expenses increased $1.5 million, or 16%, to $10.7 million for the six months ended June 30, 2016 from $9.2 million for the six months ended June 30, 2015.  The increase in selling, general and administrative expenses was primarily due to a $0.7 million increase in stock-based compensation expense, a $0.3 million increase in salary compensation, and a $0.3 million increase in general and administrative expense driven primarily by a $0.5 million gain related to an insurance reimbursement in the first quarter of 2015.

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

Sources of liquidity

As of June 30, 2016, we had approximately $10.5 million in cash and cash equivalents of which $6.1 million in cash was held by foreign subsidiaries. Currently, if we were to repatriate cash held by our foreign subsidiaries, to the extent that such repatriation was a taxable event, we could utilize a portion of our $61.2 million net operating loss carry forward to offset the tax obligation, so that no U.S. tax liability would arise. However, our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

On June 10, 2015, we entered into a $10.0 million secured revolving credit facility (the “Credit Facility”) with Citizens Bank, N.A. (“Citizens”) pursuant to a Credit and Security Agreement by and among our Company, certain affiliates thereof as borrowers or guarantors, and Citizens (the “Credit Agreement”).

On January 28, 2016, we entered into a Second Amendment to Credit and Security Agreement with Citizens and certain subsidiary affiliates of our Company as borrowers and/or guarantors (the “Amendment”). The Amendment amends the Credit Agreement and provides for an increase in our line of credit (the “Line of Credit”) with Citizens from $10.0 million to $20.0 million.  The Line of Credit is secured by substantially all of our personal property, including our intellectual property and that of our subsidiaries that are borrowers or guarantors.  The interest rate applicable to committed borrowings is tied to LIBOR plus a margin of 2.5%.  The Credit Agreement also provides for a letter of credit sub-facility of up to $2.0 million. The Credit Agreement contains customary affirmative and negative covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios, as well as an obligation to maintain a minimum availability requirement of at least $5.0 million in the aggregate of cash and availability under the line of credit.  The Credit Facility will provide funds for general corporate purposes and repurchases of issued and outstanding capital stock of our Company.  The Credit Facility matures on December 31, 2020 and is payable in full upon maturity.

On April 12, 2016, we borrowed approximately $13.9 million under the Credit Facility. Subsequently, on April 26, 2016, we repaid $4.0 million on the Credit Facility. As of June 30, 2016, we had $9.9 million outstanding under the Credit Facility and were in compliance with all financial covenants contained in the Credit Agreement.

Capital expenditures

Our capital expenditures related to property and equipment, software development costs, and intangible assets were approximately $0.9 million in the first six months of 2016.  The 2016 capital expenditures were primarily attributable to our investment in the business primarily through capital expenditures for network infrastructure and investments in software development and equipment.

Cash flows

	Six Months Ended
	June 30,
	2016	2015
Cash provided by operating activities	$2,753,874	$6,500,574
Cash used for investing activities	(787,675)	(895,775)
Cash used for financing activities	(6,155,069)	(1,911,430)

Operating activities

Cash provided by operating activities during the six months ended June 30, 2016 was $2.8 million, comprised of $5.6 million of cash generated by operations and a net decrease in our operating assets and liabilities of $2.8 million. This net decrease in our operating assets and liabilities of $2.8 million primarily consisted of a $3.6 million decrease in accounts payable and accrued expenses, coupled with a $0.4 million decrease in due to merchants.   These decreases were partially offset by a $0.4 million decrease in receivables, prepaid expenses and other assets, a $0.5 million decrease in settlement assets and a $0.3 million decrease in other long-term assets.  Cash generated by operations of $5.6 million was inclusive of net income of $3.0 million and total non-cash charges of $2.6 million. Significant non-cash adjustments to net income primarily include depreciation and amortization expense of $1.3 million, stock-based compensation expense of $1.2 million and provision for doubtful accounts of $0.1 million.

Cash provided by operating activities during the six months ended June 30, 2015 was $6.5 million, comprised of $5.0 million of cash generated by operations and a net increase in our operating assets and liabilities of $1.5 million. This net increase in our operating assets and liabilities of $1.5 million primarily consisted of a $1.5 million decrease in receivables, prepaid expenses and other assets coupled with a $0.2 million increase in accounts payable and accrued expenses and a $0.2 million increase in due to merchants.  These increases were partially offset by a $0.2 million increase in other long-term assets and a $0.2 million increase in settlement assets. Cash generated by operations of $5.0 million was inclusive of net income of $3.6 million and total non-cash charges of $1.4 million. Significant non-cash adjustments to net income primarily include depreciation and amortization expense of $1.4 million and stock option expense of $0.5 million which is offset by a gain on insurance proceeds of $0.5 million.

Investing activities

Cash used for investing activities for the six months ended June 30, 2016 was $0.8 million, which was primarily attributable to a $0.7 million investment in software development and a $0.1 million purchase of property and equipment.

Cash used for investing activities for the six months ended June 30, 2015 was $0.9 million, which was attributable to a $0.6 million investment in software development, a $0.2 million purchase of property and equipment and a $0.1 million increase in merchant reserves.

Financing activities

Cash used for financing activities for the six months ended June 30, 2016 was $6.2 million, comprised of $17.8 million of treasury stock repurchases, $13.9 million of credit facility borrowings, $4.0 million of credit facility repayments, $0.2 million in payments for capital lease obligations and $1.9 million in proceeds from the issuance of common stock.

Cash used for financing activities for the six months ended June 30, 2015 was $1.9 million, comprised of $1.6 million of treasury stock repurchases and $0.3 million in payments for capital lease obligations.

Stock repurchase program

In October 2014, we announced that our Board of Directors authorized the repurchase of up to $6.0 million of our outstanding shares of common stock. As of December 31, 2015, the Board expanded its share repurchase authorization by an aggregate of $7.5 million.

From January 1, 2016 to March 9, 2016, prior to the tender offer discussed below, we repurchased approximately 1.3 million shares of common stock for an aggregate price of $3.6 million. As of March 9, 2016, the total amount of common stock repurchased under the program was 4.9 million shares for an aggregate price of $11.5 million and $2.0 million remained available for repurchase under the program. As of March 10, 2016, the stock repurchase program was suspended in connection with the tender offer. On August 2, 2016, the Board of Directors reinstated the Company’s share repurchase program and expanded the authorization by an incremental $4.0 million, bringing its total current authorization to $6.0 million.

Tender offer

On March 10, 2016, the Board of Directors authorized our Company to commence a modified “Dutch auction” tender offer to repurchase up to $15.0 million of our outstanding shares of common stock at a tender price of not less than $3.20 per share or greater than $3.60 per share. The tender offer commenced on March 14, 2016 and expired on April 11, 2016. On April 12, 2016, we paid $14.2 million, including transaction costs, to repurchase approximately 3.9 million shares at a tender price of $3.60 per share. The repurchased shares of common stock became treasury shares of our Company.

Contractual obligations and commitments

As of June 30, 2016, there were no material changes in our contractual obligations and commitments as disclosed in our financial statements for the year ended December 31, 2015, except for the following agreements:

•	Amendment to Credit and Security Agreement with Citizens Bank, N.A. entered into in January 2016;
•	Employment Agreement with Carl J. Williams, entered into in February 2016; and
•	Borrowing under revolving credit facility with Citizens Bank, N.A. in April 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We had cash and cash equivalents totaling $10.5 million and $14.7 million as of June 30, 2016 and December 31, 2015, respectively.  The cash and cash equivalents are held for working capital purposes. We did not have any derivative financial instruments as of June 30, 2016 and December 31, 2015. We are not exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates given the historic low levels of interest being earned on the short-term fixed-rate cash operating accounts. In addition, the interest rate on our Credit Facility borrowings are based on LIBOR plus a margin of 2.5%. Any material increases to LIBOR could negatively impact our interest expense on our Credit Facility.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings in the ordinary course of business. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of Planet Payment.

Item 1A. Risk Factors

Other than below, there were no material changes to the Company's risk factors as disclosed in Item 1A - Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

The United Kingdom’s departure from the Eurpean Union could adversely affect us.

The United Kingdom (U.K.) held a referendum on June 23, 2016 in which a majority of voters approved an exit from the European Union (EU) (“Brexit”). Negotiations are expected to commence to determine the future terms of the U.K.’s relationship with the EU, including, among other things, the terms of trade between the U.K. and the EU. The effects of Brexit will depend on any agreements the U.K. reaches to retain access to EU markets either during a transitional period or more permanently. The outcome of this referendum caused volatility in global stock markets and foreign currency exchange rate fluctuations, including the strengthening of the U.S. dollar against the British pound and euro. While it is difficult to predict the future effects of Brexit, increased uncertainty and a strong U.S. dollar may negatively impact the level of foreign travel and spending in markets where we do business, such as the UAE and Hong Kong, which could adversely affect our business, results of operations, financial condition and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

Issuer Purchase of Equity Securities

Maximum Number
			Total Number of	(or approximate
			Shares Purchased	dollar value) of
			as Part of Publicly	Shares that May Yet
	Total Number of	Average Price	Announced Plans	be Purchased Under
Period	Shares Purchased	Paid per Share	or Programs(1)	the Plan or Programs
April 1-30, 2016	3,865,657	$3.60	8,757,096	—
May 1-31, 2016	—	$—	—	—
June 1-30, 2016	—	$—	—	—

(1)

In October 2014, the Company announced that its Board of Directors authorized the repurchase of up to $6.0 million of the Company’s outstanding shares of common stock. As of December 31, 2015, the Board expanded its share repurchase authorization by an aggregate of $7.5 million.

From January 1, 2016 to March 9, 2016, prior to the tender offer discussed below, the Company repurchased approximately 1.3 million shares of common stock for an aggregate price of $3.6 million. As of March 9, 2016, the total amount of common stock repurchased under the program was 4.9 million shares for an aggregate price of $11.5 million and $2.0 million remained available for repurchase under the program. As of March 10, 2016, the stock repurchase program was suspended in connection with the tender offer. On August 2, 2016, the Board of Directors reinstated the Company’s share repurchase program and expanded the authorization by an incremental $4.0 million, bringing its total current authorization to $6.0 million.

On March 10, 2016, the Board of Directors authorized the Company to commence a modified “Dutch auction” tender offer to repurchase up to $15.0 million of its outstanding shares of common stock at a tender price of not less than $3.20 per share or greater than $3.60 per share. The tender offer commenced on March 14, 2016 and expired on April 11, 2016. On April 12, 2016, the Company paid $14.2 million, including transaction costs, to repurchase approximately 3.9 million shares at a tender price of $3.60 per share. The repurchased shares of common stock became treasury shares of the Company.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

(a) Exhibits

Exhibit		Incorporated by Reference			Filing	Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.1	Amendment to Lease Agreement dated May 18, 2016 by and between Planet Payment, Inc. and BDP Realty Associates, LLC.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

PLANET PAYMENT, INC.
(Registrant)

Dated: August 3, 2016	By:	/S/ CARL J. WILLIAMS
Carl J. Williams
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Dated: August 3, 2016	By:	/S/ RAYMOND D’APONTE
Raymond D’Aponte
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filing	Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.1	Amendment to Lease Agreement dated May 18, 2016 by and between Planet Payment, Inc. and BDP Realty Associates, LLC.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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