Form 10-Q
period 2016-09-30
Planet Payment Inc
filed 2016-11-03
CIK 1362925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016,  there were 48,902,496 shares of the registrant’s common stock outstanding.

Planet Payment, Inc.

Report on Form 10-Q

For the Quarterly Period Ended September 30, 2016

Planet Payment®, iPAY® and Pay in Your Currency®, as well as our logo, are registered trademarks of Planet Payment, and Multi-Currency Pricing™ is an additional trademark of Planet Payment. All other service marks, trademarks and trade names appearing in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Planet Payment, Inc.

Condensed Consolidated Balance Sheets

	As of	As of
	September 30,	December 31,
	2016	2015
	(unaudited)
Current assets:
Cash and cash equivalents	$7,440,864	$14,675,515
Restricted cash	3,887,288	5,050,147
Accounts receivable, net of allowances of $0.1 million as of September 30, 2016 and December 31, 2015	6,641,993	6,406,496
Prepaid expenses and other assets	1,761,184	1,800,566
Total current assets	19,731,329	27,932,724
Other assets:
Restricted cash	551,054	551,917
Property and equipment, net	1,321,342	1,811,619
Software development costs, net	4,177,879	3,964,454
Intangible assets, net	981,279	1,378,264
Goodwill	294,844	286,852
Deferred tax asset and other long-term assets	8,270,540	8,581,082
Total other assets	15,596,938	16,574,188
Total assets	$35,328,267	$44,506,912
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$446,946	$306,520
Accrued expenses	4,459,360	6,438,600
Due to merchants	4,068,506	5,240,427
Current portion of capital leases	206,873	290,911
Total current liabilities	9,181,685	12,276,458
Long-term liabilities:
Long-term debt	9,916,000	—
Other long-term liabilities	1,107,982	1,666,938
Total long-term liabilities	11,023,982	1,666,938
Total liabilities	20,205,667	13,943,396
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock—10,000,000 shares authorized as of September 30, 2016 and December 31, 2015, $0.01 par value: Series A—2,243,750 issued and 1,535,398 outstanding as of September 30, 2016 and 2,243,750 issued and outstanding as of December 31, 2015; $6,141,592 and $8,975,000 aggregate liquidation preference as of September 30, 2016 and December 31, 2015, respectively	15,354	22,438
Common stock—250,000,000 shares authorized as of September 30, 2016 and December 31, 2015, $0.01 par value, and 59,230,684 issued and 48,855,330 shares outstanding as of September 30, 2016, and 56,191,389 issued and 52,585,503 shares outstanding as of December 31, 2015	592,307	561,914
Treasury stock, at cost, 10,375,354 shares and 3,605,886 shares as of September 30, 2016 and December 31, 2015, respectively	(31,726,486)	(7,883,012)
Additional paid-in capital	109,870,586	106,741,026
Accumulated other comprehensive loss	(529,197)	(510,445)
Accumulated deficit	(63,099,964)	(68,368,405)
Total stockholders’ equity	15,122,600	30,563,516
Total liabilities and stockholders’ equity	$35,328,267	$44,506,912

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Net revenue	$13,621,239	$12,618,413	$40,409,128	$37,434,542
Operating expenses:
Cost of revenue:
Payment processing service fees	2,781,289	2,692,090	8,207,202	7,871,179
Processing and service costs	2,878,088	3,776,232	9,902,879	10,399,830
Total cost of revenue	5,659,377	6,468,322	18,110,081	18,271,009
Selling, general and administrative expenses	5,222,560	5,657,740	15,908,166	14,840,844
Restructuring charges	229,121	283,726	354,389	283,726
Total operating expenses	11,111,058	12,409,788	34,372,636	33,395,579
Income from operations	2,510,181	208,625	6,036,492	4,038,963
Other income (expense):
Interest expense	(88,669)	(10,372)	(186,366)	(38,815)
Interest income	428	392	1,250	1,183
Other income	93,016	—	93,016	—
Total other income (expense), net	4,775	(9,980)	(92,100)	(37,632)
Income from operations before provision for income taxes	2,514,956	198,645	5,944,392	4,001,331
Provision for income taxes	(289,543)	(92,674)	(675,951)	(308,406)
Net income	$2,225,413	$105,971	$5,268,441	$3,692,925
Basic net income per share applicable to common stockholders	$0.04	$0.00	$0.10	$0.06
Diluted net income per share applicable to common stockholders	$0.04	$0.00	$0.09	$0.06
Weighted-average common stock outstanding (basic)	49,179,596	51,360,758	49,848,634	52,985,106
Weighted-average common stock outstanding (diluted)	51,254,223	52,384,391	52,002,249	53,611,968

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$2,225,413	$105,971	$5,268,441	$3,692,925
Foreign currency translation adjustment	(11,530)	(65,265)	(18,752)	(262,084)
Total comprehensive income	$2,213,883	$40,706	$5,249,689	$3,430,841

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$5,268,441	$3,692,925
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,498,358	1,197,741
Depreciation and amortization expense	2,083,655	2,175,220
Provision for doubtful accounts	62,675	7,403
Disposal of property and equipment	500	—
Gain on insurance settlement	—	(517,930)
Changes in operating assets and liabilities:
Decrease (increase) in settlement assets	1,160,869	(322,982)
(Increase) decrease in accounts receivables, prepaid expenses and other current assets	(258,790)	1,184,851
Decrease (increase) in other long-term assets	310,542	(131,588)
(Decrease) increase in accounts payable and accrued expenses	(3,062,995)	559,792
(Decrease) increase in due to merchants	(1,169,931)	323,105
Other	(44,740)	(133,242)
Net cash provided by operating activities	5,848,584	8,035,295
Cash flows from investing activities:
Decrease (increase) in restricted cash	2,853	(27,651)
Decrease in merchant reserves	(1,990)	(92,169)
Purchase of property and equipment	(156,165)	(175,570)
Capitalized software development	(999,733)	(828,393)
Purchase of intangible assets	(16,299)	(16,500)
Net cash used for investing activities	(1,171,334)	(1,140,283)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,287,990	1,203,750
Principal payments on capital lease obligations	(272,417)	(404,884)
Borrowings under credit facility	13,916,000	—
Repayments under credit facility	(4,000,000)	—
Purchase of treasury stock	(23,843,474)	(4,567,501)
Net cash used for financing activities	(11,911,901)	(3,768,635)
Effect of exchange rate changes on cash and cash equivalents(*)	—	—
Net (decrease) increase in cash and cash equivalents	(7,234,651)	3,126,377
Cash and cash equivalents at beginning of period	14,675,515	9,837,791
Cash and cash equivalents at end of period	$7,440,864	$12,964,168
Supplemental disclosure:
Cash paid for:
Interest	$165,252	$36,585
Income taxes	744,911	539,520
Non-cash investing and financing activities:
Common stock issued for preferred stock conversion	21,629	—
Common stock issued for stock options exercised	98	—
Assets acquired under capital leases	122,630	156,129
Accrued capitalized hardware, software and fixed assets	75,870	39,158
Capitalized stock-based compensation	21,625	27,245

(*)For the nine months ended September 30, 2016 and 2015, the effect of exchange rate changes on cash and cash equivalents was immaterial.

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Business description and basis of presentation

Business description

Planet Payment, Inc. together with its wholly-owned subsidiaries (“Planet Payment,” the “Company,” “we,” or “our”) is a provider of international payment and transaction processing and multicurrency processing services. The Company provides its services to approximately 197,000 active merchant locations in 23 countries and territories across the Asia- Pacific region, the Americas, the Middle East, Africa and Europe, primarily through its acquiring bank and processor customers, as well as through its own direct sales force. The Company provides banks and their merchants with innovative services to accept, process and reconcile electronic payments. The Company’s point-of-sale multi-currency payment processing services are designed for merchants in the retail, restaurant, and hospitality environments. We also provide payment services for e-commerce and mail and telephone order merchants. Our point-of-sale and e-commerce services help merchants sell more goods and services to consumers, and are integrated within the payment card transaction process enabling its acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. The Company’s ATM services provide its acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction. The Company also offers non-financial transaction processing services that allow merchants to offer a range of commercial services including pre-paid mobile phone top-up and bill payments using the same point-of-sale devices deployed to accept payment cards. The Company is a registered third party processor with the major card associations and operates in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

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

Unaudited condensed consolidated interim financial information

The accompanying unaudited condensed consolidated interim financial statements as of September 30, 2016 and for the periods ended September 30, 2016 and 2015 have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the statement of operations, financial position and cash flows. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the interim period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  The December 31, 2015 balance sheet information has been derived from the audited financial statements at that date. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulation of the Securities and Exchange Commission (“SEC”).

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU No. 2016-02”).  The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in ASU No. 2016-02 is permitted for all entities.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the effect ASU 2016-02 will have on the Company’s condensed consolidated financial statements and disclosures.

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

In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-12”), in which the FASB finalized the guidance in the new revenue standard on collectibility, noncash consideration, presentation of sales tax, and transition.  The amendments are intended to address implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group, and

provide additional practical expedients.  The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of update ASU 2014-09.  We do not expect a material impact on our financial condition, results of operations or cash flows from the adoption of this guidance.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15,  Statement of Cash Flows (Topic 230) (“ASU 2016-15”), which intends to reduce diversity in practice in how certain cash receipts and cash payments are presented in the statement of cash flows.  ASU 2016-15 clarifies that the classification of cash activity relates to debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate and bank-owned life insurance policies, distributions received from equity-method investments and beneficial interests in securitization transactions.  The new standard is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, provided that all of the amendments are adopted in the same period.  The early adoption of the provisions of ASU No. 2016-15 did not materially impact the Company's financial condition, results of operations or cash flows.

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

The Company’s accounts receivable concentrations of 10% and greater are as follows:

	As of	As of
	September 30,	December 31,
	2016	2015
Customer A	16%	15%
Customer B	13	*
Customer C	12	*
Customer H	*	11

* Less than 10% accounts receivable concentration.

The Company’s revenue concentrations of 10% and greater are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Customer A	16%	17%	16%	19%
Customer G	14	*	12	*
Customer H	*	13	*	*

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income	$2,225,413	$105,971	$5,268,441	$3,692,925
Amounts allocated to participating preferred stockholders under the two-class method	(196,868)	(12,284)	(466,065)	(428,090)
Net income applicable to common stockholders (basic and dilutive)	$2,028,545	$93,687	$4,802,376	$3,264,835
Denominator:
Weighted-average common stock outstanding (basic)	49,179,596	51,360,758	49,848,634	52,985,106
Common equivalent shares from options and warrants to purchase common stock	2,074,627	1,023,633	2,153,615	626,862
Weighted-average common stock outstanding (diluted)(1)	51,254,223	52,384,391	52,002,249	53,611,968
Basic net income per share applicable to common stockholders	$0.04	$0.00	$0.10	$0.06
Diluted net income per share applicable to common stockholders(1)	$0.04	$0.00	$0.09	$0.06

(1)

In accordance with ASC 260-10-45-48, for the three and nine months ended September 30, 2016 and 2015, the Company excluded 396,500 and 1,446,500, respectively, of contingently-issued restricted shares from diluted weighted average common stock outstanding as the contingencies were neither (a) satisfied at the reporting date nor (b) would have been satisfied if the reporting date was at the end of the contingency period.

The following table sets forth the weighted average securities outstanding that have been excluded from the diluted net income per share calculation because the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock options	—	3,588,862	581,665	5,096,019
Restricted stock awards	—	—	23,574	98,147
Convertible preferred stock(1)	4,688,237	6,851,144	5,493,407	6,851,144
Total anti-dilutive securities	4,688,237	10,440,006	6,098,646	12,045,310

(1)

Diluted net income per share increases when convertible preferred stock is included in the required sequence in the diluted earnings per share computation. As such, convertible preferred stock is excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2016 and 2015.

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

The following summarizes stock-based compensation expense recognized by income statement classification:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Processing and service costs	$35,051	$43,030	$134,112	$143,611
Selling, general and administrative expenses	282,408	656,197	1,364,246	1,017,206
Restructuring charges	—	36,924	—	36,924
Total stock-based compensation expense	$317,459	$736,151	$1,498,358	$1,197,741

The following summarizes stock-based compensation expense recognized by type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock options	$217,537	$528,249	$766,766	$783,954
Restricted stock awards	99,922	207,902	731,592	413,787
Total stock-based compensation expense	$317,459	$736,151	$1,498,358	$1,197,741

6. Property and equipment

Property and equipment, net consist of the following:

	Estimated			As of	As of
	useful life			September 30,	December 31,
	(in years)			2016	2015
Equipment	2	-	7	$1,008,798	$958,175
Computer hardware	3	-	5	3,409,750	3,266,233
Furniture and fixtures	5	-	7	227,851	192,565
Leasehold improvements	3	-	10	786,637	746,336
Total property and equipment, gross				5,433,036	5,163,309
Less: Accumulated depreciation and amortization				(4,111,694)	(3,351,690)
Property and equipment, net				$1,321,342	$1,811,619

Property and equipment depreciation and amortization expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Depreciation and amortization expense	$328,181	$164,538	$768,740	$489,010

Included in depreciation and amortization expense for the three and nine months ended September 30, 2016 is $0.2 million and $0.3 million, respectively, of expense related to the acceleration of amortization on certain assets due to exiting a floor in the Company’s corporate location before the end of the lease term.  The cease use date is  October 1, 2016.  For additional information on the Company’s restructuring charges disclosure, refer to Note 14.

7. Goodwill and intangible assets

The change in carrying amount of goodwill for the nine months ended September 30, 2016 is as follows:

Goodwill, gross, as of December 31, 2015	$286,852
Impact of change in Euro exchange rate	7,992
Accumulated impairment losses as of September 30, 2016	—
Goodwill, net, as of September 30, 2016	$294,844

The entire goodwill balance is assigned to the payment processing services segment.

Intangible assets are recorded at estimated fair value and are amortized ratably over their estimated useful lives to processing and service costs, which are included in cost of revenue.

The gross book value, accumulated amortization and amortization periods of intangible assets are as follows:

	As of September 30, 2016			As of December 31, 2015			Amortization
	Gross book	Accumulated	Net book	Gross book	Accumulated	Net book	period
	value	amortization	value	value	amortization	value	(in years)
Trademarks and patents	$1,202,666	$(538,214)	$664,452	$1,184,612	$(472,914)	$711,698	15	-	21
Technology	2,455,406	(2,138,579)	316,827	2,388,852	(1,722,286)	666,566	5
Intangible assets, net	$3,658,072	$(2,676,793)	$981,279	$3,573,464	$(2,195,200)	$1,378,264

Amortization expense related to intangible assets is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Amortization expense	$143,692	$143,599	$431,710	$431,388

8. Commitments and contingencies

Employment agreements

Pursuant to employment agreements with certain employees, the Company had a commitment to pay severance of approximately $1.2 million as of September 30, 2016 and $0.9 million as of December 31, 2015, in the event of an involuntary termination, as defined in the employment agreements. Additionally, in the event of termination upon a change of control, as defined in the agreements, the Company had a commitment to pay severance of approximately $1.2 million as of September 30, 2016 and $1.1 million as of December 31, 2015.

Contingent liabilities

In instances where the Company is acting as the merchant acquirer, the Company bears a risk that a merchant may engage in fraud by submitting for payment certain credit card transactions that may have been manipulated, are fictitious, or are otherwise not bona fide. Similarly, the Company bears the risk that a merchant becomes insolvent, owing money to cardholders. To the extent that such fraud or insolvency occurs in circumstances where the Company is liable to make good on any resultant losses, this could affect the Company’s operating results and cash flows. The Company has required certain merchants to post cash reserves of approximately $0.9 million with the sponsoring bank against such liabilities and has itself paid the acquirer a reserve of $0.3 million in connection therewith, which is included in long-term “Restricted cash” on the condensed consolidated balance sheets. In addition, the Company holds merchant reserves of approximately $2.2 million. This reserve amount is included in “Restricted cash” with an offset in “Due to merchants.” Under FASB ASC 460, Guarantees, the Company evaluates its ultimate risk and records an estimate of potential loss for chargeback’s related to merchant fraud and processing errors based upon an assessment of actual historical fraud rates and errors in processing compared to recent bank card processing volume levels.  No contingent liability has been recorded as of September 30, 2016 and December 31, 2015, as the risk of material loss is considered remote. The Company monitors these contingent liabilities on a quarterly basis and will provide for a reserve if deemed necessary.

Outstanding litigation

From time to time, the Company’s operating entities may be involved in legal proceedings in the ordinary course of business. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.

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

Pursuant to the agreement, the Company is liable for all losses incurred by the sponsoring bank with respect to the activities of its merchants sponsored under the agreement.  No contingent liability has been recorded as of September 30, 2016 as the risk of material loss is considered remote based on historical information.  The Company monitors this contingent liability on a quarterly basis and will provide for a reserve if deemed necessary.

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

On April 12, 2016, the Company borrowed approximately $13.9 million under the Credit Facility. Subsequently, on April 26, 2016, the Company repaid $4.0 million on the Credit Facility. As of September 30, 2016, the Company had $9.9 million outstanding under the Credit Facility and was in compliance with all financial covenants contained in the Credit Agreement.

10. Convertible preferred stock

On April 11, 2016, 708,352 shares of Series A Preferred Stock were converted into 2,162,907 shares of common stock at a conversion ratio of approximately 3.05 shares of common stock per share of Series A Preferred Stock.  As of September 30, 2016, the remaining preferred stock consists of 1,535,398 shares designated (and issued) as Series A Preferred Stock, and 1,756,250 shares which are undesignated (and unissued). Each issued share of Series A Preferred Stock is convertible into approximately 3.05 shares of common stock, for a total of 4,688,237 shares of common stock.

For additional information on the Company’s convertible preferred stock disclosure, refer to Note 9 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

11. Accrued expenses

The following are the components of accrued expenses:

	As of	As of
	September 30,	December 31,
	2016	2015
Bonus	$307,292	$710,739
Deferred revenue(*)	753,787	688,418
Deferred incentive(**)	600,000	950,000
Other(***)	2,798,281	4,089,443
Total accrued expenses	$4,459,360	$6,438,600

(*)Current deferred revenue will be recognized as revenue ratably over the next 12 months.  As of September 30, 2016, included in the balance sheet classification “Other long-term liabilities” is the non-current portion of deferred revenue in the amount of $0.7 million. The long-term portion of deferred revenue balance as of December 31, 2015 was approximately $0.6 million.

(**)As of September 30, 2016, the Company recorded approximately $0.6 million in short-term incentives in relation to future obligations under a contract. As of September 30, 2016 and December 31, 2015, included in the balance sheet classification “Other long-term liabilities” is the non‑current portion of these incentives of approximately $0.2 million and $0.7 million, respectively.

(***)As of September 30, 2016 and December 31, 2015, included in “other” were third party referral commissions of approximately $0.5 million and $1.6 million, respectively. No other amount included in “Other” exceeded 10% of total current liabilities.

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

Information about revenue, profit and assets

The CODM evaluates performance and allocates resources based on net revenue and gross profit of each segment. For purposes of analyzing segments, gross profit of the multi-currency processing services segment is equal to net revenue less multi-currency cost of sales of $0.5 million and $1.0 million, which is included in “processing and services costs” for the three months ended September 30, 2016 and 2015, respectively, and $1.9 million and $2.3 million for the nine months ended September 30, 2016 and 2015, respectively. The gross profit for the payment processing services segment includes net revenue of the segment less the cost of revenue component “payment processing services fees,” which includes interchange and card network fees and assessments. Net revenue and gross profit by geographical region is based upon where the transaction originated. Lastly, the Company does not evaluate performance or allocate resources using segment asset data. Long-lived assets are primarily located in the Americas and Europe and as of September 30, 2016 and December 31, 2015, long-lived asset amounts are $6.8 million and $7.4 million, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Revenue:
APAC	$3,962,539	$3,573,478	$11,541,521	$11,836,523
The Americas	2,634,887	1,870,722	7,264,448	5,114,772
EMEA	1,578,050	2,348,129	5,962,345	6,584,488
Total multi-currency processing services revenue	8,175,476	7,792,329	24,768,314	23,535,783
Payment processing services revenue	5,445,763	4,826,084	15,640,814	13,898,759
Net revenue	$13,621,239	$12,618,413	$40,409,128	$37,434,542
Gross Profit:
APAC	$3,942,457	$3,547,202	$11,467,607	$11,741,027
The Americas	2,470,294	1,761,686	6,766,889	4,799,928
EMEA	1,229,358	1,450,650	4,636,893	4,662,273
Total multi-currency processing services gross profit	7,642,109	6,759,538	22,871,389	21,203,228
Payment processing services gross profit	2,664,474	2,133,994	7,433,612	6,027,578
Total reportable segment gross profit	10,306,583	8,893,532	30,305,001	27,230,806
Corporate allocated cost of sales	2,344,721	2,743,441	8,005,954	8,067,273
Total gross profit	$7,961,862	$6,150,091	$22,299,047	$19,163,533

Income from operations before provision for income taxes:
Total gross profit	$7,961,862	$6,150,091	$22,299,047	$19,163,533
Selling, general and administrative expenses	5,222,560	5,657,740	15,908,166	14,840,844
Restructuring charges	229,121	283,726	354,389	283,726
Income from operations	2,510,181	208,625	6,036,492	4,038,963
Interest expense	(88,669)	(10,372)	(186,366)	(38,815)
Interest income	428	392	1,250	1,183
Other income	93,016	—	93,016	—
Total other income (expense), net	4,775	(9,980)	(92,100)	(37,632)
Income from operations before provision for income taxes	$2,514,956	$198,645	$5,944,392	$4,001,331

Payment processing services revenue and gross profit are the result of transactions that primarily originated in the Americas. For the three months ended September 30, 2016, Customer B and Customer G had revenue concentration of 14% and 35%, respectively, and for the nine months ended September 30, 2016, Customer B and Customer G had revenue concentration of 15% and 30%, respectively.  For the three months ended September 30, 2015, Customer B and Customer G had revenue concentration of 15% and 24%, respectively, and for the nine months ended September 30, 2015, Customer B and Customer G had revenue concentration of 15% and 22%, respectively.

“Corporate allocated cost of sales” includes expenses of running its platform infrastructure including: Internet connectivity, hosting and data storage expenses, amortization expenses of capitalized software development costs, compensation and related benefits of its technology personnel and a portion of general overhead expenses.

Concentration of revenue by customer by geographical region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Multi-currency processing services revenue:
APAC:
Customer A	56%	59%	56%	59%
The Americas:
Customer D	22	*	22	10
Customer E	*	10	*	13
Customer F	*	19	*	19
Customer I	15	*	12	*
Customer J	15	*	11	*
EMEA:
Customer C	58	27	61	48
Customer H	37	72	37	52

(*)Less than 10% revenue concentration.

13. Stock Repurchases

Stock repurchase program

In 2014 and 2015, the Board of Directors authorized a total repurchase of $13.5 million of the Company’s outstanding shares of common stock.

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

From August 2, 2016 to September 30, 2016, the Company repurchased approximately 1.6 million shares of common stock for an aggregate price of $6.0 million.  As of September 30, 2016, the total amount of common stock repurchased under the program was 6.5 million shares for an aggregate price of $17.5 million and there is currently no availability under the program.

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

14. Restructuring charges

During the second quarter of 2016, the Company incurred total restructuring charges of approximately $125,000, of which approximately $100,000 represents the accelerated amortization of certain assets due to exiting a floor in its corporate location before the end of the lease term.  The remaining amount represents the cash components of severance and benefits paid during the period.

During the third quarter of 2016, the Company incurred total restructuring charges of approximately $229,000, of which approximately $150,000 represents the accelerated amortization of certain assets due to exiting a floor in its corporate location before the end of the lease term. The cease use date is October 1, 2016. The remaining amount represents the cash components of severance and benefits paid during the period.

15. Subsequent event

On November 1, 2016, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding shares of common stock.

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

Business overview

Planet Payment is a provider of international payment and transaction processing and multi-currency processing services. We provide our services to approximately 197,000 active merchant locations in 23 countries and territories across the Asia-Pacific region, the Americas, the Middle East, Africa and Europe, primarily through our acquiring bank and processor customers, as well as through our own direct sales force. We provide banks and their merchants with innovative services to accept, process and reconcile electronic payments. Our point-of-sale multi-currency payment processing services are designed for merchants in the retail, restaurant, and hospitality environments. We also provide payment services for e-commerce and mail and telephone order merchants. Our point-of-sale and e-commerce services help merchants sell more goods and services to consumers, and are integrated within the payment card transaction process, enabling our acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. Our ATM services provide our acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction.  We also offer non-financial transaction processing services that allow merchants to offer a range of commercial services including pre-paid mobile phone top-up and bill payments using the same point-of-sale devices deployed to accept payment cards. We are a registered third-party processor with the major card associations and operate in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

To ensure our long-term success and the success of our customers:

•

we invest in new services and in enhancing our processing platform to facilitate more convenient and innovative payment methods, mobile payments and e-commerce; as well as the processing of non-financial transactions such as mobile phone top-up; and

•

we continually work to improve the speed, efficiency, security and performance of our platform and our payments and transaction processing services to enhance the reliability of our global processing infrastructure and protect the security of cardholder information.

Key trends

Our financial results have been and we believe will continue to be impacted by positive trends in the international payment processing industry, including the global shift toward electronic-based methods of payments and away from paper-based methods of payment, the increasing levels of international travel and commerce and the rapid adoption of e-commerce on a global scale. Our results are impacted by the changes in levels of international spending using electronic methods, and as a result, negative trends in the global economy and other factors which negatively impact international travel may negatively impact the growth in total transaction volume processed using our platform. The global economy has been undergoing a period of economic uncertainty and stock markets are experiencing high levels of volatility, and it is difficult to predict how long this uncertainty and volatility will continue.

We plan to grow our business by increasing the use of our services by the merchants of our existing acquiring bank and processor customers adding new acquiring bank and processor customers and expanding into new geographies and business sectors. If we are successful in increasing our share of this currently addressable market, we would expect our revenue to continue to grow. In addition, based on the positive trends in the international payment processing industry noted above, we anticipate that as and when more payments are made using electronic methods, such as those that we offer, our revenue would also increase.

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

The following is a table consisting of non-GAAP financial measures and certain other business statistics that management monitors:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
KEY METRICS:
Total active merchant locations (at period end)(1)	196,534	109,376	196,534	109,376
Total settled transactions processed(2)	45,471,822	62,035,730	144,543,770	162,932,550
Total settled dollar volume processed(3)	$2,005,105,612	$2,055,804,097	$6,031,361,269	$6,060,474,546
Adjusted EBITDA (non-GAAP)(4)	$3,748,476	$1,927,020	$9,808,047	$7,658,726
Capitalized expenditures	$404,653	$279,098	$1,269,692	$1,086,866
Multi-currency processing services key metrics:
Active merchant locations (at period end)(1)	125,598	37,495	125,598	37,495
Settled transactions processed(5)	4,182,779	3,547,406	12,344,961	10,622,859
Settled dollar volume processed(6)	$652,029,363	$687,490,018	$2,040,828,647	$1,986,796,246
Average net mark-up percentage on settled dollar volume processed(7)	1.25%	1.11%	1.21%	1.15%
Payment processing services key metrics:
Active merchant locations (at period end)(1)	72,488	73,532	72,488	73,532
Payment processing services revenue(8)	$5,445,764	$4,826,084	$15,640,815	$13,898,759
Settled transactions processed(9)	41,520,262	58,592,942	132,751,262	152,632,914
Settled dollar volume processed(10)	$1,392,081,077	$1,380,707,538	$4,089,927,472	$4,108,006,782

(1)

We consider a merchant location to be active as of a date if the merchant completed at least one revenue-generating transaction at the location during the 90-day period ending on such date.  The total number of active merchant locations exceeds the total number of merchants, as merchants may have multiple locations. As of September 30, 2016 and 2015, there were 1,552 and 1,651 active merchant locations, respectively, included in both multi-currency and payment processing active merchant locations but are not included in total active merchant locations, in order to eliminate counting these locations twice.

(2)	Represents total settled transactions (excluding other transaction types such as authorizations and rate look-ups).

(3)	Represents total settled dollar volume processed through both our multi-currency and payment processing services.

(4)

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

(5)	Represents settled transactions processed using our multi-currency processing services (excluding other transaction types such as authorizations and rate look-ups).

(6)	Represents the total settled dollar volume processed using our multi-currency processing services.

(7)

Represents the average net foreign currency mark-up percentage earned on settled dollar volume processed using our multi-currency processing services. The average net mark-up percentage on settled dollar volume processed is calculated by taking total multi-currency processing services net revenue ($8.2 million and $7.6 million for the three months ended September 30, 2016 and 2015, respectively, and $24.7 million and $22.9 million for the nine months ended September 30, 2016 and 2015, respectively) and dividing by settled dollar volume processed (see footnote 6 above).  For purposes of calculating “Average net mark-up percentage on settled dollar volume processed,” multi-currency processing services revenue includes revenue related to multi-currency transactions only.

(8)	Represents revenue earned and reported on payment processing services.

(9)	Represents settled transactions processed using our payment processing services (excluding other transaction types such as authorizations and rate look-ups).

(10)	Represents the total settled dollar volume processed using our payment processing services.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net income, our most directly comparable financial measure in accordance with GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
ADJUSTED EBITDA:
Net income	$2,225,413	$105,971	$5,268,441	$3,692,925
Interest expense	88,669	10,372	186,366	38,815
Interest income	(428)	(392)	(1,250)	(1,183)
Provision for income taxes	289,543	92,674	675,951	308,406
Depreciation and amortization	598,699	735,442	1,825,792	2,175,220
Stock-based compensation expense	317,459	699,227	1,498,358	1,160,817
Restructuring charges	229,121	283,726	354,389	283,726
Adjusted EBITDA (non-GAAP)	$3,748,476	$1,927,020	$9,808,047	$7,658,726

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

Analysis of revenue by segment and geographical region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
APAC	$3,962,539	$3,573,478	$11,541,521	$11,836,523
The Americas	2,634,887	1,870,722	7,264,448	5,114,772
EMEA	1,578,050	2,348,129	5,962,345	6,584,488
Total multi-currency processing services revenue	8,175,476	7,792,329	24,768,314	23,535,783
Payment processing services revenue	5,445,763	4,826,084	15,640,814	13,898,759
Net revenue	$13,621,239	$12,618,413	$40,409,128	$37,434,542

A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the three months ended September 30, 2016, subsidiaries of Customer A and Customer G represented approximately 16% and 14% of our revenue, respectively.  For the nine months ended September 30, 2016, subsidiaries of Customer A and Customer G represented approximately 16% and 12% of our revenue, respectively.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016		2015		2016		2015
		% of		% of		% of		% of
	$ amount	revenue	$ amount	revenue	$ amount	revenue	$ amount	revenue
Revenue:
APAC	$3,962,539	29.1%	$3,573,478	28.3%	$11,541,521	28.5%	$11,836,523	31.6%
The Americas	2,634,887	19.3	1,870,722	14.8	7,264,448	18.0	5,114,772	13.7
EMEA	1,578,050	11.6	2,348,129	18.6	5,962,345	14.8	6,584,488	17.6
Total multi-currency processing services revenue	8,175,476	60.0	7,792,329	61.7	24,768,314	61.3	23,535,783	62.9
Payment processing services revenue	5,445,763	40.0	4,826,084	38.3	15,640,814	38.7	13,898,759	37.1
Net revenue	13,621,239	100.0	12,618,413	100.0	40,409,128	100.0	37,434,542	100.0
Operating expenses:
Cost of revenue:
Payment processing services fees	2,781,289	20.4	2,692,090	21.3	8,207,202	20.3	7,871,179	21.0
Processing and service costs	2,878,088	21.1	3,776,232	29.9	9,902,879	24.5	10,399,830	27.8
Total cost of revenue	5,659,377	41.5	6,468,322	51.2	18,110,081	44.8	18,271,009	48.8
Selling, general and administrative expenses	5,222,560	38.3	5,657,740	44.8	15,908,166	39.4	14,840,844	39.6
Restructuring charges	229,121	1.7	283,726	2.2	354,389	0.9	283,726	0.8
Total operating expenses	11,111,058	81.5	12,409,788	98.2	34,372,636	85.1	33,395,579	89.2
Income from operations	2,510,181	18.5	208,625	1.8	6,036,492	14.9	4,038,963	10.8
Other income (expense):
Interest expense	(88,669)	(0.7)	(10,372)	(0.1)	(186,366)	(0.5)	(38,815)	(0.1)
Interest income	428	0.0	392	0.0	1,250	0.0	1,183	0.0
Other income	93,016	0.7	—	—	93,016	0.2	—	—
Total other income (expense), net	4,775	0.0	(9,980)	(0.1)	(92,100)	(0.3)	(37,632)	(0.1)
Income from operations before provision for income taxes	2,514,956	18.5	198,645	1.7	5,944,392	14.6	4,001,331	10.7
Provision for income taxes	(289,543)	(2.1)	(92,674)	(0.7)	(675,951)	(1.7)	(308,406)	(0.8)
Net income	$2,225,413	16.4%	$105,971	1.0%	$5,268,441	12.9%	$3,692,925	9.9%

Comparison of the three months ended September 30, 2016 and 2015

Revenue

	Three Months Ended
	September 30,		Variance
	2016	2015	Amount	Percent
APAC	$3,962,539	$3,573,478	$389,061	11%
The Americas	2,634,887	1,870,722	764,165	41
EMEA	1,578,050	2,348,129	(770,079)	(33)
Total multi-currency processing services revenue	8,175,476	7,792,329	383,147	5
Payment processing services revenue	5,445,763	4,826,084	619,679	13
Net revenue	$13,621,239	$12,618,413	$1,002,826	8%

Net revenue increased $1.0 million, or 8%, to $13.6 million for the three months ended September 30, 2016 from $12.6 million for the three months ended September 30, 2015.  These changes are described below.

Multi-currency processing services revenue

APAC multi-currency processing services revenue.  APAC multi-currency processing services revenue increased $0.4 million, or 11%, to $4.0 million for the three months ended September 30, 2016 from $3.6 million for the three months ended September 30, 2015. The increase in APAC multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three Months Ended
	September 30,		Variance
	2016	2015	Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	18,579	15,088	3,491	23%
APAC multi-currency processing settled transactions processed	1,769,260	1,592,544	176,716	11
APAC multi-currency processing settled dollar volume processed	$353,100,508	$328,675,347	$24,425,161	7
APAC average net mark-up % on settled dollar volume processed	1.12%	1.09%	0.03%	3

The 7%  increase in settled dollar volume processed resulted in a $0.3 million increase to revenue and the 3% increase in average net mark-up percentage on settled dollar volume processed resulted in a $0.1 million increase to revenue.  The 7% increase in settled dollar volume processed was due to the 23% increase in active merchant location along with the continuous rollout of ATMs with CIMB in Malaysia.

The Americas multi-currency processing services revenue.  The Americas multi-currency processing services revenue increased $0.7 million, or 41%, to $2.6 million for the three months ended September 30, 2016 from $1.9 million for the three months ended September 30, 2015.  The increase in the Americas multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three Months Ended
	September 30,				Variance
	2016		2015		Amount	Percent
The Americas multi-currency processing active merchant locations (at period end)	92,416		10,796		81,620	756%
The Americas multi-currency processing settled transactions processed	1,192,938		920,186		272,752	30
The Americas multi-currency processing settled dollar volume processed	$128,571,038		$97,770,470		$30,800,568	32
The Americas average net mark-up % on settled dollar volume processed	2.04	%*	1.74	%*	0.30%	17%

(*)For purposes of calculating “Average net mark-up percentage on settled dollar volume processed,” multi-currency processing services revenue includes revenue related to multi-currency transactions only.

The 32% increase in settled dollar volume processed resulted in a $0.6 million increase to revenue and a  17% increase in average net mark-up percentage on settled dollar volume processed resulted in a $0.3 million increase to revenue.  These increases were offset by a decrease in revenues earned on non-transactional services of $0.2 million.  The increase in settled dollar volume processed and average net mark-up percentage is primarily due to the growth in our e-commerce and ATM offerings.

EMEA multi-currency processing services revenue. EMEA multi-currency processing services revenue decreased $0.7 million, or 33%, to $1.6 million for the three months ended September 30, 2016 from $2.3 million for the three months ended September 30, 2015.  The decrease in EMEA multi-currency processing services revenue was driven by changes in the following key business metrics:

	Three Months Ended
	September 30,		Variance
	2016	2015	Amount	Percent
EMEA multi-currency processing active merchant locations (at period end)	14,603	11,611	2,992	26%
EMEA multi-currency processing settled transactions processed	1,220,581	1,034,676	185,905	18
EMEA multi-currency processing settled dollar volume processed	$170,357,817	$261,044,201	$(90,686,384)	(35)
EMEA average net mark-up % on settled dollar volume processed	0.93%	0.90%	0.03%	3%

The 35% decrease in settled dollar volume processed resulted in a $0.8 million decrease in revenue. This decrease was primarily due to the activation of new currencies in 2015 which have decreased in 2016.  This decrease was offset by a 3% increase in average net mark-up percentage on settled dollar volume processed which resulted in a $0.1 million increase in revenue.

Payment processing services revenue

Payment processing services revenue is primarily earned from transaction processing services for customers in the Americas.  Payment processing services revenue increased $0.6 million, or 13%, to $5.4 million for the three months ended September 30, 2016 from $4.8 million for the three months ended September 30, 2015.  The increase was primarily due to transaction processing fees arising from the continuous roll-out of merchants from existing and new payment processing customers.

Cost of revenue

	Three Months Ended
	September 30,		Variance
	2016	2015	Amount	Percent
Payment processing services fees	$2,781,289	$2,692,090	$89,199	3%
Processing and service costs	2,878,088	3,776,232	(898,144)	(24)
Total cost of revenue	$5,659,377	$6,468,322	$(808,945)	(13)%

Payment processing service fees

The increase in payment processing service fees of $0.1 million, or 3%, to $2.8 million for the three months ended September 30, 2016 from $2.7 million for the three months ended September 30, 2015 is a direct result of the mix of business within the payment processing service revenue.

Processing and service costs

The decrease in processing and service costs of $0.9 million, or 24%, to $2.9 million for the three months ended September 30, 2016 from $3.8 million for the three months ended September 30, 2015 is primarily due to a $0.3 million decrease in salary compensation, a $0.1 million decrease in software amortization and a $0.5 million decrease in multi-currency referral commissions earned by third party agents.

Selling, general and administrative expenses

	Three Months Ended
	September 30,		Variance
	2016	2015	Amount	Percent
Selling, general and administrative expenses	$5,222,560	$5,657,740	$(435,180)	(8)%

Selling, general and administrative expenses decreased $0.4 million, or 8%, to $5.2 million for the three months ended September 30, 2016 from $5.6 million for the three months ended September 30, 2015.  The decrease in selling, general and administrative expenses was primarily due to a $0.4 million decrease in stock-based compensation expense and a $0.2 million decrease in general and administrative expense, partially offset by a $0.2 million increase in salary compensation.

Comparison of the nine months ended September 30, 2016 and 2015

Revenue

	Nine Months Ended
	September 30,		Variance
	2016	2015	Amount	Percent
APAC	$11,541,521	$11,836,523	$(295,002)	(2)%
The Americas	7,264,448	5,114,772	2,149,676	42
EMEA	5,962,345	6,584,488	(622,143)	(9)
Total multi-currency processing services revenue	24,768,314	23,535,783	1,232,531	5
Payment processing services revenue	15,640,814	13,898,759	1,742,055	13
Net revenue	$40,409,128	$37,434,542	$2,974,586	8%

Net revenue increased $3.0 million, or 8%, to  $40.4 million for the nine months ended September 30, 2016 from $37.4 million for the nine months ended September 30, 2015.  These changes are described below.

Multi-currency processing services revenue

APAC multi-currency processing services revenue.  APAC multi-currency processing services revenue decreased $0.3 million, or 2%, to $11.5 million for the nine months ended September 30, 2016 from $11.8 million for the nine months ended September 30, 2015. The decrease in APAC multi-currency processing services revenue was driven by changes in the following key business metrics:

	Nine Months Ended
	September 30,		Variance
	2016	2015	Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	18,579	15,088	3,491	23%
APAC multi-currency processing settled transactions processed	5,017,066	4,620,901	396,165	9
APAC multi-currency processing settled dollar volume processed	$1,037,600,001	$1,034,501,621	$3,098,380	0
APAC average net mark-up % on settled dollar volume processed	1.11%	1.14%	(0.03)%	(3)%

The 3% decrease in average net mark-up percentage on settled dollar volume processed resulted in a $0.3 million decrease to revenue.  The decrease in average net mark-up percentage was primarily due to our five-year contract extension with Global Payments effective June 2015.

The Americas multi-currency processing services revenue.  The Americas multi-currency processing services revenue increased $2.2 million, or 42%, to $7.3 million for the nine months ended September 30, 2016 from $5.1 million for the nine months ended September 30, 2015.  The increase in the Americas multi-currency processing services revenue was driven by changes in the following key business metrics:

	Nine Months Ended
	September 30,				Variance
	2016		2015		Amount	Percent
The Americas multi-currency processing active merchant locations (at period end)	92,416		10,796		81,620	756%
The Americas multi-currency processing settled transactions processed	3,342,333		2,338,898		1,003,435	43
The Americas multi-currency processing settled dollar volume processed	$362,647,112		$247,312,048		$115,335,064	47
The Americas average net mark-up % on settled dollar volume processed	2.00	%*	1.81	%*	0.19%	10%

(*)For purposes of calculating “Average net mark-up percentage on settled dollar volume processed,” multi-currency processing services revenue includes revenue related to multi-currency transactions only.

The 47% increase in settled dollar volume processed resulted in a $2.3 million increase to revenue and a 10% increase in average net mark-up percentage on settled dollar volume processed resulted in a $0.5 million increase to revenue.  These increases were offset by a decrease in revenues earned on non-transactional services of $0.6 million. The increase in settled dollar volume processed and average net mark-up percentage is primarily due to the growth in our e-commerce and ATM offerings.

EMEA multi-currency processing services revenue. EMEA multi-currency processing services revenue decreased $0.6 million, or 9%, to $6.0 million for the nine months ended September 30, 2016 from $6.6 million for the nine months ended September 30, 2015.  The decrease in EMEA multi-currency processing services revenue was driven by changes in the following key business metrics:

	Nine Months Ended
	September 30,		Variance
	2016	2015	Amount	Percent
EMEA multi-currency processing active merchant locations (at period end)	14,603	11,611	2,992	26%
EMEA multi-currency processing settled transactions processed	3,985,562	3,663,060	322,502	9
EMEA multi-currency processing settled dollar volume processed	$640,581,534	$704,982,577	$(64,401,043)	(9)
EMEA average net mark-up % on settled dollar volume processed	0.93%	0.93%	0.00%	0%

The 9% decrease in settled dollar volume processed resulted in a $0.6 million decrease in revenue.  This decrease was primarily due to the activation of new currencies in 2015 which have decreased in 2016.

Payment processing services revenue

Payment processing services revenue is primarily earned from transaction processing services for customers in the Americas.  Payment processing services revenue increased $1.7 million, or 13%, to $15.6 million for the nine months ended September 30, 2016 from $13.9 million for the nine months ended September 30, 2015.  The increase was primarily due to transaction processing fees, arising from the continuous roll-out of merchants from existing and new payment processing customers.

Cost of revenue

	Nine Months Ended
	September 30,		Variance
	2016	2015	Amount	Percent
Payment processing services fees	$8,207,202	$7,871,179	$336,023	4%
Processing and service costs	9,902,879	10,399,830	(496,951)	(5)
Total cost of revenue	$18,110,081	$18,271,009	$(160,928)	(1)%

Payment processing service fees

The increase in payment processing service fees of $0.3 million, or 4%, to $8.2 million for the nine months ended September 30, 2016 from $7.9 million for the nine months ended September 30, 2015 is a direct result of the mix of business within the payment processing service revenue.

Processing and service costs

The decrease in processing and service costs of $0.5 million, or 5%, to $9.9 million for the nine months ended September 30, 2016 from $10.4 million for the nine months ended September 30, 2015 is primarily due to a $0.4 million decrease in software amortization and a $0.4 million decrease in multi-currency referral commissions earned by third party agents.

Selling, general and administrative expenses

	Nine Months Ended
	September 30,		Variance
	2016	2015	Amount	Percent
Selling, general and administrative expenses	$15,908,166	$14,840,844	$1,067,322	7%

Selling, general and administrative expenses increased $1.1 million, or 7%, to $15.9 million for the nine months ended September 30, 2016 from $14.8 million for the nine months ended September 30, 2015.  The increase in selling, general and administrative expenses was primarily due to a $0.4 million increase in salary compensation, and a $0.3 million increase in stock-based compensation expense.

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

Sources of liquidity

As of September 30, 2016, we had approximately $7.4 million in cash and cash equivalents of which $4.9 million in cash was held by foreign subsidiaries. Currently, if we were to repatriate cash held by our foreign subsidiaries, to the extent that such repatriation was a taxable event, we could utilize a portion of our $61.2 million net operating loss carry forward to offset the tax obligation, so that no U.S. tax liability would arise. However, our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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

On April 12, 2016, we borrowed approximately $13.9 million under the Credit Facility. Subsequently, on April 26, 2016, we repaid $4.0 million on the Credit Facility. As of September 30, 2016, we had $9.9 million outstanding under the Credit Facility and were in compliance with all financial covenants contained in the Credit Agreement.

Capital expenditures

Our capital expenditures related to property and equipment, software development costs, and intangible assets were approximately $1.3 million in the first nine months of 2016.  The 2016 capital expenditures were primarily attributable to our investment in the business primarily through capital expenditures for network infrastructure and investments in software development and equipment.

Cash flows

	Nine Months Ended
	September 30,
	2016	2015
Cash provided by operating activities	$5,848,584	$8,035,295
Cash used for investing activities	(1,171,334)	(1,140,283)
Cash used for financing activities	(11,911,901)	(3,768,635)

Operating activities

Cash provided by operating activities during the nine months ended September 30, 2016 was $5.8 million, comprised of $8.9 million of cash generated by operations and a net decrease in our operating assets and liabilities of $3.1 million. This net decrease in our operating assets and liabilities of $3.1 million primarily consisted of a $3.1 million decrease in accounts payable and accrued expenses, a $1.2 million decrease in due to merchants and a $0.3 million increase in receivables, prepaid expenses and other assets.  These decreases were partially offset by a $1.2 million decrease in settlement assets and a $0.3 million decrease in other long-term assets.  Cash generated by operations of $8.9 million was inclusive of net income of $5.3 million and total non-cash charges of $3.6 million. Significant non-cash adjustments to net income primarily include depreciation and amortization expense of $2.0 million, stock-based compensation expense of $1.5 million and provision for doubtful accounts of $0.1 million.

Cash provided by operating activities during the nine months ended September 30, 2015 was $8.0 million, comprising of $6.6 million of cash generated by operations and a net increase in our operating assets and liabilities of $1.4 million. This net increase in our operating assets and liabilities of $1.4 million primarily consisted of a $1.2 million decrease in receivables, prepaid expenses and other assets coupled with a $0.5 million increase in accounts payable and accrued expenses and a $0.3 million increase in due to merchants.  These increases were partially offset by a $0.3 million increase in settlement assets and a $0.2 million increase in other long-term assets. Cash generated by operations of $6.6 million was inclusive of net income of $3.7 million and total non-cash charges of $2.9 million. Significant non-cash adjustments to net income primarily included depreciation and amortization expense of $2.2 million and stock option expense of $1.2 million which were offset by a gain on insurance proceeds of $0.5 million.

Investing activities

Cash used for investing activities for the nine months ended September 30, 2016 was $1.2 million, which was primarily attributable to a $1.0 million investment in software development and a $0.2 million purchase of property and equipment.

Cash used in investing activities for the nine months ended September 30, 2015 was $1.1 million, which was primarily attributable to a $0.8 million investment in software development, a $0.2 million purchase of property and equipment and a $0.1 million decrease in merchant reserves.

Financing activities

Cash used for financing activities for the nine months ended September 30, 2016 was $11.9 million, comprised of $23.8 million of treasury stock repurchases, $13.9 million of credit facility borrowings, $4.0 million of credit facility repayments, $0.3 million in payments for capital lease obligations and $2.3 million in proceeds from the issuance of common stock.

Cash used in financing activities for the nine months ended September 30, 2015 was $3.8 million, comprised of $4.6 million of treasury stock repurchases and $0.4 million in payments for capital lease obligations offset by $1.2 million in proceeds from the issuance of common stock.

Stock repurchase program

In 2014 and 2015, the Board of Directors authorized a total repurchase of $13.5 million of the Company’s outstanding shares of common stock.

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

From August 2, 2016 to September 30, 2016, the Company repurchased approximately 1.6 million shares of common stock for an aggregate price of $6.0 million.  As of September 30, 2016, the total amount of common stock repurchased under the program was 6.5 million shares for an aggregate price of $17.5 million and there is currently no availability under the program.

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

Contractual obligations and commitments

As of September 30, 2016, there were no material changes in our contractual obligations and commitments as disclosed in our financial statements for the year ended December 31, 2015, except for the following agreements:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We had cash and cash equivalents totaling $7.4 million and $14.7 million as of September 30, 2016 and December 31, 2015, respectively.  The cash and cash equivalents are held for working capital purposes. We did not have any derivative financial instruments as of September 30, 2016 and December 31, 2015. We are not exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates given the historic low levels of interest being earned on the short-term fixed-rate cash operating accounts. In addition, the interest rate on our Credit Facility borrowings are based on LIBOR plus a margin of 2.5%. Any material increases to LIBOR could negatively impact our interest expense on our Credit Facility.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Maximum Number
			Total Number of	(or approximate
			Shares Purchased	dollar value) of
			as Part of Publicly	Shares that May Yet
	Total Number of	Average Price	Announced Plans	be Purchased Under
Period	Shares Purchased	Paid per Share	or Programs(1)	the Plan or Programs
July 1-31, 2016	—	$—	—	—
August 1-31, 2016	1,268,534	$3.72	10,025,630	—
September 1-30, 2016	349,724	$3.72	10,375,354	—

(1)	In 2014 and 2015, the Board of Directors authorized a total repurchase of $13.5 million of the Company’s outstanding shares of common stock.

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

From August 2, 2016 to September 30, 2016, the Company repurchased approximately 1.6 million shares of common stock for an aggregate price of $6.0 million.  As of September 30, 2016, the total amount of common stock repurchased under the program was 6.5 million shares for an aggregate price of $17.5 million and there is currently no availability under the program.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

PLANET PAYMENT, INC.
(Registrant)

Dated: November 2, 2016	By:	/S/ CARL J. WILLIAMS
Carl J. Williams
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Dated: November 2, 2016	By:	/S/ RAYMOND D’APONTE
Raymond D’Aponte
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filing	Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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