Form 10-K
period 2016-12-31
Planet Payment Inc
filed 2017-03-09
CIK 1362925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). ☐ Yes  ☒ No

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non‑affiliates based on the closing price of the registrant’s common stock on June 30, 2016 as reported on The NASDAQ Stock Market was approximately $189,604,506. This number is provided only for the purpose of this report on Form 10‑K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of February 28, 2017, 49,557,137 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2016 are incorporated by reference in Items 10 ‑ 14 of Part III of this Annual Report on Form 10‑K.

FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K for the year ended December 31, 2016 includes forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Annual Report on Form 10‑K other than statements of historical fact, including statements regarding new products, product development and offerings of products and services market positioning, our partners and other strategic or technology relationships, our future results of operations and financial position, our business strategy and operational and growth plans, our objectives for future operations, and international operations and expansion, are forward‑looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend” and “expect” and similar expressions are intended to identify forward‑looking statements. We have based these forward‑looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short‑term and long‑term business operations and objectives, and financial needs. These forward‑looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors.” In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10‑K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward‑looking statements.

Although we believe that the expectations reflected in the forward‑looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We are under no duty to update any of these forward‑looking statements after the date of this Annual Report on Form 10‑K or to conform these statements to actual results or revised expectations.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of an initial public offering of our equity securities; (iii) the date on which we have issued more than $1 billion in non‑convertible debt during the prior three year period; and (iv) the date on which we are deemed to be a “large accelerated filer.” Pursuant to (ii) above, we will cease to be an emerging growth company effective December 31, 2017.

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

PART I

ITEM 1.  BUSINESS

Overview

Planet Payment, Inc. together with its wholly-owned subsidiaries (“Planet,” “the Company,” “us” or “we”) is a provider of international payment and transaction processing and multi‑currency processing services. We provide our services to approximately 189,000 active merchant locations in 22 countries and territories across the Asia Pacific region, the Americas, the Middle East, Africa and Europe, primarily through our acquiring bank and processor customers, as well as through our own direct sales force. We provide banks and their merchants with innovative services to accept, process and reconcile electronic payments. Our point‑of‑sale multi‑currency payment processing services are designed for merchants in the retail, restaurant, and hospitality environments. We also provide payment services for e‑commerce and mail and telephone order merchants. Our point‑of‑sale and e‑commerce services help merchants sell more goods and services to consumers, and are integrated within the international payment card transaction process enabling our acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. Our ATM services provide our domestic and international acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction. We also offer transaction processing services that allow merchants to offer a range of commercial services including pre‑paid mobile phone top‑up and bill payments using the same point‑of‑sale devices deployed to accept payment cards. We are a registered third party processor with the major card associations and operate in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

Our services help acquiring banks, processors and merchants enhance revenue, broaden their product set and open new sales channels. Our payment processing services enable the authorization and settlement of payment transactions by providing the connections between the merchant, its bank and the card association. In addition, we provide online access to advanced reconciliation and reporting services and localized language support to our customers. Our flagship offerings are our multi‑currency processing services, which include Pay in Your Currency®, our point-of-sale Dynamic Currency Conversion (DCC) service, Multi-Currency Pricing primarily for card-not-present merchants, and DCC at ATMs. These services enable merchants to offer customized pricing in multiple currencies. Additionally, acquiring banks, processors and merchants all benefit from the ease of settlement and reporting in their local currency.

Our proprietary, currency‑neutral payment processing technology platform enables us to develop and deliver a broad range of international payment services, quickly enter new markets and provide a range of differentiated solutions and analytical tools that are integrated within our customers’ existing business processes. We provide our customers with worldwide connectivity to our payments infrastructure that is secure, compliant and regularly maintained and updated. Our secure platform is scalable to facilitate growth and meet the needs of new customers, and flexible to provide a broad range of capabilities, including the unique regional requirements of the various markets in which we operate.

We distribute and cross-sell our services across a variety of points‑of‑sale, e‑commerce and ATM payment channels with customized solutions in specific verticals, such as hospitality, restaurants and retail. We believe our business model creates powerful network effects which help drive growth and operating leverage in our business while our customer contracts, which generally have an initial term of three to five years, provide a stable customer base. In 2016, we generated 60% of our revenue internationally and 40% in the United States, through a revenue model that generates fees every time a purchase is made across our network. We manage our business through two operating segments: multi‑currency processing services and payment processing services. For the year ended December 31, 2016, our multi‑currency processing services represented 63% of our revenue and our payment processing services represented 37% of our revenue.  For a breakdown of revenue by operating segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

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

Merchants

Merchants can use our services to attract more international customers, and make the buying experience more convenient and transparent, as well as share in a financial incentive. Merchants that use our services are also able to leverage customized solutions that are adapted for their specific business. Because of the flexibility and scalability of our platform, merchants can enjoy a single processing solution that is integrated and consistent across multiple locations. Our solutions also provide merchants with the ability to offer commercial services, including prepaid mobile phone top‑up and bill payments, using the same point‑of‑sale devices deployed to accept payment cards.

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

Broad international footprint and distribution

We provide our services to more than 70 acquiring banks, processors and card associations who offer our payment and multi‑currency services to their own network of merchants. We utilize our direct merchant-sales force and have leveraged the geographic footprints and distribution capabilities of our acquiring customers to build a diversified base of approximately 189,000 active merchant locations in 22 countries and territories across the Asia-Pacific region, the Americas, the Middle East, Africa, and Europe. In the United States and Canada, we offer our payment processing services directly to merchants in certain channels.

Versatile and scalable proprietary technology platform

We have developed and operate a single, currency‑neutral payment processing platform that enables us to quickly enter new markets and respond to new opportunities. Our proprietary platform is scalable to meet the needs of large volume customers, flexible to provide a broad range of capabilities, and meets the regional requirements of the various markets in which we operate. Given the unified architecture of our single platform, once new enhancements and solutions have been implemented, they are available to all of our customers around the world. Planet Switch is our front‑end system, which communicates with the merchant’s system and provides transaction authorization, switching and security services. Merchant Accounting System, or MAS, is our back‑end system, which makes a financial record of transactions among a merchant, acquirer and a card association; and calculates, effects settlement and prepares statements of payments, costs, losses and adjustments with respect to transactions in all supported currencies. MAS also comprises our reconciliation and reporting system, which also provides certain fraud and risk management tools, as well as web‑based reporting and email alerts with local language support. Our platform has dedicated endpoints which allow us to connect directly to Visa, MasterCard, American Express, JCB and UnionPay, and provide an end‑to‑end service for our customers without the need for third‑party processors. We also provide a proprietary Internet payment gateway service, the Planet Payment Gateway, which is fully integrated into our platform, to provide a range of online payment processing and multi‑currency services to e‑commerce customers. Our Commercial Services Platform, or CSP, enables us to provide processing services for other transaction types, including pre‑paid mobile phone top‑up and bill payments which allow merchants to use the same point‑of‑sale device deployed to accept payment cards.

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

•

Global Consolidated Reporting that provides merchants with valuable insights into their operations and customer spending habits and country of origin, also enables merchants to create personalized marketing programs to attract international consumers.

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

Business model with network effects

We believe there are significant and powerful network effects in our business model which help drive growth and operating leverage in our business. As we continue to add new acquiring bank and processing customers, we gain the benefits of their sales force and distribution capabilities as well as their network of merchants. As we gain additional market penetration, other businesses in our customers’ markets have recognized the value we provide their competitors and have sought to partner with us to provide our services. As we onboard new merchants, we gain additional market penetration and we are able to demonstrate the benefits of our services to other merchants who may also choose to implement our services.

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

Add new customers

Our sales and business development group will continue to target new acquiring banks, processors, merchants and card associations in existing regions. We believe acquiring banks, processors and card associations are seeking differentiated solutions, such as ours, to provide them with international payment processing services as well as multi‑currency processing capabilities to meet the demands of their international customers, which they can offer to merchants. We believe merchants are increasingly seeking global payment and e-commerce processing services, such as ours, that are integrated into their existing business processes, enabling them to consolidate reporting and data from different international business units, regardless of geographic location or acquirer.

Enter new markets

We are leveraging our platform to enter new geographies and business sectors. We are working to implement our services in new countries to expand our footprint and support the growth of our customers with a focus on geographies. We are also expanding into additional business areas where we can offer our differentiated technology and services. We believe the expansion of our services will increase our market opportunity.

Enhance our technology platform capabilities

We will continue to use our technology resources to develop advanced platform capabilities in order to enhance our market position and enable our customers to retain and attract new business. For example, by adding support for the Europay, Mastercard and Visa, or EMV,  international payment card standard, also known as “chip and PIN,” as required in certain regions, we significantly opened the market opportunity for our multi‑currency processing services around the world. We were therefore well positioned to support the advent of EMV cards in the United States, which began in 2016.

Develop and expand new services and solutions

As the payment industry continues to evolve, we aim to be at the forefront by developing new services and solutions that leverage our platform and core competencies and thereby enable us to enter new markets and industry verticals, attract new customers and retain existing ones. We believe the development of new services and solutions will enable us to continue to differentiate our platform and capabilities, and accelerate the network effects of our business model.

We are expanding acceptance of international cards across new regions and enabling multi-currency functionality across other international card associations.  We have, for instance, delivered support of UnionPay at the point-of-sale for banks in Myanmar, and a multi-currency enabled UnionPay solution for U.S. e-commerce merchants, allowing our merchant customer to sell more effectively to Chinese cardholders.  We are also adding dynamic currency conversion for JCB for certain acquirer customers in Asia.  We also developed support for the processing of “quasi cash” transactions which allowed us to offer Pay in Your Currency on cash advances completed at casinos.

We continue to expand the delivery of DCC ATM support around the world including the United States, Mexico, Malaysia and the United Arab Emirates.  This requires integration with an expanding list of ATM manufacturers and ATM host systems.

Enhanced focus on data and transaction security

There has been a recent increased focus on security issues in the payment industry. To address these issues, we delivered new security enhancements in 2016, including implementation of a point-to-point encryption solution in India and derived unique key per transaction, or DUKPT, encryption key management in Malaysia.

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

Payment processing

Our authorization and capture processing services are integrated into the transaction flow of acquiring banks, processors, and card associations to provide seamless support to merchants. Our processing services support authorization of various regional card and debit payments, including: Visa, MasterCard, Discover, American Express, UnionPay, Diners Club International, Interac, JCB and Maestro. We provide these services for both EMV and magnetic stripe transactions.

Our platform accepts transactions from a broad range of point‑of‑sale devices, mobile devices and payment gateways for e‑commerce and telephone / mail order merchants. We offer a fully‑managed payment solution hosted by us and integrated into our processing platform that enables integrated payment processing for hospitality solution point‑of‑sale and property management systems. The Planet Payment Gateway online payment solution is designed to help e‑commerce and mail and telephone order merchants accept online payments securely, quickly and in any currency.

At the end of each day, regardless of the source of the transactions, we capture all of the transactions processed during the day for each merchant and submit them to the card associations as part of the clearing and settlement process. Thereafter, we reconcile and provide reporting to our customers on the transactions that have been processed.

On the back-end of the process, we deploy MAS comprising a single, flexible and scalable platform that supports acquiring banks, processors and card associations across multiple geographies and payment systems. The key functions of MAS include clearing to the major card associations; intra‑country, intra‑regional and international interchange support; flexible merchant pricing structures; online exception and chargeback management tools; and multiple language support for acquirers and merchants, including the ability to support double‑byte character sets, such as for Mandarin and Cantonese.

As part of our processing services, we also offer our acquiring bank and processor customers advanced transaction reconciliation and reporting services, including the capability for segregated reporting by region, market and currency, available via our secure web portal.

Merchants using CSP can accept payment transactions and provide commercial services such as mobile phone top up and bill payments, all processed from a single point‑of‑sale device. The CSP connects to our transaction front- and back-end for processing of the financial transactions and to the third-party content provider for the commercial services.

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

Direct Acquiring Business

In to our traditional business model we partner with acquiring banks, pursuant to which we process the transactions and the acquiring bank, typically a member of Visa or MasterCard, contracts directly with individual merchants. We also maintain another distinct business line, known as ‘direct acquiring.’  In our direct acquiring business, we enter into agreements directly with merchants and act as both the processor and the ‘acquirer’ in the transaction.  Our largest partner in the direct acquiring business is UnionPay International, through which we process e-commerce transactions via UnionPay cards.  We are a principal member of UnionPay, which permits us to directly process transactions and settle the funds with the individual merchants.  We also acquire for Visa and MasterCard through partnerships with sponsor banks.

In 2016, we entered into a partnership with UATP, a payment network privately owned by certain airlines, to provide airlines access to a wider portfolio of alternative forms of payment.  UATP has over 260 airline merchant customers around the world.  Our agreement with UATP is intended to expand acceptance of alternative forms payment with UATP’s airline partners. With an initial emphasis on UnionPay acceptance online, our solution will allow airline merchants to gain greater access to the Chinese market.

We also signed a direct acquiring agreement with United Airlines for the acceptance of UnionPay. The solution will allow United Airlines to accept the UnionPay card on its eCommerce sites, call centers and kiosks, thereby facilitating payments from mainland China and other regions where the UnionPay card is issued.

We expect the rise of the Chinese middle class and burgeoning Chinese e-commerce market to drive demand for our UnionPay solutions.  We believe these market trends will accelerate in the future.   Further, as outbound travel in China continues to increase, with travel expenditures expected to reach $255 billion by 2025 according to Visa’s Mapping the Future of Global Travel and Tourism (Visa 2014), we believe the airline industry is a solid fit for our UnionPay solution.

With our principal membership in UnionPay, we believe we are one of a few domestic providers that can provide U.S. and Canadian-based merchants with complete turnkey processing solutions with all of the components necessary to accept UnionPay credit, debit and bank transfers.  Our UnionPay solutions also feature support of our multi-currency pricing service, allowing Chinese consumers to shop and pay in Chinese renminbi.  This price localization feature is an essential tool that allows U.S. and Canadian merchants to more effectively reach the Chinese consumer.

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

We are currently providing the Planet Payment Gateway to customers in the United States and Canada and intend to make it available to our customers in all other regions where we operate.  The Planet Payment Gateway also supports UnionPay Online Payment, or UPOP, service and provides merchants in the United States and Canada with the additional facility to authenticate and process UnionPay credit and debit cards and bank transfer online, thereby providing merchants with better access to the Chinese e-commerce market. Our secure tokenization and sophisticated fraud and chargeback management tools are designed to help merchants manage the risks of conducting business in a card not present environment.

Global consolidated reporting

Our global consolidated reporting offers merchants valuable insights into their operations. Our centralized reporting platform can provide transactional data in a uniform, consolidated on‑line format across a merchant’s international operations with the ability to focus upon selected data according to a merchant’s particular requirements.

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

Our acquiring banks, processors and card associations

We provide our services to more than 70 acquiring banks, processors and card associations in 22 countries and territories across the Asia-Pacific region, the Americas, the Middle East, Africa and Europe. Our relationship with acquiring banks, processors and card associations provides us with broad market coverage by leveraging their distribution networks and global portfolios of merchants.

We typically enter into three- to five- year contracts with our acquiring banks, processors and card associations which contain “evergreen” renewal clauses, so that they automatically renew for a further period, unless one party affirmatively terminates the contract. Our acquiring banks, processors and card associations often either renew or extend their contracts at the expiration of the term.  Other terms typically include representations and warranties concerning compliance with PCI data standards, applicable laws in the relevant designated territory and rules and regulations of the card associations.  We typically agree to indemnify in the event that our program infringes on third party intellectual property; our liability is generally capped at amounts which vary by contract and nature of claim.  The standard agreement also permits limited audit rights with respect to our records.

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

Our merchants

We provide our services to approximately 189,000 active merchant locations around the world. We serve these merchant locations, either indirectly through our acquiring banks, processors and card associations or directly through our sales force, and deliver innovative payment services that help merchants sell more goods and services. As of December 31, 2016, our active merchant locations grew 60% compared to December 31, 2015. For the year ended December 31, 2016, multi‑currency services processing transaction volume from retail, lodging, restaurant and e‑commerce comprised 50%, 30%, 8% and 6%, respectively, of the total multi‑currency processing transaction volume we processed during that period.

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

Seasonality

Our business and operations are seasonal in nature.  Historically, our second and third fiscal quarters generate less revenue than our first and fourth fiscal quarters.  We generally expect that this trend will continue for the foreseeable future, however, this may be offset by the timing of new rollouts in the respective quarters.

Technology

We believe that our wholly-owned, currency‑neutral processing platform is a major reason why leading international banks, processors and card associations use our services. The platform enables us to operate as an international independent third‑party processor with direct connectivity to card associations around the world. Since our platform is maintained internally, we are able to efficiently respond to customer needs and market opportunities. Our platform consists of several synchronized processing centers linked by a global telecommunications network. Our primary data centers are located in secure facilities in Elmsford, New York, and New Castle, Delaware. We also host facilities in Bermuda, Shanghai and Macau as well as two facilities in Hong Kong, through co‑location arrangements. The following is a summary of key attributes of our processing platform:

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

•

Reliability.  Our global telecommunications network and processing centers are designed for redundancy and fail‑over. During the two years ended December 31, 2016, our two core processing platform components, MAS and Planet Switch, each had average system uptime availability of at least 99.9%.

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

Card association endpoints.  We have the capability to submit transaction data directly to Visa, MasterCard, American Express, JCB and UnionPay in the regions in which we do business, through leased hardware provided by Visa or MasterCard and certified interfaces to American Express, JCB and UnionPay. This capability enables us to control the transaction flow and eliminates the need to use third‑party processors. In order to utilize these endpoints, we have built support for interchange qualification in the United States, Canada, the Asia-Pacific region, the European Union, the Middle East and Africa and have the ability to quickly and effectively develop support for additional local card brands and regional interchange regimes.

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

Platform innovation and enhancements

We will continue to use our technology resources to develop advanced platform capabilities in order to enhance our market position and enable our customers to retain and attract new business. Given the unified architecture of our single platform, once new enhancements and solutions have been implemented, they become available to all of our customers around the world. During 2016, we continued to enhance our proprietary systems in order to offer acquiring banks, processors and merchants increased opportunities to capture additional revenue with new services. For example, in 2016 we:

•	Enhanced our Platform to allow merchants in Mexico to accept payment cards issued by various Food Voucher Program Administrators.
•	Developed new API interface to facilitate and simply connectivity between point-of-sale technology providers and our Commercial Services Platform.
•	Launched enhanced version of UnionPay’s e-commerce payment solution which improves and streamlines the cardholder’s shopping experience.
•	Certified new point-of-sale terminals in support of new customer Pay in Your Currency® implementations in Mexico and Canada.
•

Added twenty-four new currencies to our Pay in Your Currency® and Multi-Currency Pricing product offerings.  With these new additions, our customers can now offer Pay in Your Currency and Multi-Currency Pricing on a total of 142 currencies.

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

Currently, there is a high level of concentration in the international payment processing industry, with a few large processors providing payment card processing services to acquiring banks on a multi-national and multi-regional basis. International processors with whom we compete include:

•	First Data Corporation, with its OmniPay Limited subsidiary operating a multi-currency platform;
•	Elavon, Inc., a wholly-owned subsidiary of U.S. Bancorp, that operates in the Americas and Europe;

•	WorldPay (UK) Limited, that also primarily services the Americas and Europe and Latin America.

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

The multi-currency payment service industry is largely segmented among large, international processors, which provide multi-currency processing services as part of their broader international payment processing service, including those referenced above, and smaller companies who work on a regional or local basis to provide DCC or multi-currency processing services on behalf of acquiring banks or merchants. Specialized DCC providers include:

•
•	FEXCO Holdings
•	Fintrax Group
•	Currency Select, a Global Blue Company
•	Global Blue
•	Monex Financial Services Limited
•	Euronet Worldwide
•	Continuum Commerce Ltd.

In the global e-commerce payment space, our Multi-Currency Pricing service and Planet Payment Gateway, compete with several international online payment service providers, including:

•	CyberSource Corporation, a subsidiary of Visa
•	MasterCard Internet Gateway Services, or MiGS
•	PayPal, Inc.
•	Borderfree, Inc.
•	Ingenico ePayments
•	WorldPay (UK) Limited
•	Payvision

In the United States, we compete against acquiring banks offering multi-currency processing solutions to online merchants, including Chase Paymentech and Bank of America. In the Asia-Pacific region, we compete against regional providers, including AsiaPay Limited, or JETCO, and eNETS Pte Ltd., but also support MiGS and AsiaPay Limited. Our Planet Payment Gateway service competes with them based on the specialized multi-currency solutions we offer. We also work cooperatively with several payment gateway providers to offer Multi-Currency Pricing services online, including PayOn, RocketGate, USAePAY and Plug’n Pay, but also support our services through certain competitors including CyberSource, MiGS and PayPal.

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

Many of our competitors also have substantially greater financial, technological and marketing resources than we have. In addition, our competitors that are financial institutions or are affiliated with financial institutions, may not incur the sponsorship costs we incur for registration with the payment networks. Accordingly, these competitors may be able to offer more attractive fees to our current and prospective clients or other services that we do not provide. Competition could result in a loss of existing clients, and greater difficulty attracting new clients. Furthermore, if competition causes us to reduce the fees we charge in order to attract or retain clients, there is no assurance we can successfully control our costs in order to maintain our profit margins. One or more of these factors could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, we are facing new competitive pressure from non-traditional payments processors and other parties entering the payments industry, such as PayPal, Google, Apple, Alibaba and Amazon, who may compete in one or more of the functions performed in processing merchant transactions. These companies have significant financial resources and robust networks and are highly regarded by consumers. If these companies gain a greater share of total electronic payments transactions or if we are unable to successfully react to changes in the industry spurred by the entry of these new market participants, it could have a material adverse effect on our business, financial condition and results of operations.

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
•

privacy and data security regulations, including rules regarding safeguarding personal information, such as rules implementing the privacy provisions of the Gramm‑Leach‑Bliley Act, or GLBA, in the United States and privacy and data protection laws in applicable jurisdictions outside of the United States;

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

For instance, in the United States, the Dodd‑Frank Wall Street Reform and Consumer Protection Act, or Dodd‑Frank Act, requires the Board of Governors of the Federal Reserve System to regulate the fees charged or received by issuers for processing point‑of‑sale debit card transactions, as well as other restrictions on routing debit card transactions and network exclusivity. The Board of Governors of the Federal Reserve System has implemented this requirement by issuing a rule that limits interchange fees charged by issuers with $10 billion or more of assets to an amount not more than $0.21 per transaction plus an ad valorem amount of five basis points of the transaction’s value (0.05%) and that requires all debit cards be interoperable with at least two unaffiliated payment networks. Regulatory activity, even if not directed at us, may have a significant and negative impact on our customers in the United States and elsewhere because such regulatory activity may require significant efforts to change our systems and services and may require changes to how we price our services and solutions to our current and potential customers. We cannot predict the effect of these and any prospective regulatory changes on our customers, our operations and financial condition.

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

The banking and/or monetary authorities of some jurisdictions, such as the Hong Kong Monetary Authority, require acquiring banks to obtain their permission before outsourcing processing services to us. Similarly, in the United States, the federal bank regulatory agencies have issued guidance governing relationships between financial institutions, such as those with whom we do business, and third party vendors and service providers.  This regulatory guidance generally requires financial institutions to conduct initial and ongoing due diligence on all critical third party service providers and to conduct business with such third parties pursuant to contracts that meet certain requirements, including a requirement that the financial institution and its regulators have access to the third party service provider’s books, records, personnel and facilities to verify compliance with applicable law and contractual requirements. In accordance with our agreements with our customers, we are subject to compliance audits by our customers and by their regulators, as well as by the card associations. Although most of our customers conduct annual or other periodic reviews of various aspects of our services, we have not been subject to any audit or inspection by any government regulator to date. MasterCard has conducted periodic reviews of our operations under its Fraud Management Program and found that we are a risk aware service provider with the tools and knowledge required to assist member banks in the mitigation of fraud losses. Government regulators and regulatory bodies, such as the card associations, could change or impose additional requirements on us and our customers with respect to outsourcing, or the introduction of new services could require additional authorization from such regulators.

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

Anti‑money laundering and anti-terrorism laws

Most jurisdictions in which we and our customers operate have implemented, amended or have pending anti‑money laundering and anti‑terrorism regulation that is largely based on the standards developed by the Financial Action Task Force, an international inter-governmental body. The financial institutions, including operators of credit card networks and issuing banks, with whom we conduct business are subject to the provisions of the Bank Secrecy Act, as amended by the USA PATRIOT Act, and these financial institutions require us to maintain comprehensive anti‑money laundering and anti-terrorism financing programs. We are also subject to laws that prohibit knowingly engaging in financial transactions involving the proceeds of specified criminal activity. In general, these requirements mean that we must undertake certain efforts to prevent the use of our payment processing system to facilitate money laundering and the financing of terrorist activities, including, for example, the designation of a compliance officer, training of employees, adoption of internal policies and procedures to mitigate money laundering risks, and periodic audits. As are all U.S. citizens and U.S. entities, we are subject to regulations imposed by the U.S. Department of the Treasury Office of Foreign Assets Control, or OFAC, which prohibit or restrict financial and other transactions with specified countries, and designated individuals and entities, such as terrorists and narcotics traffickers.

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

Outside of the United States, most of the foreign jurisdictions in which we or our customers operate have laws regulating the protection of personal data. We may be subject to these laws as a result of our contractual arrangement with our customers or as a result of our collection of personal data from individuals residing in these foreign jurisdictions.

The interpretation of pending and existing laws and regulations is evolving and, therefore, these laws and regulations may be applied inconsistently. In addition, new privacy and data security requirements continue to be introduced. It is possible that our current data protection policies and practices may be deemed inconsistent with new legal requirements or interpretations thereof, and breaches in the security of our payment processing platform and technology could result in a violation of these laws and regulations.

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

The card association rules and standards have included and may in the future include rules impacting DCC and multi‑currency pricing services such as ours. For example, in regions outside of Europe, Visa maintains a prohibition on performing DCC services on cash withdrawal transactions performed at ATMs with Visa cards and card associations other than Visa and MasterCard, such as UnionPay and American Express, only permit Multi-Currency Pricing services on transactions undertaken with their cards in certain circumstances. Additionally, JCB launched a pilot of DCC in certain Asia-Pacific markets.  We currently have a limited agreement with JCB that enables us to offer our Multi-Currency Pricing service only in North America for Japanese Yen and U.S. Dollars; we also have an agreement with American Express to offer our Multi-Currency Pricing service for e‑commerce transactions in many markets around the world. Planet also has an agreement with UnionPay to offer Multi-Currency Pricing for e-commerce transactions in the United States, Canada and the Cayman Islands for U.S. Dollars, Chinese Yuan, Hong Kong Dollars, Singapore Dollars and other relevant APAC currencies.

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

Currently, the standard settlement period mandated by the NACHA rules for ACH transactions is the next business day after processing. NACHA has begun to implement new capabilities and rules permitting same-day ACH payments. The NACHA same-day ACH rule enables the option for same-day ACH payments through additional ACH functionality, without affecting previously available ACH schedules and capabilities. The changes have become effective in phases to allow financial institutions and businesses to acclimate to a faster processing environment.  Beginning September 15, 2017, same-day ACH processing will be available for debit entries, enabling the same-day processing of most ACH payments, with exceptions for international transactions and high-value transactions above $25,000.

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

As of December 31, 2016, we had a total of twenty-two (22) issued patents in the United States, Australia, India, Indonesia, Japan, Korea, Malaysia, New Zealand, the Philippines, Singapore, South Africa, Sri Lanka and Taiwan, and an allowed application in Canada. We also have patent applications pending in the United States and several other jurisdictions, all of which are counterparts of our United States patents and patent applications. Our patents generally have a duration of 20 years from the respective priority date of each patent. We cannot ensure that any of our pending patent applications will be granted or that any of our issued patents will adequately protect our intellectual property. Any patents that have been, or may be issued to us may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them.

The patent laws of the United States and foreign countries in which we have issued patents and/or pending applications may change, making it more difficult or impossible to obtain or enforce patent rights related to our business. In addition, third parties could claim invalidity, co‑inventorship or assert other claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s time, attention and resources, damage our reputation and brand, and substantially harm our business. Therefore, the precise effect of having a patent cannot be predicted with certainty.

We own and use distinctive trademarks on or in connection with our products and services, including both unregistered common law marks and trademarks registered in the United States, Canada, Hong Kong, Mexico and the European Union. We have also registered numerous Internet domain names.

While we actively take steps to protect our proprietary rights, such steps may not be sufficient to prevent third parties from infringing or misappropriating our intellectual property. Trade secrets are difficult to protect.

From time to time, we may become involved in disputes over rights and obligations concerning intellectual property. Although we believe that our product offerings do not infringe the intellectual property rights of any third party, we have not performed any significant freedom‑to‑operate analyses with respect to U.S. or foreign patent rights, and we cannot be certain that we will prevail in any intellectual property dispute. If we do not prevail in these disputes, we may lose some or all of our intellectual property protection, be enjoined from further sales of our products that are determined to infringe the rights of others, and/or be forced to pay substantial license fees or royalties to a third party, any of which would adversely affect our business, financial condition and results of operations.

Employees

As of December 31, 2016, we had a total of 163 regular full‑time employees, including 70 employees located outside the United States. None of our employees are represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be good.

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

Risks related to our business and industry

Despite recent profitability, we may not achieve profitability in the future.

Despite recent profitability, our ability to maintain profitability in the future will likely depend on our ability to continue to increase our revenue, which is subject to a number of factors including our ability to continue to increase multi‑currency processing revenue, increase new merchant deployments in the regions in which we currently operate, and add new acquiring banks, processor and card association customers in new geographies. Our revenue is also impacted by factors beyond our control such as global economic and political conditions, particularly those affecting cross‑border travel and commerce, such as the continuing uncertainty in global economic conditions.

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

A decline in the use of credit, debit or prepaid cards as a payment mechanism for consumers or adverse developments with respect to the payment processing industry in general could have a materially adverse effect on our business, financial condition and results of operations.

If consumers do not continue to use credit, debit or prepaid cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, alternative currencies and technologies, credit, debit and prepaid cards, or the corresponding methodologies used for each, which is adverse to us, it could have a materially adverse effect on our business, financial condition and results of operations. Moreover, if there is an adverse development in the payments industry in general, such as new legislation or regulation that makes it more difficult for our clients to do business, our business, financial condition and results of operations may be adversely affected.

We have a long sales cycle for many of our services, and if we fail to close sales after expending significant time and resources to do so, our business, financial condition and results of operations could be adversely affected.

The initial installation and set-up of many of our services often involve significant resource commitments by our clients, particularly those with larger operational scale. Potential clients generally commit significant resources to an evaluation of available services and require us to expend substantial time (six to nine months is not uncommon), effort and money educating them as to the value of our services. We incur substantial costs in order to obtain each new customer. We may expend significant funds and management resources during a sales cycle and ultimately fail to close the sale. Our sales cycle may be extended due to our clients’ budgetary constraints or for other reasons. If we are unsuccessful in closing sales after expending significant funds and management resources or we experience delays, it could have a material adverse effect on our business, financial condition and results of operations.

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

A significant portion of our revenue is derived from agreements with a limited number of customers. For the year ended December 31, 2016, Customer A represented 17% and Customer G represented 12% of our revenue. For the year ended December 31, 2015, Customer A represented 18% and Customer H represented 11% of our revenue. Our contractual arrangements with these customers do not obligate them to offer our services and may not dictate the timing of implementation. Additionally, if these customers lose merchants or if their merchants do not use our services, then our revenue will decrease.

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

The United Kingdom’s departure from the European Union could adversely affect us.

The United Kingdom (U.K.) held a referendum on June 23, 2016 in which a majority of voters approved an exit from the European Union (EU) (“Brexit”). Continued negotiations are expected to determine the future terms of the U.K.’s relationship with the EU, including, among other things, the terms of trade between the U.K. and the EU. The effects of Brexit will depend on any agreements the U.K. reaches to retain access to EU markets either during a transitional period or more permanently. The outcome of this referendum caused volatility in global stock markets and foreign currency exchange rate fluctuations, including the strengthening of the U.S. dollar against the British pound and euro. While it is difficult to predict the future effects of Brexit, increased uncertainty and a strong U.S. dollar may negatively impact the level of foreign travel and spending in markets where we do business, such as the UAE and Hong Kong, which could adversely affect our business, results of operations, financial condition and cash flows.

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

All of our employees in the United States other than certain senior members of management work for us on an at-will basis, which means they may terminate their employment relationship with us at any time. We do not maintain key-person life insurance on any of our employees.

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

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention. Historically, a significant majority of our revenue has been generated from international customers, including international customers of North American merchants. For example, in 2016, we generated 60% of our revenue internationally and 40% in the United States. International revenue and operations may be subject to risks such as:

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

A significant portion of our net revenue is derived from certain countries and territories. For the year ended December 31, 2016, we derived 40%, 14%, 12% and 5% of our net revenue, from the United States, UAE, Hong Kong and China, respectively.  For the year ended December 31, 2015, we derived 37%, 19%, 13% and 5% of our net revenue, from the United States, UAE, Hong Kong and China, respectively. We expect that a limited number of countries and territories will continue to account for a significant portion of our net revenue in future periods. If any of these countries or territories are affected by acts of terrorism, political unrest, natural disasters, the effects of climate change, outbreaks of diseases or other significant adverse changes, cross‑border travel to these countries and territories could decline, which could adversely affect our business, financial condition and results of operations.

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

Additionally, we generate a significant amount of our revenue from cross border transactions. Thus, revenue from processing cross border transactions for our customers fluctuates with cross border travel and the need for transactions to be converted into a different currency. Cross border travel may be adversely affected by world geopolitical, economic and other conditions. These include the threat of terrorism, such as the July 2016 attacks in Nice, France, 2015 attacks on Paris, and other attacks by ISIS and/or other terrorist organizations, natural disasters, the effects of climate change, outbreaks of diseases, such as the Ebola virus, war, such as in Ukraine and the Middle East, and political unrest. The Zika virus, a mosquito-transmitted infection related to dengue fever, yellow fever and the West Nile virus, began spreading widely in the Western Hemisphere in May 2015, when an outbreak occurred in Brazil.  In January 2016, the U.S. Centers for Disease Control and Prevention issued travel guidance on affected countries.  Any of these issues could result in a decline in cross border travel, which could adversely affect our revenue. A decline in the need for conversion of currencies might also adversely affect our revenue and profitability.

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

We currently serve our customers out of several synchronized processing centers linked by a global telecommunications network. Our primary data centers are located in Elmsford, New York, and New Castle, Delaware, but we also host facilities in Bermuda, Shanghai and Macau and host two facilities in Hong Kong, through co-location arrangements. We depend on the efficient and uninterrupted operation of our computer network systems, software, telecommunications networks, and processing centers, as well as the systems and services of third parties.

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

The multi-currency payment service industry is largely segmented among large, international processors, which provide multi-currency processing services as part of their broader international payment processing service, including those referenced above, and smaller companies who work on a regional or local basis to provide DCC or multi-currency processing services on behalf of acquiring banks or merchants. Specialized DCC providers include:

•	FEXCO Holdings
•	Fintrax Group
•	Currency Select, a Global Blue Company
•	Global Blue
•	Monex Financial Services Limited
•	Euronet Worldwide
•	Continuum Commerce Ltd.

In the global e-commerce payment space, our Multi-Currency Pricing service and Planet Payment Gateway, compete with several international online payment service providers, including:

•	CyberSource Corporation, a subsidiary of Visa
•	MasterCard Internet Gateway Services, or MiGS
•	PayPal, Inc.
•	Borderfree, Inc.

•	Ingenico ePayments
•	WorldPay (UK) Limited
•	Payvision

In the United States, we compete against acquiring banks offering multi-currency processing solutions to online merchants, including Chase Paymentech and Bank of America. In the Asia-Pacific region, we compete against regional providers, including AsiaPay Limited, or JETCO, and eNETS Pte Ltd., but also support MiGS and AsiaPay Limited. Our Planet Payment Gateway service competes with them based on the specialized multi-currency solutions we offer. We also work cooperatively with several payment gateway providers to offer Multi-Currency Pricing services online, including PayOn, RocketGate, USAePAY and Plug’n Pay, but also support our services through certain competitors including CyberSource, MiGS and PayPal.

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

Many of our competitors also have substantially greater financial, technological and marketing resources than we have. In addition, our competitors that are financial institutions or are affiliated with financial institutions, may not incur the sponsorship costs we incur for registration with the payment networks. Accordingly, these competitors may be able to offer more attractive fees to our current and prospective clients or other services that we do not provide. Competition could result in a loss of existing clients, and greater difficulty attracting new clients. Furthermore, if competition causes us to reduce the fees we charge in order to attract or retain clients, there is no assurance we can successfully control our costs in order to maintain our profit margins. One or more of these factors could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, we are facing new competitive pressure from non-traditional payments processors and other parties entering the payments industry, such as PayPal, Google, Apple, Alibaba and Amazon, who may compete in one or more of the functions performed in processing merchant transactions. These companies have significant financial resources and robust networks and are highly regarded by consumers. If these companies gain a greater share of total electronic payments transactions or if we are unable to successfully react to changes in the industry spurred by the entry of these new market participants, it could have a material adverse effect on our business, financial condition and results of operations.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, our financial performance may suffer.

We have substantially expanded our overall business, customer base, employee headcount and operations in recent periods both domestically and internationally. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. In particular, we provided our services to approximately 17,000 active merchant locations in 16 countries and territories as of December 31, 2010, approximately 118,000 active merchant locations in 21 countries and territories as of December 31, 2015 and approximately 189,000 active merchant locations in 22 countries and territories as of December 31, 2016. Our growth strategy contemplates further increasing the number of our customers and active merchant locations, however, the rate at which we have been able to establish relationships with our customers and active merchant locations in the past may not be indicative of the rate at which we will be able to do so in the future.

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

Our revenue has historically been seasonal with the first quarter of our year traditionally having less revenue compared to the prior fourth fiscal quarter. We have experienced that increased international travel and spending by consumers around the holiday season during the fourth quarter of our year to have relatively higher revenue than our other quarters. Our seasonal volumes and revenue trends could change from those we have historically experienced upon our entry into new geographies and by new rollouts.

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

As of December 31, 2016, we had a total of twenty-two (22) issued patents in the United States, Australia, India, Indonesia, Japan, Korea, Malaysia, New Zealand, the Philippines, Singapore, South Africa, Sri Lanka and Taiwan, and an allowed application in Canada. We also have patent applications pending in the United States and several other jurisdictions, all of which are counterparts of our United States patents and patent applications. Our patents generally have a duration of 20 years from the respective priority date of each patent.

We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated and we may not be able to prevent third parties from infringing them. In addition, third parties could claim invalidity, co‑inventorship, re‑examination, or assert other claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business.

In addition to patented technology, we rely on our unpatented technology and trade secrets. We generally seek to protect this information by confidentiality, non‑disclosure and assignment of invention agreements with our employees and contractors and with parties with which we do business. These agreements may be breached and we may not have adequate remedies for any such breach. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology. Moreover, our trade secrets may be disclosed or otherwise become known to, or be independently developed by competitors. To the extent that our employees, contractors, or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to copyright ownership and to the rights in related or resulting know‑how and inventions.

In order to protect or enforce our proprietary technology, we may initiate litigation against third parties, such as patent infringement suits or patent interference proceedings. Litigation may be necessary to assert claims of infringement, enforce our patents, protect our trade secrets or know‑how, or determine the enforceability, scope and validity of the proprietary rights of others. Any lawsuits that we initiate could be costly, take significant time and divert management’s attention from other business concerns. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable.

If, for any of the above reasons, our confidential intellectual property is disclosed or misappropriated, it would harm our ability to protect our rights and could adversely affect our business, financial condition and results of operations.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, or JOBS Act. We will remain an “emerging growth company” until the earliest of (i) the last fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of an initial public offering of our equity securities; (iii) the date on which we have issued more than $1 billion in non‑convertible debt during the prior three year period; and (iv) the date on which we are deemed to be a “large accelerated filer.” Pursuant to (ii) above, we will cease to be an emerging growth company effective December 31, 2017.  For as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and at the time we cease to be an emerging growth company, we will be required to provide attestation that we maintain effective disclosure controls and procedures by our registered public accounting firm. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to implement and maintain effective internal control also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that are required to include in our periodic reports filed with the SEC, under Section 404(a) of the Sarbanes‑Oxley Act or the annual auditor attestation reports regarding effectiveness of our internal controls over financial reporting that we will be required to include in our periodic reports filed with the SEC, beginning for our year ending December 31, 2017, unless, under the JOBS Act, we meet certain criteria that would require such reports to be included prior to then, under Section 404(b) of the Sarbanes‑Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of shares of our common stock.

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

As of December 31, 2016, we had available federal net operating loss carry forwards of $56.8 million, the most significant of which expire between 2024 and 2033. Realization of these net operating loss carry forwards is dependent upon future income arising prior to the expiration dates and other factors under the relevant provisions of the Internal Revenue Code of 1986, as amended, or the Code. Our existing net operating loss carry forwards could expire and be unavailable to offset future income tax liabilities or the use of our net operating loss carry forwards could be limited, which would adversely affect our results.

As of December 31, 2016, based on all available evidence, we recorded a tax benefit for tax attribute carryforwards in the jurisdictions in which there is sufficient positive evidence that the deferred tax asset will be realized, resulting in a net deferred tax asset of $21.0 million. As we have recently transitioned from incurring losses since inception to a cumulative positive income position over the four years ended December 31, 2016, we concluded on reversing a portion of the valuation allowance for the fiscal years 2015 and 2016. Although we will continue to evaluate the recoverability of the remaining $0.9 million in fully reserved net operating loss deferred tax assets over the next several quarters, there can be no assurance as to whether we will be able to recover all or any portion of such net operating loss carryforwards.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of listed companies, including the January 2016 stock market correction which resulted in a decline in the S&P 500 of almost 2.5% and a corresponding decline in the NASDAQ of approximately 3%. The market price of our common stock, like the securities of many other technology companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During 2016, the closing price of our common stock on The NASDAQ Stock Market ranged from $2.62 to $4.86 per share. Stock prices of many newly public companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, financial condition and results of operations.

A significant portion of our total outstanding shares may be sold into the market pursuant to registration rights of certain stockholders. If there are substantial sales of shares of our common stock, the price of shares of our common stock could decline.

The price of shares of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. As of February 28, 2017, we had 54,245,374 shares of common stock (which includes 49,557,137 shares of common stock outstanding and 4,688,237 shares of common stock issuable upon the conversion of preferred stock).

The holders of up to an aggregate of 4,688,237 shares of our common stock (which includes shares of our Series A Preferred Stock on an as‑converted to common stock basis) outstanding as of February 28, 2017 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

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

As of February 28, 2017, our directors, executive officers and holders of more than 5% of our common stock (which includes preferred stock on an as converted to common stock basis), together with their affiliates, beneficially own, in the aggregate, 27.1% of our outstanding capital stock.

As a result, these stockholders, acting together, would have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to heavily influence the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of shares of our common stock by:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in Long Beach, New York, where we occupy facilities totaling approximately 8,200 square feet under a lease that expires on December 31, 2017. We have no option to further renew the lease without the consent of the landlord. We use our headquarter facilities for administration, marketing and sales, research and development, operations and information technology. We also lease office space for our subsidiaries around the world, including Delaware, which also hosts one of our data centers, Georgia and Florida in the United States, Bermuda, Beijing and Shanghai in China, Hong Kong, Ireland, Mexico, Singapore, the United Arab Emirates and the United Kingdom. In addition, we rent space for one of our data centers in a secure facility in New York, and also host facilities in Bermuda, Shanghai, Macau and Hong Kong through co‑location arrangements.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On December 17, 2012, shares of our common stock were trading on NASDAQ under the symbol “PLPM.” The following table sets forth, for the quarters indicated, the high and low intra‑day sales prices per share of our common stock on NASDAQ under the symbol “PLPM” for each quarter of our two most recent fiscal years:

	Shares Traded on NASDAQ under the ticker “PLPM”
	(US Dollars)
Fiscal Period	High	Low
Fiscal Year ending December 31, 2016
First Quarter	$3.64	$2.19
Second Quarter	4.69	3.34
Third Quarter	4.97	3.32
Fourth Quarter	4.64	2.75
Fiscal Year ending December 31, 2015
First Quarter	$2.15	$1.45
Second Quarter	2.73	1.80
Third Quarter	3.25	2.06
Fourth Quarter	3.17	2.41

Holders of Common Equity

As of February 28, 2017, there were outstanding 49,557,137 shares of our common stock (which includes preferred stock on an as‑converted to common stock basis) held by approximately 180 stockholders of record. There is no trading market for shares of our Series A Preferred Stock nor do we expect there to be one in the foreseeable future.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of 2016.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In 2014 and 2015, the Board of Directors authorized a total repurchase of $13.5 million of the Company’s outstanding shares of common stock and repurchased a total amount of 3.6 million shares of common stock for an aggregate price of $7.9 million as of December 31, 2015.

From January 1, 2016 to March 9, 2016, the Company repurchased an additional 1.3 million shares under the program for an aggregate price of $3.6 million, thus $2.0 million remained available for repurchase under the program.  As of March 10, 2016, the stock repurchase program was suspended in connection with the tender offer (see disclosure below). On August 2, 2016, the Board of Directors reinstated the Company’s share repurchase program and expanded the authorization by an incremental $4.0 million, bringing its total authorization to $6.0 million. From August 2, 2016 to September 30, 2016, the Company repurchased approximately 1.6 million shares of common stock for an aggregate price of $6.0 million.

On November 1, 2016, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding shares of common stock.  From October 1, 2016 through the date of this filing, the Company did not repurchase any shares of common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The consolidated financial data for the years ended December 31, 2016, 2015, and 2014 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K. The consolidated financial data for the years ended December 31, 2013 and 2012 have been derived from our audited financial statements not included in this Annual Report. You should read the following selected historical consolidated financial data in conjunction with Item 7 “Management’s discussion and analysis of financial condition and results of operations” and the consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10‑K.

Consolidated Statements of Operations Data

	Year ended December 31,
	2016	2015	2014	2013	2012
Consolidated statements of operations data:
Net revenue	$54,337,407	$52,815,088	$47,368,739	$46,566,065	$43,578,016
Income (loss) from operations	$9,821,440	$6,358,590	$3,883,883	$39,853	$(4,241,704)
Net income (loss)(1)	$25,072,002	$10,362,448	$3,160,385	$22,006	$(4,452,305)
Basic net income (loss) per share applicable to common stockholders	$0.46	$0.17	$0.05	$0.00	$(0.09)
Diluted net income (loss) per share applicable to common stockholders	$0.44	$0.17	$0.05	$0.00	$(0.09)
Weighted-average common stock outstanding (basic)	49,472,512	52,545,934	53,494,952	52,943,203	52,187,144
Weighted-average common stock outstanding (diluted)	51,560,798	53,271,248	54,633,181	54,465,285	52,187,144

(1)

For the years ended December 31, 2016 and 2015, net income includes a tax benefit of $16.5 million and $4.8 million, respectively, which primarily relates to a reversal of our tax valuation allowance. Refer to footnote 12 for further information.

Consolidated Balance Sheet Data

	December 31,
	2016	2015	2014	2013	2012
Consolidated balance sheet data:
Cash and cash equivalents	$13,305,816	$14,675,515	$9,837,791	$6,572,468	$6,002,457
Working capital(1)	14,737,795	15,656,266	13,849,054	8,414,313	7,429,390
Total assets	58,583,602	44,506,912	33,931,294	30,391,138	27,318,502
Long-term debt	9,916,000	—	—	—	—
Total liabilities	22,321,561	13,943,396	9,802,023	10,535,647	9,435,645
Accumulated deficit	(43,296,403)	(68,368,405)	(78,730,853)	(81,891,238)	(81,913,244)
Total stockholders’ equity	36,262,041	30,563,516	24,129,271	19,855,491	17,882,857

(1)	Working capital is defined as current assets less current liabilities.

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

Business overview

Planet Payment is a provider of international payment and transaction processing and multi-currency processing services. We provide our services to approximately 189,000 active merchant locations in 22 countries and territories across the Asia-Pacific region, the Americas, the Middle East, Africa and Europe, primarily through our acquiring bank and processor customers, as well as through our own direct sales force. We provide banks and their merchants with innovative services to accept, process and reconcile electronic payments. Our point-of-sale multi-currency payment processing services are designed for merchants in the retail, restaurant, and hospitality environments. We also provide payment services for e-commerce and mail and telephone order merchants. Our point-of-sale and e-commerce services help merchants sell more goods and services to consumers, and are integrated within the payment card transaction process, enabling our acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. Our ATM services provide our domestic and international acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction.  We also offer non-financial transaction processing services that allow merchants to offer a range of commercial services including pre-paid mobile phone top-up and bill payments using the same point-of-sale devices deployed to accept payment cards. We are a registered third party processor with the major card associations and operate in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

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

In 2016, we produced 60% of our revenue internationally and 40% in the United States through a revenue model that generates fees every time a purchase is made across our network.

We manage our business through two operating segments: our multi‑currency processing services and our payment processing services.  The segments are determined based on how our chief operating decision maker manages our business, regularly assesses information and evaluates performance for operating decision-making purposes, including allocation of resources.  For further description of our segments see “Note 15— Segment Information” in the notes to the consolidated financial statements in this Annual Report on Form 10-K.

Our multi‑currency processing services, which include Pay In Your Currency, Multi-Currency Pricing and DCC at ATMs, enable merchants to offer customized pricing in multiple currencies. Our payment processing services comprise end‑to‑end authorization, capture, clearing and settlement services to our customers along with localized language support and online access to advanced reconciliation, reporting and analytics services. For the year ended December 31, 2016, our multi‑currency processing services represented approximately 63% of our revenue and our payment processing services represented approximately 37% of our revenue.

For the years 2016, 2015 and 2014, our net revenue was $54.3 million, $52.8 million and $47.4 million, respectively. In the same periods, our net income was $25.1 million, $10.4 million and $3.2 million, respectively, and our Adjusted EBITDA was $14.6 million, $11.6 million and $9.4 million, respectively. Adjusted EBITDA is a financial measure not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For information on how we calculate Adjusted EBITDA, see “—Key metrics—Adjusted EBITDA.”

Key trends

Our financial results have been and we believe will continue to be impacted by trends in the international payment processing industry, including the global shift toward electronic-based methods of payments and away from paper-based methods of payment, the increasing levels of international travel and commerce and the rapid adoption of e-commerce on a global scale. Our results are impacted by the changes in levels of international spending using electronic methods, and as a result, negative trends in the global economy and other factors which negatively impact international travel may negatively impact the growth in total transaction and dollar volume processed using our platform. The global economy has been undergoing a period of economic uncertainty and stock markets are experiencing high levels of volatility, and it is difficult to predict how long this uncertainty and volatility will continue. For example, the strength of the US Dollar may lead to reduced cross-border travel to the United States and other markets whose currencies are pegged to the US Dollar.

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

The following is a table consisting of non‑GAAP financial measures and certain other business statistics that management monitors:

	Year ended December 31,
	2016	2015	2014
KEY METRICS:
Total active merchant locations (at period end)(1)	189,139	118,019	87,567
Total settled transactions processed(2)	191,562,026	227,477,823	110,668,517
Total settled dollar volume processed(3)	$8,182,526,775	$8,263,216,174	$6,963,223,929
Adjusted EBITDA (non-GAAP)(4)	$14,638,393	$11,606,032	$9,377,048
Capitalized expenditures	$2,083,100	$1,396,998	$1,662,196
Multi-currency processing services key metrics:
Active merchant locations (at period end)(1)	119,538	44,748	39,651
Settled transactions processed(5)	17,476,173	14,854,066	13,423,672
Settled dollar volume processed(6)	$2,855,777,021	$2,856,768,185	$2,651,052,999
Average net mark-up percentage on settled dollar volume processed(7)	1.19%	1.15%	1.12%
Payment processing services key metrics:
Active merchant locations (at period end)(1)	71,092	74,997	48,702
Payment processing services revenue(8)	$20,249,444	$19,351,649	$16,414,654
Settled transactions processed(9)	175,059,209	213,093,249	97,509,492
Settled dollar volume processed(10)	$5,489,967,884	$5,472,138,032	$4,347,230,673

(1)

We consider a merchant location to be active as of a date if the merchant completed at least one revenue-generating transaction at the location during the 90-day period ending on such date.  The total number of active merchant locations exceeds the total number of merchants, as merchants may have multiple locations. As of December 31, 2016, 2015 and 2014, there were 1,491, 1,726 and 786 active merchant locations, respectively, included in both multi-currency and payment processing active merchant locations but are not included in total active merchant locations, in order to eliminate counting these locations twice.

(2)	Represents total settled transactions (excluding other transaction types such as authorizations and rate look-ups).
(3)	Represents total settled dollar volume processed through both our multi-currency and payment processing services.
(4)

We define Adjusted EBITDA as GAAP net income adjusted to exclude (1) interest expense, (2) interest income, (3) (benefit) provision for income taxes, (4) depreciation and amortization, (5) stock-based compensation expense and (6) certain other items management believes affect the comparability of operating results. Please see “—Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

(5)	Represents settled transactions processed using our multi-currency processing services (excluding other transaction types such as authorizations and rate look-ups).
(6)	Represents the total settled dollar volume processed using our multi-currency processing services.
(7)

Represents the average net foreign currency mark-up percentage earned on settled dollar volume processed using our multi-currency processing services. The average net mark-up percentage on settled dollar volume processed is calculated by taking total multi-currency processing services net revenue ($34.0 million, $32.8 million and $29.6 million for the years ended December 31, 2016, 2015 and 2014, respectively) and dividing by settled dollar volume processed (see footnote 6 above).  For purposes of calculating “Average net mark-up percentage on settled dollar volume processed,” multi-currency processing services revenue includes revenue related to multi-currency transactions only.

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

Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income (loss) adjusted to exclude (1) interest expense, (2) interest income, (3) (benefit) provision for income taxes, (4) depreciation and amortization, (5) stock-based compensation expense and (6) certain other items management believes affect the comparability of operating results.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net income, our most directly comparable financial measure in accordance with GAAP:

	Year ended December 31,
	2016	2015	2014
ADJUSTED EBITDA:
Net income	$25,072,002	$10,362,448	$3,160,385
Interest expense	273,873	57,575	65,122
Interest income	(1,763)	(1,579)	(2,212)
(Benefit) provision for income taxes(1)	(15,429,656)	(3,970,360)	800,463
Depreciation and amortization(2)	2,399,392	3,099,990	3,016,783
Stock-based compensation expense	1,820,404	1,774,232	1,109,303
Restructuring charges	504,141	283,726	1,227,204
Adjusted EBITDA (non-GAAP)	$14,638,393	$11,606,032	$9,377,048
(1)

For the years ended December 31, 2016 and 2015, our benefit for income taxes includes a tax benefit of $16.5 million and $4.8 million, respectively, which primarily relates to a reversal of our tax valuation allowance. Refer to footnote 12 for further information.

(2)	For the year ended December 31, 2016, $0.4 million of amortization has been reclassed to restructuring charges.

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

Analysis of revenue by segment and geographical region:

	Year ended December 31,
	2016	2015	2014
Revenue:
APAC	$16,196,244	$16,265,076	$16,621,147
The Americas	10,180,218	7,162,346	6,893,337
EMEA	7,711,501	10,036,017	7,439,601
Total multi-currency processing services revenue	34,087,963	33,463,439	30,954,085
Payment processing services revenue	20,249,444	19,351,649	16,414,654
Net revenue	$54,337,407	$52,815,088	$47,368,739

A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the year ended December 31, 2016, Customer A and Customer G represented 17% and 12% of our revenue, respectively.

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

Restructuring charges.  The charge recorded primarily relates to accelerated amortization of certain assets due to exiting a floor in its corporate location before the end of the lease term.

Other (expense) income, net.  Other (expense) income, net, primarily consists of non‑operating income as well as interest expense related to our line of credit and capital leases.

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

We use a projected discounted cash flow model to determine the fair value of a reporting unit. This discounted cash flow method for determining goodwill may be different from the fair value that would result from an actual transaction between a willing buyer and a willing seller. Projections such as discounted cash flow models are inherently uncertain and accordingly, actual future cash flows may differ materially from projected cash flows. Management judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margins, future capital expenditures, working capital needs, expected foreign currency rates, discount rates and terminal values.  The discount rates used are compiled using independent sources, current trends in similar businesses and other observable market data. Changes to these rates might result in a change in the valuation and determination of the recoverability of goodwill. For example, an increase in the discount rate used to discount cash flows will decrease the computed fair value.  Our impairment tests resulted in excessive fair value over book value ranging from 61% to 67% for our reporting unit.  In order to estimate the fair value of goodwill, we may engage a third party to assist management with the valuation.

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

The entire goodwill balance as of December 31, 2016 is attributable to the acquisition of BPS.  We did not record any impairment of goodwill for the three years ended December 31, 2016.

We evaluate long-lived assets, including property and equipment, capitalized software and finite-lived intangible assets for potential impairment on an individual asset basis or at the lowest level asset grouping for which cash flows can be separately identified. Long-lived asset impairments are assessed whenever changes in circumstances could indicate that the carrying amounts of those productive assets exceed their projected undiscounted cash flows. When it is determined that impairment exists, the related asset group is written down to its estimated fair market value. The determination of future cash flows and the estimated fair value of long-lived assets, involve significant estimates on the part of management. In order to estimate the fair value of a long-lived asset, we may engage a third party to assist management with the valuation. We did not record any impairment of long‑lived assets for the year ended December 31, 2016.  For the year ended December 31, 2015, we recorded an impairment of capitalized software costs of $0.3 million. We did not record any impairment of long‑lived assets for the year ended December 31, 2014.

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

Expected stock price volatility

We estimate the expected volatility using a time-weighted average of the Company’s historical volatility in combination with the historical volatility of similar entities whose common shares are publicly traded.  For every 5% increase or decrease in expected stock price volatility, total stock-based compensation expense for each stock option grant in 2016 would have changed by approximately $10,000.

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

On an annual basis, the Board of Directors are granted either stock options or restricted stock awards. A director’s annual grant vests and becomes exercisable as to 1/12th of the shares each month from the vesting commencement date for option awards, or 12‑months from the grant date in the case of a restricted stock award.

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

Fair value inputs

The fair market value of each stock option award granted has been estimated on the grant date using the Black‑Scholes Option Pricing Model with the following assumptions:

	Year ended December 31,
	2016			2015			2014
Expected life (in years)		5.50		5.41	-	6.00	5.88	-	6.02
Expected volatility (percentage)	35.61	-	35.85	35.11	-	39.57	38.48	-	41.98
Risk-free interest rate (percentage)	1.14	-	1.39	1.52	-	1.94	1.77	-	2.02
Expected dividend yield	—			—			—

For all option grants our Board of Directors set the exercise price of stock options based on a price per share not less than the fair value of our common stock on the date of grant.

The fair market value and implied service period of market based restricted stock grants have been estimated on the grant date using binomial lattice-based valuation pricing models. The fair value of restricted stock grants with service and performance based vesting criteria have been estimated on the grant date using the fair-market value of the Company’s common stock on the date the awards were approved. Refer to footnote 2 for further information.

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

As of December 31, 2015, we had a valuation allowance of $20.6 million against our net deferred tax assets of $27.2 million. After weighing all of the evidence, we determined that the positive evidence in favor of releasing a portion of the valuation allowance outweighed the negative evidence against releasing the allowance as of December 31, 2016. Therefore, we concluded that it was more likely than not that our deferred tax assets, relating primarily to net operating loss carryforwards in the United States, would be realized. As a result, we released $19.6 million of the valuation allowance on our U.S. deferred tax assets as of December 31, 2016.

The positive evidence that weighed in favor of releasing the valuation allowance associated with the deferred tax assets in the U.S. as of December 31, 2016 and ultimately outweighed the negative evidence against releasing the allowance was the following:

•	our U.S. profitability for the year end December 31, 2016 and our expectations regarding the sustainability of these profits;
•	our four-year U.S. cumulative income position as of December 31, 2016;
•	the recent term extensions of certain material customers;
•	our taxable income for 2016 and our expectations regarding the likelihood of future taxable income; and
•	that our net operating loss carryforwards expire from 2024 through 2033.

As of December 31, 2016, we had a valuation allowance of $0.9 million against our deferred tax assets of $23.9 million. We will continue to evaluate the recoverability of the remaining $0.9 million in fully reserved foreign net operating loss deferred tax assets over the next several quarters.

Our policy is to recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements on a particular tax position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.  The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the tax authorities, new information obtained during a tax examination, or resolution of an examination.  We recognize both accrued interest and penalties, where appropriate, related to unrecognized tax benefits in income tax expense.  Our overall effective tax rate is subject to fluctuations because of changes in the geographic mix of earnings, changes to statutory tax rates and tax laws, and because of the impact of various tax audits and assessments, as well as generation of tax credits, and for increases and decreases in the Company’s valuation allowances.

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

	Year ended December 31,
	2016		2015		2014
		% of		% of		% of
	$ amount	revenue	$ amount	revenue	$ amount	revenue
Revenue:
APAC	$16,196,244	29.8%	$16,265,076	30.8%	$16,621,147	35.1%
The Americas	10,180,218	18.7	7,162,346	13.6	6,893,337	14.6
EMEA	7,711,501	14.2	10,036,017	19.0	7,439,601	15.7
Total multi-currency processing services revenue	34,087,963	62.7	33,463,439	63.4	30,954,085	65.4
Payment processing services revenue	20,249,444	37.3	19,351,649	36.6	16,414,654	34.6
Net revenue	54,337,407	100.0	52,815,088	100.0	47,368,739	100.0
Operating expenses:
Cost of revenue:
Payment processing services fees	10,450,006	19.2	10,903,660	20.6	10,403,679	22.0
Processing and service costs	12,701,351	23.4	14,860,804	28.2	13,483,282	28.5
Total cost of revenue	23,151,357	42.6	25,764,464	48.8	23,886,961	50.5
Selling, general and administrative expenses	20,860,469	38.4	20,408,308	38.7	18,370,691	38.8
Restructuring charges	504,141	0.9	283,726	0.5	1,227,204	2.6
Total operating expenses	44,515,967	81.9	46,456,498	88.0	43,484,856	91.9
Income from operations	9,821,440	18.1	6,358,590	12.0	3,883,883	8.1
Other (expense) income:
Interest expense	(273,873)	(0.5)	(57,575)	(0.1)	(65,122)	(0.1)
Interest income	1,763	0.0	1,579	0.0	2,212	0.0
Other income	93,016	0.2	89,494	0.2	139,875	0.3
Total other (expense) income, net	(179,094)	(0.3)	33,498	0.1	76,965	0.2
Income from operations before benefit (provision) for income taxes	9,642,346	17.8	6,392,088	12.1	3,960,848	8.3
Benefit (provision) for income taxes(1)	15,429,656	28.4	3,970,360	7.5	(800,463)	(1.7)
Net income	$25,072,002	46.2%	$10,362,448	19.6%	$3,160,385	6.6%
(1)

For the years ended December 31, 2016 and 2015, our benefit for income taxes includes a tax benefit of $16.5 million and $4.8 million, respectively, which primarily relates to a reversal of our tax valuation allowance. Refer to footnote 12 for further information.

Comparison of the years ended December 31, 2016 and 2015

Revenue

	Year ended December 31,		Variance
	2016	2015	Amount	Percent
APAC	$16,196,244	$16,265,076	$(68,832)	(0)%
The Americas	10,180,218	7,162,346	3,017,872	42
EMEA	7,711,501	10,036,017	(2,324,516)	(23)
Total multi-currency processing services revenue	34,087,963	33,463,439	624,524	2
Payment processing services revenue	20,249,444	19,351,649	897,795	5
Net revenue	$54,337,407	$52,815,088	$1,522,319	3

Net revenue increased $1.5 million, or 3%, to $54.3 million for the year ended December 31, 2016 from $52.8 million for the year ended December 31, 2015. These changes are described below.

Multi‑currency processing services revenue

APAC multi‑currency processing services revenue.  APAC multi‑currency processing services revenue was $16.2 million for the year ended December 31, 2016 and $16.3 million for the year ended December 31, 2015. The APAC multi‑currency processing services revenue key business metrics are as follows:

	Year ended December 31,		Variance
	2016	2015	Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	19,978	16,182	3,796	23%
APAC multi-currency processing settled transactions processed	7,050,447	6,383,901	666,546	10
APAC multi-currency processing settled dollar volume processed	$1,453,871,325	$1,419,958,517	$33,912,808	2
APAC average net mark-up % on settled dollar volume processed	1.11%	1.15%	(0.04)%	(3)

The 3% decrease in average net mark-up percentage on settled dollar volume processed resulted in a $0.5 million decrease to revenue, offset in part by a 2% increase in settled dollar volume processed which resulted in a $0.4 million increase to revenue.  The decrease in average net mark-up percentage on settled dollar volume processed was primarily due to our five-year extension with Global Payments effective June 2015.

The Americas multi‑currency processing services revenue.  The Americas multi‑currency processing services revenue increased $3.0 million, or 42%, to $10.2 million for the year ended December 31, 2016 from $7.2 million for the year ended December 31, 2015. The Americas multi‑currency processing services revenue key business metrics are as follows:

	Year ended December 31,				Variance
	2016		2015		Amount	Percent
The Americas multi-currency processing active merchant locations (at period end)	82,878		15,766		67,112	426%
The Americas multi-currency processing settled transactions processed	4,859,844		3,295,602		1,564,242	47
The Americas multi-currency processing settled dollar volume processed	$533,382,999		$361,967,664		$171,415,335	47
The Americas average net mark-up % on settled dollar volume processed	1.90	%*	1.80	%*	0.10%	6

(*) For purposes of calculating “Average net mark-up percentage on settled dollar volume processed,” multi-currency processing services revenue includes revenue related to multi-currency transactions only.

The 47% increase in settled dollar volume processed resulted in a $3.3 million increase to revenue and a 6% increase in average net mark-up percentage on settled dollar volume processed resulted in a $0.3 million increase to revenue.  These increases were offset by a decrease in revenues earned on non-transactional services of $0.6 million. The increase in settled dollar volume processed and average net mark-up percentage is primarily due to the growth in our e-commerce and ATM offerings.

EMEA multi‑currency processing services revenue.  EMEA multi‑currency processing services revenue decreased $2.3 million, or 23%, to $7.7 million for the year ended December 31, 2016 from $10.0 million for the year ended December 31, 2015. The EMEA multi-currency processing services revenue key business metrics are as follows:

	Year ended December 31,		Variance
	2016	2015	Amount	Percent
EMEA multi-currency processing active merchant locations (at period end)	16,682	12,800	3,882	30%
EMEA multi-currency processing settled transactions processed	5,565,882	5,174,563	391,319	8
EMEA multi-currency processing settled dollar volume processed	$868,522,697	$1,074,842,004	$(206,319,307)	(19)
EMEA average net mark-up % on settled dollar volume processed	0.89%	0.93%	(0.04)%	(4)

The 19% decrease in settled dollar volume processed resulted in a $1.8 million decrease in revenue and a 4% decrease in average net mark-up percentage on settled dollar volume processed resulted in a $0.5 million decrease to revenue.  The decrease in settled dollar volume processed was primarily due to the activation of new currencies in 2015 which have decreased in 2016.

Payment processing services revenue

Payment processing services revenue is primarily earned from transaction processing services for customers in the Americas. Payment processing services revenue increased $0.9 million, or 5%, to $20.2 million for the year ended December 31, 2016 from $19.4 million for the year ended December 31, 2015. The increase was primarily due to transaction processing fees arising from the roll-out of new payment processing customers.

Cost of revenue

	Year ended December 31,		Variance
	2016	2015	Amount	Percent
Payment processing services fees	$10,450,006	$10,903,660	$(453,654)	(4)%
Processing and service costs	12,701,351	14,860,804	(2,159,453)	(15)
Total cost of revenue	$23,151,357	$25,764,464	$(2,613,107)	(10)

Payment processing services fees

The decrease in payment processing service fees of $0.4 million, or 4%, to $10.5 million for the year ended December 31, 2016 from $10.9 million for the year ended December 31, 2015 is a direct result of the mix of business within the payment processing service revenue.

Processing and service costs

The decrease in processing and service costs of $2.2 million, or 15%, to $12.7 million for the year ended December 31, 2016 from $14.9 million for the year ended December 31, 2015 was primarily the result of a $0.7 million decrease in software amortization and a $1.5 million decrease in multi-currency referral commissions earned by third party agents.

Selling, general and administrative expenses

	Year ended December 31,		Variance
	2016	2015	Amount	Percent
Selling, general and administrative expenses	$20,860,469	$20,408,308	$452,161	2%

Selling, general and administrative expenses increased $0.5 million, or 2%, to $20.9 million for the year ended December 31, 2016 from $20.4 million for the year ended December 31, 2015.  The increase in selling, general and administrative expenses was primarily due to a 0.3 million increase in salary compensation, a $0.2 million increase in travel costs and a $0.1 million increase in recruiting expense, offset by a $0.2 million decrease in professional fees.

Restructuring charges

For the year ended December 31, 2016, the Company recorded $0.5 million of restructuring charges, of which approximately $0.4 million represents the accelerated amortization of certain assets due to exiting a floor in its corporate location before the end of the lease term and other non-recurring charges. Refer to footnote 6 for further information. The remaining amount represents the cash components of severance and benefits paid during the year.

For the year ended December 31, 2015, the Company recorded $0.3 million of restructuring charges in connection with a realignment of its workforce.  These charges primarily include employee severance and benefits.

Benefit for income taxes

For 2016, the benefit for income taxes of $15.4 million related to current tax from operations of $1.1 million, which is primarily the result of revenue withholding taxes paid in foreign tax jurisdictions.  The current tax expense was fully offset by a reversal of the valuation allowance of the deferred tax asset that pertains to our net operating loss carryforwards in the United States and changes in certain deferred tax items in foreign entities.  Based on all available evidence, we recorded a tax benefit of $16.5 million for tax attribute carryforwards in the jurisdictions in which there is sufficient positive evidence that the deferred tax asset will be realized.

For 2015, the benefit for income taxes of $4.0 million related to current tax from foreign operations of $1.5 million, which was primarily the result of revenue withholding taxes paid in foreign tax jurisdictions.  The 2015 tax expense from foreign operations included an expense of $0.7 million related to a foreign tax receivable that was expensed as collectability was no longer deemed probable.  The tax expense was fully offset by a partial reversal of the valuation allowance of the deferred tax asset that pertains to our net operating loss carryforwards in the United States and changes in certain deferred tax items in foreign entities.  Based on all available evidence, we recorded a tax benefit of $6.2 million for tax attribute carryforwards in the jurisdictions in which there is sufficient positive evidence that the deferred tax asset will be realized.  In addition, the deferred tax expense from outside the United States included an expense of $0.5 million related to the reversal of a previously deferred tax asset as we determined that the deferred tax asset would not be utilized and the impact on current and prior years accounts were immaterial.

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

31, 2014. The decrease in APAC multi‑currency processing services revenue was driven by changes in the following key business metrics:

	Year ended December 31,		Variance
	2015	2014	Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	16,182	14,135	2,047	14%
APAC multi-currency processing settled transactions processed	6,383,901	6,106,752	277,149	5
APAC multi-currency processing settled dollar volume processed	$1,419,958,517	$1,492,706,712	$(72,748,195)	(5)
APAC average net mark-up % on settled dollar volume processed	1.15%	1.11%	0.04%	4

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

The Americas multi‑currency processing services revenue.  The Americas multi‑currency processing services revenue increased $0.3 million, or 4%, to $7.2 million for the year ended December 31, 2015 from $6.9 million for the year ended December 31, 2014. The increase in the Americas multi‑currency processing services revenue was driven by changes in the following key business metrics:

	Year ended December 31,			Variance
	2015	2014		Amount	Percent
The Americas multi-currency processing active merchant locations (at period end)	15,766	14,705		1,061	7%
The Americas multi-currency processing settled transactions processed	3,295,602	2,763,093		532,509	19
The Americas multi-currency processing settled dollar volume processed	$361,967,664	$331,353,923		$30,613,741	9
The Americas average net mark-up % on settled dollar volume processed	1.80%	1.67	%*	0.13%	8

(*)  For purposes of calculating “Average net mark‑up percentage on settled dollar volume processed”, multi‑currency processing services revenue includes revenue related to multi‑currency transactions only.

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

31, 2014. The increase in EMEA multi-currency processing services revenue was driven by changes in the following key business metrics:

	Year ended December 31,		Variance
	2015	2014	Amount	Percent
EMEA multi-currency processing active merchant locations (at period end)	12,800	10,811	1,989	18%
EMEA multi-currency processing settled transactions processed	5,174,563	4,553,827	620,736	14
EMEA multi-currency processing settled dollar volume processed	$1,074,842,004	$826,992,364	$247,849,640	30
EMEA average net mark-up % on settled dollar volume processed	0.93%	0.90%	0.03%	3

The 30% increase in settled dollar volume processed resulted in a $2.3 million increase to revenue and a 3% increase in our average net mark-up percentage on settled dollar volume processed resulted in a $0.3 million increase to revenue. The increase in settled dollar volume processed is primarily due to the activation of new currencies in 2015.

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

Benefit (provision) for income taxes

For 2015, the benefit for income taxes of $4.0 million related to current tax from foreign operations of $1.5 million, which was primarily the result of revenue withholding taxes paid in foreign tax jurisdictions.  The 2015 tax expense from foreign operations included an expense of $0.7 million related to a foreign tax receivable that was expensed as collectability was no longer deemed probable.  The tax expense was fully offset by a partial reversal of the valuation allowance of the deferred tax asset that pertains to our net operating loss carryforwards in the United States and changes in certain deferred tax items in foreign entities.  Based on all available evidence, we recorded a tax benefit of $6.2 million for tax attribute carryforwards in the jurisdictions in which there is sufficient positive evidence that the deferred tax asset will be realized.  In addition, the deferred tax expense from outside the United States included an expense of $0.5 million related to the reversal of a previously deferred tax asset as we determined that the deferred tax asset would not be utilized and the impact on current and prior years accounts were immaterial.

For the year ended December 31, 2014 the provision for income taxes of $0.8 million related to current tax from foreign operations primarily the result of revenue withholding taxes paid in foreign tax jurisdictions.

Quarterly results of operations

The following tables set forth selected unaudited quarterly statements of operations data for the last eight fiscal quarters. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this Annual Report on Form 10‑K and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10‑K. These quarterly operating results are not necessarily indicative of our operating results for any future period.

2016 (unaudited)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net revenue	$13,684,513	$13,103,376	$13,621,239	$13,928,279
Gross profit(1)	7,492,621	6,844,564	7,961,862	8,887,003
Income from operations	2,011,907	1,514,404	2,510,181	3,784,948
Net income(2)	$1,760,305	$1,282,723	$2,225,413	$19,803,561
Basic net income per share applicable to common stockholders(4)	$0.03	$0.02	$0.04	$0.37
Diluted net income per share applicable to common stockholders(4)	$0.03	$0.02	$0.04	$0.36
Weighted-average common stock (basic)	50,771,451	49,602,206	49,179,596	48,421,891
Weighted-average common stock (diluted)	52,062,499	51,987,695	51,254,223	50,370,663

2015 (unaudited)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net revenue	$12,132,770	$12,683,359	$12,618,413	$15,380,546
Gross profit(1)	6,306,626	6,706,816	6,150,091	7,887,091
Income from operations	1,836,226	1,994,112	208,625	2,319,627
Net income(3)	$1,711,626	$1,875,328	$105,971	$6,669,523
Basic net income per share applicable to common stockholders(4)	$0.03	$0.03	$0.00	$0.11
Diluted net income per share applicable to common stockholders(4)	$0.03	$0.03	$0.00	$0.11
Weighted-average common stock (basic)	53,800,606	53,082,296	51,360,758	51,833,492
Weighted-average common stock (diluted)	54,448,382	53,830,534	52,384,391	52,953,205

(1)	For the purposes of this table, gross profit is defined as net revenue less total cost of revenue.
(2)	Fourth quarter 2016 net income includes a net tax benefit of $16.5 million which is primarily related to a reversal of our tax valuation allowance. Refer to footnote 12 for further information.
(3)

Fourth quarter 2015 net income includes a tax benefit of $4.0 million which is primarily related to a reversal of our tax valuation allowance partially offset by certain other tax adjustments in the fourth quarter. Refer to footnote 12 for further information.

(4)	The addition of earnings per share by quarter may not equal total earnings per share for the year or interim period.

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

Sources of liquidity

As of December 31, 2016, we had approximately $13.3 million in cash and cash equivalents of which we had $7.3 million in cash held by foreign subsidiaries. Currently, if we were to repatriate cash held by our foreign subsidiaries, to the extent that such repatriation was a taxable event, we could utilize a portion of our $56.8 million net operating loss carry forward to offset the tax obligation, so that no U.S. tax liability would arise. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

On June 10, 2015, we entered into a $10.0 million secured revolving credit facility (the “Credit Facility”) with Citizens Bank, N.A. (“Citizens”) pursuant to a Credit and Security Agreement by and among the Company, certain affiliates thereof as borrowers or guarantors, and Citizens (the “Credit Agreement”). The line of credit under the Credit Agreement is secured by substantially all of our personal property, including our intellectual property and that of our subsidiaries that are borrowers or guarantors.  We may use the Credit Facility for general corporate purposes and repurchases of our issued and outstanding capital stock. As of December 31, 2016, our borrowing capacity was $20.0 million.  The interest rate applicable to committed borrowings is tied to LIBOR plus a margin of 2.5%.  The Credit Agreement also provides for a letter of credit sub-facility of up to $2.0 million. The Credit Agreement contains customary affirmative and negative covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios, as well as an obligation to maintain a minimum availability requirement of at least $5.0 million in the aggregate of cash and availability under the line of credit. The Credit Facility matures on December 31, 2021 and is payable in full upon maturity. As of December 31, 2016, we had $9.9 million outstanding under the credit facility and were in compliance with all financial covenants contained in the Credit Agreement.

On February 2, 2017, we entered into an amendment to the Credit Agreement, amending our secured revolving Credit Facility, increasing our borrowing capacity from $20.0 million to $30.0 million, and extending its term to mature to December 31, 2021.  Refer to footnote 8 for further information.

Capital expenditures

Our capital expenditures related to property and equipment, software development costs, and intangible assets were $2.1 million in 2016, $1.4 million in 2015 and $1.7 million in 2014. The 2016 capital expenditures were primarily attributable to our investment in the business primarily through capital expenditures for network infrastructure and investments in software development and equipment.

Cash flows

	Year ended December 31,
	2016	2015	2014
Cash provided by operating activities	$11,223,939	$12,186,422	$5,245,899
Cash used for investing activities	(1,746,222)	(1,426,657)	(1,521,756)
Cash used for financing activities	(10,847,416)	(5,922,041)	(458,820)

Operating activities

Cash provided by operating activities during the year ended December 31, 2016 was $11.2 million, comprising of $13.1 million of cash generated by operations and a net decrease in our operating assets and liabilities of $1.9 million. This net decrease in our operating assets and liabilities of $1.9 million primarily consisted of a $2.7 million decrease in accounts payable and accrued expenses and a $0.1 decrease in due to merchants, offset in part by a, $0.5 million decrease in other long-term assets, a $0.3 million decrease in accounts receivable, prepaid expenses and other current assets and a $0.1 million decrease in settlement assets. Cash generated by operations of $13.1 million was inclusive of net income of $25.1 million and total non‑cash adjustments of $11.9 million.  Significant non-cash adjustments to net income primarily include deferred tax benefit of $16.5 million, depreciation and amortization expense of $2.7 million, stock compensation expense of $1.8 million and a provision of doubtful accounts of $0.1 million.

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

Investing activities

Cash used for investing activities for the year ended December 31, 2016 was $1.7 million, which was primarily attributable to the investment in the business through capital expenditures for network infrastructure, investments in software development and purchases of intangible assets.

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

Financing activities

Cash used for financing activities for the year ended December 31, 2016 was $10.8 million, comprised of $23.8 million of treasury stock repurchases, $13.9 million of credit facility borrowings, $4.0 million of credit facility repayments, $0.3 million in payments for capital lease obligations and $3.4 million in proceeds from the exercise of stock options.

Cash used for financing activities for the year ended December 31, 2015 was $5.9 million, comprising of $7.1 million of treasury stock repurchased and $0.5 million in payments for capital lease obligations, offset by $1.7 million in proceeds from the exercise of stock options.

Cash used for financing activities for the year ended December 31, 2014 was $0.5 million, comprising of $0.8 million of treasury stock repurchased and $0.6 million in payments for capital lease obligations, offset by $0.9 million in proceeds from the exercise of stock options.

Stock repurchase program

In 2014 and 2015, the Board of Directors authorized a total repurchase of $13.5 million of the Company’s outstanding shares of common stock and repurchased a total amount of 3.6 million shares of common stock for an aggregate price of $7.9 million as of December 31, 2015.

From January 1, 2016 to March 9, 2016, the Company repurchased an additional 1.3 million shares under the program for an aggregate price of $3.6 million, thus $2.0 million remained available for repurchase under the program.  As of

March 10, 2016, the stock repurchase program was suspended in connection with the tender offer (see disclosure below). On August 2, 2016, the Board of Directors reinstated the Company’s share repurchase program and expanded the authorization by an incremental $4.0 million, bringing its total authorization to $6.0 million. From August 2, 2016 to September 30, 2016, the Company repurchased approximately 1.6 million shares of common stock for an aggregate price of $6.0 million.

On November 1, 2016, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding shares of common stock.  From October 1, 2016 through the date of this filing, the Company did not repurchase any shares of common stock.

Tender offer

On March 10, 2016, our Board of Directors authorized us to commence a modified “Dutch auction” tender offer to repurchase up to $15.0 million of our outstanding shares of common stock at a tender price of not less than $3.20 per share or greater than $3.60 per share. The tender offer commenced on March 14, 2016 and expired on April 11, 2016. On April 12, 2016, we paid $14.2 million, including transaction costs, to repurchase approximately 3.9 million shares at a tender price of $3.60 per share. The repurchased shares of common stock became treasury shares.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of December 31, 2016:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	$2,668,844	$1,176,928	$1,317,681	$167,033	$7,202
Capital lease obligations	281,085	176,022	97,634	7,429	—
Acquiring bank sponsorship agreement obligations	716,667	416,667	300,000	—	—
Revolving credit facility	9,916,000	—	—	9,916,000	—
Total contractual cash obligations	$13,582,596	$1,769,617	$1,715,315	$10,090,462	$7,202

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

Employment agreements

Pursuant to employment agreements with certain employees, we had a commitment to pay severance of approximately $1.2 million and $0.9 million as of December 31, 2016 and 2015, respectively, in the event of termination without cause, as defined in the agreements. Additionally, in the event of termination upon a change of control, as defined in the agreements, we had a commitment to pay severance of $1.4 million and $1.1 million as of December 31, 2016 and 2015, respectively.

Uncertain tax positions

We have reviewed and evaluated the relevant technical merits of each of our tax positions and determined that there are no uncertain tax positions that would have a material impact on our financial statements.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The new guidance includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers.  The original effective date of ASU 2014-09 of January 1, 2017 has been delayed until January 1, 2018.  Early adoption is not permitted before the original effective date.  The standard allows for either retrospective application to each reporting period presented or retrospective application with the cumulative effect of initially applying this update recognized at the date of initial application.  Through the use of various data gathering methods, the Company is categorizing the types of sales for our business units for the purpose of comparing how we currently recognize revenue for the purpose of quantifying the impact, if any, that this ASU will have on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU No. 2016-02”).  The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in ASU No. 2016-02 is permitted for all entities.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While the Company is currently evaluating the effect ASU 2016-02 will have on the condensed consolidated financial statements and disclosures, the adoption of this ASU will result in a significant increase to the Company’s stated assets and liabilities.

In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-08”). The amendments in ASU 2016-08 do not change the core principle of the guidance. The amendments clarify the implementation guidance on principal versus agent considerations.   The update suggests that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The effective date and transition requirements for the amendments in ASU 2016-08 are the same as the effective date and transition requirements of ASU 2014-09.  Through the use of various data gathering methods, the Company is categorizing the types of sales for our business units for the purpose of comparing how we currently recognize revenue for the purpose of quantifying the impact, if any, that this ASU will have on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718) (“ASU No. 2016-09”).  This update is part of the FASB’s Simplification Initiative, which simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. The Company will adopt ASU 2016-09 in the first quarter of 2017. We do not expect a material impact on our financial condition, results of operations or cash flows from the adoption of this guidance.

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-10”). The amendments in this update do not change the core principle of the guidance. The amendments in this update clarify the identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  The amendments in this update clarify that contractual provisions that, explicitly or implicitly, require an entity to transfer control of additional goods or services to a customer should be distinguished from contractual provisions that, explicitly or implicitly, define the attributes of a single promised license.  The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of update ASU 2014-09.  Through the use of various data gathering methods, the Company is categorizing the types of sales for our business units for the purpose of comparing how we currently recognize revenue for the purpose of quantifying the impact, if any, that this ASU will have on our consolidated financial statements.

In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-12”), in which the FASB finalized the guidance in the new revenue standard on collectibility, noncash consideration, presentation of sales tax, and transition.  The amendments are intended to address implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group, and provide additional practical expedients.  The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of update ASU 2014-09.  Through the use of various data gathering methods, the Company is categorizing the types of sales for our business units for the purpose of comparing how we currently recognize revenue for the purpose of quantifying the impact, if any, that this ASU will have on our consolidated financial statements.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”), to address the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows.  ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new standard is effective fiscal years beginning after December 15, 2017, and interim periods within those fiscal periods. Early adoption is permitted, including adoption in an interim period.  We do not expect a material impact on our financial condition, results of operations or cash flows from the adoption of this guidance.

In December 2016, the FASB issued Accounting Standards Update No. 2016-19, Technical Corrections and Improvements (“ASU 2016-19”), to simplify Accounting Standards Codification updates for technical corrections, clarifications, and minor improvements.  The amendments in this new standard do not require transition guidance and is effective upon issuance of this Update. We do not expect a material impact on our financial condition, results of operations or cash flows from the adoption of this guidance.

In December 2016, the FASB issued Accounting Standards Update No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”) to increase stakeholders’ awareness of the proposals and to expedite improvements to Update 2014-09.  The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of update ASU 2014-09.  We do not expect a material impact on our financial condition, results of operations or cash flows from the adoption of this guidance.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350) (“ASU 2017-04”), to simplify how all companies assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  All companies will perform their annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value. If the fair value exceeds the carrying amount, no impairment should be recorded. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We do not expect a material impact on our financial condition, financial statements or accounting policies from the adoption of this guidance.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We had cash and cash equivalents totaling $13.3 million and $14.7 million as of December 31, 2016 and 2015, respectively. The cash and cash equivalents are held for working capital purposes. We did not have any derivative financial instruments as of December 31, 2016 and 2015. We are not exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates given the historic low levels of interest being earned on the short‑term fixed‑rate cash operating accounts. In addition, the interest rate on our Credit Facility borrowings are based on LIBOR plus a margin of 2.5%. Any material increases to LIBOR could negatively impact our interest expense on our Credit Facility.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Planet Payment, Inc.

Long Beach, New York

We have audited the accompanying consolidated balance sheets of Planet Payment, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the three years in the period ended December 31, 2016 listed in the accompanying index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planet Payment, Inc. at December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule for each of the three years in the period ended December 31, 2016, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

New York, New York

March 8, 2017

Planet Payment, Inc.

Consolidated Balance Sheets

	December 31,
	2016	2015
Current assets:
Cash and cash equivalents	$13,305,816	$14,675,515
Restricted cash	4,981,472	5,050,147
Accounts receivable, net of allowances of $0.1 million as of December 31, 2016 and December 31, 2015	6,060,533	6,406,496
Prepaid expenses and other assets	1,940,544	1,800,566
Total current assets	26,288,365	27,932,724
Other assets:
Restricted cash	550,402	551,917
Property and equipment, net	1,674,410	1,811,619
Software development costs, net	4,197,142	3,964,454
Intangible assets, net	827,474	1,378,264
Goodwill	276,786	286,852
Deferred tax asset	22,673,206	6,206,313
Other long-term assets	2,095,817	2,374,769
Total other assets	32,295,237	16,574,188
Total assets	$58,583,602	$44,506,912
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$830,479	$306,520
Accrued expenses	5,353,735	6,438,600
Due to merchants	5,199,390	5,240,427
Current portion of capital leases	166,966	290,911
Total current liabilities	11,550,570	12,276,458
Long-term liabilities:
Long-term debt	9,916,000	—
Other long-term liabilities	854,991	1,666,938
Total long-term liabilities	10,770,991	1,666,938
Total liabilities	22,321,561	13,943,396
Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock—10,000,000 shares authorized as of December 31, 2016 and December 31, 2015, $0.01 par value: Series A—1,535,398 issued and outstanding as of December 31, 2016 and 2,243,750 issued and outstanding as of December 31, 2015; $6,141,592 and $8,975,000 aggregate liquidation preference as of December 31, 2016 and December 31, 2015, respectively	15,354	22,438
Common stock—250,000,000 shares authorized as of December 31, 2016 and December 31, 2015, $0.01 par value, and 59,666,333 issued and 49,290,979 shares outstanding as of December 31, 2016, and 56,191,389 issued and 52,585,503 shares outstanding as of December 31, 2015	596,663	561,914
Treasury stock, at cost, 10,375,354 shares and 3,605,886 shares as of December 31, 2016 and December 31, 2015, respectively	(31,726,486)	(7,883,012)
Additional paid-in capital	111,327,321	106,741,026
Accumulated other comprehensive loss	(654,408)	(510,445)
Accumulated deficit	(43,296,403)	(68,368,405)
Total stockholders’ equity	36,262,041	30,563,516
Total liabilities and stockholders’ equity	$58,583,602	$44,506,912

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Consolidated Statements of Income

	Year ended December 31,
	2016	2015	2014
Revenue:
Net revenue	$54,337,407	$52,815,088	$47,368,739
Operating expenses:
Cost of revenue:
Payment processing service fees	10,450,006	10,903,660	10,403,679
Processing and service costs	12,701,351	14,860,804	13,483,282
Total cost of revenue	23,151,357	25,764,464	23,886,961
Selling, general and administrative expenses	20,860,469	20,408,308	18,370,691
Restructuring charges	504,141	283,726	1,227,204
Total operating expenses	44,515,967	46,456,498	43,484,856
Income from operations	9,821,440	6,358,590	3,883,883
Other (expense) income:
Interest expense	(273,873)	(57,575)	(65,122)
Interest income	1,763	1,579	2,212
Other income	93,016	89,494	139,875
Total other (expense) income, net	(179,094)	33,498	76,965
Income from operations before benefit (provision) for income taxes	9,642,346	6,392,088	3,960,848
Benefit (provision) for income taxes	15,429,656	3,970,360	(800,463)
Net income	$25,072,002	$10,362,448	$3,160,385
Basic net income per share applicable to common stockholders	$0.46	$0.17	$0.05
Diluted net income per share applicable to common stockholders	$0.44	$0.17	$0.05
Weighted-average common stock outstanding (basic)	49,472,512	52,545,934	53,494,952
Weighted-average common stock outstanding (diluted)	51,560,798	53,271,248	54,633,181

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2016	2015	2014
Net income	$25,072,002	$10,362,448	$3,160,385
Foreign currency translation adjustment	(143,963)	(336,671)	(309,005)
Total comprehensive income	$24,928,039	$10,025,777	$2,851,380

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$25,072,002	$10,362,448	$3,160,385
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,820,404	1,811,156	1,263,660
Depreciation and amortization expense	2,657,255	3,099,990	3,016,783
Provision for doubtful accounts	62,681	8,388	46,652
Deferred tax benefit	(16,466,893)	(5,478,818)	—
Loss on disposal of property and equipment	500	—	—
Changes in operating assets and liabilities:
Decrease (increase) in settlement assets	91,162	(957,909)	1,055,984
Decrease (increase) in accounts receivables, prepaid expenses and other current assets	330,610	346,422	(743,358)
Decrease (increase) in other long-term assets	529,213	911,138	(62,992)
(Decrease) increase in accounts payable and accrued expenses	(2,678,860)	1,292,718	(2,005,464)
(Decrease) increase in due to merchants	(63,524)	963,550	(419,222)
Other	(130,611)	(172,661)	(66,529)
Net cash provided by operating activities	11,223,939	12,186,422	5,245,899
Cash flows from investing activities:
Increase in restricted cash	(20,972)	(44,501)	(1,738,571)
Increase (decrease) in merchant reserves	22,487	(75,322)	1,752,521
Purchase of property and equipment	(437,308)	(183,090)	(117,412)
Capitalized software development	(1,294,129)	(1,102,765)	(1,292,314)
Purchase of intangible assets	(16,300)	(20,979)	(125,980)
Net cash used for investing activities	(1,746,222)	(1,426,657)	(1,521,756)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,420,957	1,657,591	934,032
Principal payments on capital lease obligations	(340,899)	(519,223)	(570,249)
Borrowings under credit facility	13,916,000	—	—
Repayments under credit facility	(4,000,000)	—	—
Purchase of treasury stock	(23,843,474)	(7,060,409)	(822,603)
Net cash used for financing activities	(10,847,416)	(5,922,041)	(458,820)
Effect of exchange rate changes on cash and cash equivalents(*)	—	—	—
Net (decrease) increase in cash and cash equivalents	(1,369,699)	4,837,724	3,265,323
Cash and cash equivalents at beginning of period	14,675,515	9,837,791	6,572,468
Cash and cash equivalents at end of period	$13,305,816	$14,675,515	$9,837,791
Supplemental disclosure:
Cash paid for:
Interest	$247,138	$33,499	$64,585
Income taxes	1,027,864	765,380	765,807
Non-cash investing and financing activities:
Common stock issued for preferred stock conversion	21,629	—	—
Common stock issued for stock options exercised	152	184	1,390
Assets acquired under capital leases	122,630	156,129	429,611
Accrued capitalized hardware, software and fixed assets	307,660	57,163	74,017
Capitalized stock-based compensation	27,703	33,001	52,473

(*)For the years ended December 31, 2016, 2015 and 2014, the effect of exchange rate changes on cash and cash equivalents was immaterial.

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity

	Convertible preferred stock
	$0.01 par value—		Common stock
	10,000,000 shares		$0.01 par value—
	authorized as of		250,000,000 shares
	December 31, 2013		authorized as of
	2014, 2015 and 2016		December 31, 2013		Common Stock,			Accumulated
	Series A		2014, 2015 and 2016		In Treasury		Additional	Other		Total
	Shares	Shares	Shares	Shares	Shares	Shares	Paid-in	Comprehensive	Accumulated	Stockholders’
	Issued	Par Value	Issued	Par Value	Issued	Value	Capital	Income (loss)	Deficit	Equity
Balance—December 31, 2013	2,243,750	$22,438	55,037,488	$550,375	—	$—	$101,038,685	$135,231	$(81,891,238)	$19,855,491
Treasury stock	—	—	—	—	503,100	(822,603)	—	—	—	(822,603)
Restricted stock, net	—	—	(243)	(3)	—	—	(5,159)	—	—	(5,162)
Warrants exercised	—	—	79,677	797	—	—	(797)	—	—	—
Options exercised	—	—	564,077	5,641	—	—	928,391	—	—	934,032
Stock-based compensation expense	—	—	—	—	—	—	1,316,133	—	—	1,316,133
Cumulative translation adjustment	—	—	—	—	—	—	—	(309,005)	—	(309,005)
Net income	—	—	—	—	—	—	—	—	3,160,385	3,160,385
Balance—December 31, 2014	2,243,750	22,438	55,680,999	556,810	503,100	(822,603)	103,277,253	(173,774)	(78,730,853)	24,129,271
Treasury stock	—	—	—	—	3,102,786	(7,060,409)	—	—	—	(7,060,409)
Restricted stock, net	—	—	(272,724)	(2,727)	—	—	(30,144)	—	—	(32,871)
Options exercised	—	—	783,114	7,831	—	—	1,649,760	—	—	1,657,591
Stock-based compensation expense	—	—	—	—	—	—	1,844,157	—	—	1,844,157
Cumulative translation adjustment	—	—	—	—	—	—	—	(336,671)	—	(336,671)
Net income	—	—	—	—	—	—	—	—	10,362,448	10,362,448
Balance—December 31, 2015	2,243,750	22,438	56,191,389	561,914	3,605,886	(7,883,012)	106,741,026	(510,445)	(68,368,405)	30,563,516
Treasury stock	—	—	—	—	6,769,468	(23,843,474)	—	—	—	(23,843,474)
Stock issued upon conversion of Convertible Preferred Stock Series A	(708,352)	(7,084)	2,162,907	21,629	—	—	(14,545)	—	—	—
Restricted stock, net	—	—	(105,195)	(1,053)	—	—	(654,051)	—	—	(655,104)
Options exercised	—	—	1,417,232	14,173	—	—	3,406,784	—	—	3,420,957
Stock-based compensation expense	—	—	—	—	—	—	1,848,107	—	—	1,848,107
Cumulative translation adjustment	—	—	—	—	—	—	—	(143,963)	—	(143,963)
Net income	—	—	—	—	—	—	—	—	25,072,002	25,072,002
Balance—December 31, 2016	1,535,398	15,354	59,666,333	596,663	10,375,354	(31,726,486)	111,327,321	(654,408)	(43,296,403)	36,262,041

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Notes to Consolidated Financial Statements

1. Business description and basis of presentation

Business description

Planet Payment, Inc. together with its wholly-owned subsidiaries (“Planet Payment,” the “Company,” “we,” or “our”) is a provider of international payment and transaction processing and multi‑currency processing services. The Company provides its services to approximately 189,000 active merchant locations in 22 countries and territories across the Asia Pacific region, the Americas, the Middle East, Africa and Europe, primarily through its acquiring bank and processor customers, as well as through its own direct sales force. The Company provides banks and their merchants with innovative services to accept, process and reconcile electronic payments. The Company’s point‑of‑sale and e‑commerce services are integrated within the payment card transaction process enabling its acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. The Company’s ATM services provide its domestic and international acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction. The Company also offers non‑financial transaction processing services that allow merchants to offer a range of commercial services including pre‑paid mobile phone top‑up and bill payments using the same point‑of‑sale devices deployed to accept payment cards. The Company is a registered third party processor with the major card associations and operates in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

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

Translation of non-U.S. currencies

The translation of assets and liabilities denominated in foreign currency into U.S. Dollars is made at the prevailing rate of exchange at the balance sheet date. Revenue and expenses are translated at the average exchange rates during the period. Translation adjustments are reflected in accumulated other comprehensive loss on our consolidated balance sheets, while gains and losses resulting from foreign currency transactions are included in our consolidated statements of operations. Amounts resulting from foreign currency transactions included in our statement of operations were a gain

$24,000 and losses of $0.4 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments due to the Company. The amount of the allowance is based on historical experience and our analysis of the accounts receivable balance outstanding. While credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required which would result in an additional expense in the period that this determination was made. The Company has included an allowance for doubtful accounts of approximately $0.1 million for the years ended December 31, 2016 and 2015.

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

Software development costs and amortization

The Company capitalizes costs of materials, consultants and payroll and payroll‑related costs incurred by employees involved in developing internal use computer software during the application development stage. Costs incurred during the preliminary project and post‑implementation stages are charged to processing and service costs, which are included in cost of revenue as incurred. Software development costs are amortized to processing and service costs, which are included in cost of revenue on a straight‑line basis over estimated useful lives of approximately three to five years. The Company performs periodic reviews to ensure that unamortized software costs remain recoverable from expected future cash flows. Capitalized software development costs, net, were $4.2 million and $4.0 million as of December 31, 2016 and 2015, respectively. Amortization expense totaled $1.2 million, $1.9 million and $1.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Management judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margins, future capital expenditures, working capital needs, expected foreign currency rates, discount rates and terminal values.  The discount rates used are compiled using independent sources, current trends in similar businesses and other observable market data. Changes to these rates might result in a change in the valuation and determination of the recoverability of goodwill. For example, an increase in the discount rate used to discount cash flows will decrease the computed fair value.  Our impairment tests resulted in excessive fair value over book value ranging from 61% to 67% for our reporting unit.  In order to estimate the fair value of goodwill, we may engage a third party to assist management with the valuation.

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

The entire goodwill balance as of December 31, 2016 is attributable to the acquisition of BPS.  We did not record any impairment of goodwill for the three years ended December 31, 2016.

We evaluate long-lived assets, including property and equipment, capitalized software and finite-lived intangible assets for potential impairment on an individual asset basis or at the lowest level asset grouping for which cash flows can be separately identified. Long-lived asset impairments are assessed whenever changes in circumstances could indicate that the carrying amounts of those productive assets exceed their projected undiscounted cash flows. When it is determined that impairment exists, the related asset group is written down to its estimated fair market value. The determination of future cash flows and the estimated fair value of long-lived assets, involve significant estimates on the part of management. In order to estimate the fair value of a long-lived asset, we may engage a third party to assist management with the valuation. For the year ended December 31, 2016, we did not record any impairment of long-lived assets. For the year ended December 31, 2015, we recorded an impairment of capitalized software costs of $0.3 million.

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

Our policy is to recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements on a particular tax position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.  The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the tax authorities, new information obtained during a tax examination, or resolution of an examination.  We recognize both accrued interest and penalties, where appropriate, related to unrecognized tax benefits in income tax expense.  Our overall effective tax rate is subject to fluctuations because of changes in the geographic mix of earnings, changes to statutory tax rates and tax laws, and because of the impact of various tax audits and assessments, as well as generation of tax credits and for increases and decreases in the Company’s valuation allowances.

Refer to footnote 12 for further information.

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

The Company’s accounts receivable concentrations of 10% and greater are as follows:

	December 31,
	2016	2015
Customer A	22%	15%
Customer B	17	*
Customer H	*	11

(*) Less than 10% accounts receivable concentration.

The Company’s revenue concentrations of 10% and greater are as follows:

	Year ended December 31,
	2016	2015	2014
Customer A	17%	18%	21%
Customer G	12	*	*
Customer H	*	11	*

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

The following table sets forth the computation of basic and diluted net income per share:

	Year ended December 31,
	2016	2015	2014
Numerator:
Net income	$25,072,002	$10,362,448	$3,160,385
Amounts allocated to participating preferred stockholders under the two-class method	(2,202,318)	(1,218,970)	(357,248)
Net income applicable to common stockholders (basic and dilutive)	$22,869,684	$9,143,478	$2,803,137
Denominator:
Weighted-average common stock outstanding (basic)	49,472,512	52,545,934	53,494,952
Common equivalent shares from options and warrants to purchase common stock	2,088,286	725,314	1,138,229
Weighted-average common stock outstanding (diluted)(1)	51,560,798	53,271,248	54,633,181
Basic net income per share applicable to common stockholders	$0.46	$0.17	$0.05
Diluted net income per share applicable to common stockholders(1)	$0.44	$0.17	$0.05

(1)

In accordance with ASC 260‑10‑45‑48 for the years ended December 31, 2016, 2015 and 2014, the Company has excluded 0.4 million, 1.0 million and 1.3 million, respectively, of contingently issued restricted shares from diluted weighted-average common stock outstanding as the contingencies (a) were not satisfied at the reporting date nor (b) would have been satisfied if the reporting date was at the end of the contingency period.

The following table sets forth the weighted-average securities outstanding that have been excluded from the diluted net income per share calculation because the effect would have been anti‑dilutive:

	Year ended December 31,
	2016	2015	2014
Stock options	3,135	4,897,096	5,107,474
Restricted stock awards	32,544	109,506	90,467
Warrants	—	—	68,304
Convertible preferred stock(1)	5,291,014	6,851,144	6,851,144
Total anti-dilutive securities	5,326,693	11,857,746	12,117,389

(1)

Diluted net income per share increases when convertible preferred stock is included in the required sequence in the diluted earnings per share computation. As such, convertible preferred stock is excluded from the computation of diluted earnings per share for the years ended December 31, 2016, 2015 and 2014.

Stock‑based compensation expense and assumptions

Stock‑based compensation expense is measured at the grant date based on fair value and recognized as an expense over the requisite service period, net of an estimated forfeiture rate.

The following summarizes stock‑based compensation expense recognized by income statement classification:

	Year ended December 31,
	2016	2015	2014
Processing and service costs	$174,027	$179,750	$259,663
Selling, general and administrative expenses	1,646,377	1,594,482	849,640
Restructuring charges	—	36,924	154,357
Total stock-based compensation expense	$1,820,404	$1,811,156	$1,263,660

The following summarizes stock‑based compensation expense recognized by type:

	Year ended December 31,
	2016	2015	2014
Stock options	$988,890	$1,053,510	$850,727
Restricted stock awards	831,514	757,646	412,933
Total stock-based compensation expense	$1,820,404	$1,811,156	$1,263,660

For the years ended December 31, 2016, 2015 and 2014, stock‑based compensation expense included capitalized stock-based compensation of approximately $0.1 million per year.

A summary of the unamortized stock‑based compensation expense and associated weighted-average remaining amortization periods is presented below:

	December 31, 2016		December 31, 2015
	Unamortized	Weighted-average	Unamortized	Weighted-average
	stock-based	remaining	stock-based	remaining
	compensation	amortization period	compensation	amortization period
	expense	(in years)	expense	(in years)
Stock options	$956,947	1.57	$1,354,926	1.73
Restricted stock awards	206,963	0.60	785,419	1.64

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

Expected stock price volatility

We estimate the expected volatility using a time-weighted average of the Company’s historical volatility in combination with the historical volatility of similar entities whose common shares are publicly traded.  For every 5% increase or decrease in expected stock price volatility, total stock-based compensation expense for stock option awards granted in 2016 would have changed by approximately $10,000.

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

Fair value inputs

The fair market value of each stock option award granted has been estimated on the grant date using the Black‑Scholes Option Pricing Model with the following assumptions:

	Year ended December 31,
	2016			2015			2014
Expected life (in years)	5.50			5.41	-	6.00	5.88	-	6.02
Expected volatility (percentage)	35.61	-	35.85	35.11	-	39.57	38.48	-	41.98
Risk-free interest rate (percentage)	1.14	-	1.39	1.52	-	1.94	1.77	-	2.02
Expected dividend yield	—			—			—

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

In accordance with ASC 718‑10, the Company valued the performance condition and market condition awards using the Black‑Scholes and binomial lattice models, respectively. The fair values of the performance condition awards are based upon the closing price of shares of the Company’s common stock that trade on AIM under the symbol “PPTR” on the date of grant. The total fair value of all three tranches of the performance condition awards is $0.3 million (adjusted for the exercise of the repurchase, noted above), of which no amounts have been expensed as it was not deemed probable that the performance conditions would be satisfied based on the financial assessment as of December 31, 2016. The Company will reassess the probability of achieving each performance condition metric at each reporting period. The total fair value of the market condition award is $3,640. Given the inconsequential nature of the amount, the Company recorded the entire expense at the time of grant. The expense related to the market condition award is not reversed even if the market conditions are not satisfied.

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

•

The fourth tranche consists of 225,000 shares which expire December 31, 2017. Vesting is contingent on satisfying either a market or performance based condition. The market condition shall be satisfied at any time after the grant and before the expiration date if the Company’s stock on NASDAQ is greater than or equal to $3.50 per share for seven consecutive trading days, or any ten trading days over a consecutive thirty-five day period, or if the Company achieves Adjusted EBITDA of not less than $18.0 million in respect of any fiscal year ending on or prior to December 31, 2017.  Once the aforementioned stock price or Adjusted EBITDA performance conditions are achieved, all shares in this tranche will immediately vest. All such shares will be forfeited if the aforementioned stock price or performance conditions are not achieved by the expiration date.  The market and performance condition were valued separately at $0.3 million and $0.6 million, respectively.  During the second quarter of 2016, these shares vested as the market condition was achieved.  The market condition was valued at $0.3 million, of which $0.2 million was expensed as of March 31, 2016 and an additional $0.1 million was expensed as of June 30, 2016.

During the third quarter of 2015, the Company also granted 300,000 restricted stock awards to a certain officer of the Company. These 300,000 shares vest in three tranches. The first two tranches expire May 1, 2017; vesting terms are consistent with the terms of the first three tranches of the grant described above.  The third tranche expires December 31, 2017; vesting terms are consistent with the terms of the fourth tranche of the grant described above.  The first two tranches of the award were valued at $0.1 million. The market and performance condition of the third tranche of the award were valued separately at $0.3 million and $0.6 million, respectively. During the second quarter of 2016, 225,000 shares vested as the market condition was achieved.  The market condition was valued at $0.4 million, of which $0.3 million was expensed as of March 31, 2016 and an additional $0.1 million was expensed as of June 30, 2016.

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

For further information on the Company’s equity plans, please refer to Note 13.

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

The Company’s cash and cash equivalents balances are residing in cash operating accounts and are not invested in money market funds or an equivalent. The Company’s debt relates to its borrowings under its revolving credit facility. Our borrowings under our credit facility approximate fair value due to the debt bearing fluctuating market interest rates. The Company’s remaining asset and liability accounts are reflected in the consolidated financial statement at cost which approximates fair value because of the short‑term nature of these items.

Other Comprehensive Income (Loss)

Other Comprehensive income (loss) includes all changes in equity from non-owner sources. All the activity in other comprehensive income (loss) relates to foreign currency translation adjustments. The Company accounts for other comprehensive income (loss) in accordance with ASC 220, Comprehensive Income.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The new guidance includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers.  The original effective date of ASU 2014-09 of January 1, 2017 has been delayed until January 1, 2018.  Early adoption is not permitted before the original effective date.  The standard allows for either retrospective application to each reporting period presented or retrospective application with the cumulative effect of initially applying this update recognized at the date of initial application. Through the use of various data gathering methods, the Company is categorizing the types of sales for our business units for the purpose of comparing how we currently recognize revenue for the purpose of quantifying the impact, if any, that this ASU will have on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU No. 2016-02”).  The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in ASU No. 2016-02 is permitted for all entities.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While the Company is currently evaluating the effect ASU 2016-02 will have on the condensed consolidated financial statements and disclosures, the adoption of this ASU will result in a significant increase to the Company’s stated assets and liabilities.

In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-08”). The amendments in ASU 2016-08 do not change the core principle of the guidance. The amendments clarify the implementation guidance on principal versus agent considerations.   The update suggests that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The effective date and transition requirements for the amendments in ASU 2016-08 are the same as the effective date and transition requirements of ASU 2014-09.  Through the use of various data gathering methods, the Company is categorizing the types of sales for our business units for the purpose of comparing how we currently recognize revenue for the purpose of quantifying the impact, if any, that this ASU will have on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718) (“ASU No. 2016-09”).  This update is part of the FASB’s Simplification Initiative, which simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. The Company will adopt ASU 2016-09 in the first quarter of 2017. We do not expect a material impact on our financial condition, results of operations or cash flows from the adoption of this guidance.

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-10”). The amendments in this update do not change the core principle of the guidance. The amendments in this update clarify the identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  The amendments in this update clarify that contractual provisions that, explicitly or implicitly, require an entity to transfer control of additional goods or services to a customer should be distinguished from contractual provisions that, explicitly or implicitly, define the attributes of a single promised license.  The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of update ASU 2014-09.  Through the use of various data gathering methods, the Company is categorizing the types of sales for our business units for the purpose of comparing how we currently recognize revenue for the purpose of quantifying the impact, if any, that this ASU will have on our consolidated financial statements.

In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-12”), in which the FASB finalized the guidance in the new revenue standard on collectibility, noncash consideration, presentation of sales tax, and transition.  The amendments are intended to address implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group, and provide additional practical expedients.  The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of update ASU 2014-09.  Through the use of various data gathering methods, the Company is categorizing the types of sales for our business units for the purpose of comparing how we currently recognize revenue for the purpose of quantifying the impact, if any, that this ASU will have on our consolidated financial statements.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”), to address the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows.  ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new standard is effective fiscal years beginning after December 15, 2017, and interim periods within those fiscal periods. Early adoption is permitted, including adoption in an interim period.  We do not expect a material impact on our financial condition, results of operations or cash flows from the adoption of this guidance.

In December 2016, the FASB issued Accounting Standards Update No. 2016-19, Technical Corrections and Improvements (“ASU 2016-19”), to simplify Accounting Standards Codification updates for technical corrections, clarifications, and minor improvements.  The amendments in this new standard do not require transition guidance and is effective upon issuance of this Update. We do not expect a material impact on our financial condition, results of operations or cash flows from the adoption of this guidance.

In December 2016, the FASB issued Accounting Standards Update No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”) to increase stakeholders’ awareness of the proposals and to expedite improvements to Update 2014-09.  The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of update ASU 2014-09.  We do not expect a material impact on our financial condition, results of operations or cash flows from the adoption of this guidance.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350) (“ASU 2017-04”), to simplify how all companies assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  All companies will perform their annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value. If the fair value exceeds the carrying amount, no impairment should be recorded. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We do not expect a material impact on our financial condition, financial statements or accounting policies from the adoption of this guidance.

3. Property and equipment

Property and equipment, net consist of the following:

	Estimated
	useful life			December 31,
	(in years)			2016	2015
Equipment	2	-	7	$998,722	$958,175
Computer hardware	3	-	5	3,637,938	3,266,233
Furniture and fixtures	5	-	7	256,889	192,565
Leasehold improvements	3	-	10	1,037,386	746,336
Total property and equipment, gross				5,930,935	5,163,309
Less: Accumulated depreciation and amortization				(4,256,525)	(3,351,690)
Property and equipment, net				$1,674,410	$1,811,619

Property and equipment depreciation and amortization expense is as follows:

	Year ended December 31,
	2016	2015	2014
Depreciation and amortization expense	$927,691	$664,303	$621,695

Included in depreciation and amortization expense for the year ended December 31, 2016 is $0.4 million of expense related to the acceleration of amortization on certain assets due to exiting a floor in the Company’s corporate location before the end of the lease term.  The cease use date was October 1, 2016.  For additional information on the Company’s restructuring charges disclosure, refer to Note 6.

4. Goodwill and intangible assets

The changes in the carrying amount of goodwill are as follows:

Goodwill, gross, as of December 31, 2014	$319,671
Impact of change in Euro exchange rate	(32,819)
Accumulated impairment losses as of December 31, 2015	—
Goodwill, net, as of December 31, 2015	286,852
Impact of change in Euro exchange rate	(10,066)
Accumulated impairment losses as of December 31, 2016	—
Goodwill, net, as of December 31, 2016	$276,786

The entire goodwill balance is assigned to the payment processing services segment as this is the reporting unit expected to benefit from the synergies of the Branded Payment Solutions Limited business combination.

Intangible assets are recorded at estimated fair value and are amortized ratably over their estimated useful lives to processing and service costs, which are included in cost of revenue.

The gross book value, accumulated amortization and amortization periods of intangible assets were as follows:

	December 31, 2016			December 31, 2015			Amortization
	Gross book	Accumulated	Net book	Gross book	Accumulated	Net book	period
	value	amortization	value	value	amortization	value	(in years)
Trademarks and patents	$1,203,097	$(557,794)	$645,303	$1,184,612	$(472,914)	$711,698	15	-	21
Technology	2,305,019	(2,122,848)	182,171	2,388,852	(1,722,286)	666,566		5
Intangible assets, net	$3,508,116	$(2,680,642)	$827,474	$3,573,464	$(2,195,200)	$1,378,264

Amortization expense related to intangible assets is as follows:

	Year ended December 31,
	2016	2015	2014
Amortization expense	$570,391	$573,116	$707,657

Intangible amortization expense that will be charged to income for the subsequent five years and thereafter is estimated on the December 31, 2016 book value, as follows:

2017	$261,530
2018	78,392
2019	75,406
2020	66,291
2021	57,181
Thereafter	288,674
Total	$827,474

5. Long and short‑term capital leases

Long and short‑term capital leases consisted of the following:

	December 31,
	2016	2015
Capital leases to various lessors secured by financed equipment with interest rates ranging from 4.15% to 13.45%. Principal and interest are payable monthly through May 2021	$268,843	$487,111
Total long and short-term portions of capital leases	268,843	487,111
Less: short-term portion capital leases	(166,966)	(290,911)
Long-term portion of capital leases	$101,877	$196,200

Interest expense related to capital leases is as follows:

	Year ended December 31,
	2016	2015	2014
Capital leases	$28,668	$46,958	$61,591

6. Restructuring Charges

During the year ended December 31, 2016, the Company incurred total restructuring charges of approximately $0.5 million, of which approximately $0.4 million represents the accelerated amortization of certain assets due to exiting a floor in its corporate location before the end of the lease term and other non-recurring charges. The corporate location cease use date was October 1, 2016. The remaining amount represents the cash components of severance and benefits paid during the year.

During the years ended December 31, 2015 and 2014, the Company incurred total restructuring charges of approximately $0.3 million and $1.2 million, respectively, due to a realignment of its workforce aimed at achieving greater operational efficiencies.

The table below sets forth the cash components and activity associated with the realignment of the workforce and business for the year ended December 31, 2016:

	Balance as of			Balance as of
	January 1, 2016	Charges	Cash Payment	December 31, 2016
Severance and benefits	$—	$110,996	$110,172	$824
Legal expenses and other	—	135,283	123,760	11,523
Total restructuring charges	$—	$246,279	$233,932	$12,347

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

7. Commitments and contingencies

Operating leases

The Company leases office space and various office equipment under cancelable and non‑cancelable operating leases which expire on various dates through 2022. In general, leases relating to real estate include rent escalation clauses relating to increases in operating costs. Some leases also include renewal options of up to five years.

Operating lease expense is as follows:

	Year ended December 31,
	2016	2015	2014
Operating lease expense	$1,477,382	$1,577,764	$1,549,343

Future minimum rental payments under non‑cancelable operating leases are as follows:

Years ending December 31,
2017	$1,176,928
2018	737,115
2019	580,566
2020	82,285
2021	84,748
Thereafter	7,202
Total minimum lease payments	$2,668,844

Capital leases

The following is an analysis of the leased property under capital leases:

	December 31,
	2016	2015
Computer hardware	$2,267,950	$2,145,668
Computer software	319,500	319,683
Total capital leases, gross	2,587,450	2,465,351
Less: Accumulated depreciation	(1,824,534)	(1,415,472)
Total capital leases, net	$762,916	$1,049,879

Future minimum rental payments under capital leases are as follows:

Years ending December 31,
2017	$176,022
2018	83,603
2019	14,031
2020	5,244
2021	2,185
Thereafter	—
Total minimum lease payments	281,085
Less: Amounts representing taxes, included in total minimum lease payments(*)	—
Net minimum lease payments	281,085
Less: Amounts representing interest payments	(12,242)
Present value of net minimum lease payments	$268,843

(*)Tax amounts related to capital lease payments are inconsequential.

Employment agreements

Pursuant to employment agreements with certain employees, the Company had a commitment to pay severance of approximately $1.2 million and $0.9 million as of December 31, 2016 and 2015, respectively, in the event of an involuntary termination, as defined in the employment agreements. Additionally, in the event of termination upon a change of control, as defined in the agreements, the Company had a commitment to pay severance of approximately $1.4 million and $1.1 million as of December 31, 2016 and 2015, respectively.

Contingent liabilities

In instances where the Company is acting as the merchant acquirer, the Company bears a risk that a merchant may engage in fraud by submitting for payment certain credit card transactions that may have been manipulated, are fictitious, or are otherwise not bona fide. Similarly, the Company bears the risk that a merchant becomes insolvent, owing money to cardholders. To the extent that such fraud or insolvency occurs in circumstances where the Company is liable to make good any resultant losses, this could affect the Company’s operating results and cash flows. The Company has required certain merchants to post cash reserves of approximately $0.9 million with the sponsoring bank against such liabilities and has itself paid the acquirer a reserve of $0.3 million in connection therewith, which is included in long-term ‘Restricted cash” on the consolidated balance sheets.  In addition, the Company holds merchant reserves of approximately $2.2 million.  This reserve amount is included in “Restricted cash” with an offset in “Due to merchants”.  Under FASB ASC 460, Guarantees, the Company evaluates its ultimate risk and records an estimate of potential loss for chargeback’s related to merchant fraud and processing errors based upon an assessment of actual historical fraud rates and errors in processing compared to recent bank card processing volume levels. No contingent liability has been recorded as of December 31, 2016 and 2015, as the risk of material loss is considered remote. The Company monitors these contingent liabilities on a quarterly basis and will provide for a reserve if deemed necessary.

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

The Company entered into a five-year agreement with a sponsoring bank effective September 1, 2013. The Company was required to pay minimum annual sponsorship transaction fees of $0.3 million in year one.  The minimum fees escalate each subsequent year with minimum fees of $0.5 million due in year five for total minimum fees of $1.8 million to be paid over the term of the agreement.  Sponsorship fees are recorded to payment processing service fees cost of sales with the total agreement minimum of $1.8 million recognized on a straight-line basis over the term of the agreement.

Pursuant to the agreement, the Company is liable for all losses incurred by the sponsoring bank with respect to the activities of its merchants sponsored under the agreement. No contingent liability has been recorded as December 31, 2016 as the risk of material loss is considered remote based on historical information. The Company monitors this contingent liability on a quarterly basis and will provide for a reserve if deemed necessary.

The Company has two acquiring bank sponsoring agreements expiring at various dates through 2018. The future minimum payments under those agreements are as follows:

Years ending December 31,
2017	$416,667
2018	300,000
2019	—
2020	—
2021	—
Thereafter	—
Total payments	$716,667

8. Credit Facility

On June 10, 2015, the Company entered into a $10.0 million secured revolving credit facility (the “Credit Facility”) with Citizens Bank, N.A. (“Citizens”) pursuant to a Credit and Security Agreement by and among the Company, certain affiliates thereof as borrowers or guarantors, and Citizens (the “Credit Agreement”).

On January 28, 2016, the Company entered into a Second Amendment to the Credit and Security Agreement with Citizens and certain subsidiary affiliates of the Company as borrowers and/or guarantors (the “Amendment”). The Amendment amends the Credit Agreement and provides for an increase in the Company’s line of credit (the “Line of Credit”) with Citizens from $10.0 million to $20.0 million.  The Line of Credit is secured by substantially all of the Company’s personal property, including the Company’s intellectual property and that of its subsidiaries that are borrowers or guarantors.  The interest rate applicable to committed borrowings is tied to LIBOR plus a margin of 2.5%.  The Credit Agreement also provides for a letter of credit sub-facility of up to $2.0 million. The Credit Agreement contains customary affirmative and negative covenants, including, among others, financial covenants based on the Company’s leverage and fixed charge coverage ratios, as well as an obligation to maintain a minimum availability requirement of at least $5.0 million in the aggregate of cash and availability under the line of credit.  The Credit Facility will provide funds for general corporate purposes and repurchases of issued and outstanding capital stock of the Company.

On April 12, 2016, the Company borrowed approximately $13.9 million under the Credit Facility. Subsequently, on April 26, 2016, the Company repaid $4.0 million on the Credit Facility. As of December 31, 2016, the Company had $9.9 million outstanding under the Credit Facility and was in compliance with all financial covenants contained in the Credit Agreement.

On February 2, 2017, the Company entered into a Third Amendment to the Credit and Security Agreement with Citizens and certain subsidiary affiliates of the Company as borrowers and/or guarantors (the “Amendment”). The Amendment amends the Credit Agreement and provides for an increase in the Line of Credit with Citizens from $20.0 million to $30.0 million.  The Amendment also extends the maturity date from December 31, 2020 to December 31, 2021.

9. Convertible preferred stock

As of December 31, 2015, the preferred stock consisted of 2,243,750 shares designated (and issued) as Series A Preferred Stock, and 1,756,250 shares which are undesignated (and unissued). Each issued share of Series A Preferred Stock is convertible into approximately 3.05 shares of common stock, for a total of 6,851,144 shares of common stock. Series A Preferred Stock may be converted into shares of common stock at any time at the election of the holder. In addition, all issued Series A Preferred Stock automatically convert into shares of common stock upon the consent of the holders of at least two‑thirds of the voting power of the issued Series A Preferred Stock, or immediately prior to the closing of an initial public offering of common stock registered with the U.S. Securities and Exchange Commission in which the valuation of the Company is at least $50.0 million and the net proceeds of the offering are at least $25.0 million.

During 2016, 708,352 shares of Series A Preferred Stock were converted into 2,162,907 shares of common stock at a conversion ratio of approximately 3.05 shares of common stock per share of Series A Preferred Stock.  As of December 31, 2016, the remaining preferred stock consists of 1,535,398 shares designated (and issued) as Series A Preferred Stock, and 1,756,250 shares which are undesignated (and unissued). Each issued share of Series A Preferred Stock is convertible into approximately 3.05 shares of common stock, for a total of 4,688,237 shares of common stock.

Upon the admission of the Company’s common stock to AIM in March 2006, substantially all of the rights, preferences and privileges of the Series A preferred stockholders, except for the liquidation preference, terminated. The only difference in rights between the Series A Preferred Stock and the common stock is the payment of a liquidation preference on the Series A Preferred Stock in the event of an acquisition, liquidation or winding up of the Company. “Acquisition” is defined for purposes of payment of the liquidation preference as a consolidation or merger (or similar transaction) of the Company with or into any other corporation or the sale of all of the capital stock of the Company, in each case where the shareholders immediately prior to such transaction fail to retain a majority voting power of the Company’s stock following such transaction, or a sale, lease, exclusive license or other disposition of all or substantially all of the Company’s assets. Upon such a liquidation event, each share of Series A Preferred Stock entitles its holder to receive an amount equal to the original purchase price for the Series A Preferred Stock prior to payment on the common stock. The aggregate liquidation preference for the Series A Preferred Stock is approximately $6.1 million as of December 31, 2016. In the event of an acquisition of the Company, the holders of Series A Preferred Stock would be entitled to receive the first approximately $6.1 million of the purchase price. After payment of this liquidation preference, the remaining proceeds would be distributed pro rata among the holders of common stock. The Series A Preferred Stock otherwise has identical rights to common stock on an as converted basis, including with respect to voting and dividends.

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

During the year ended December 31, 2016, the Company issued 3,474,944 shares of common stock as follows:

Restricted stock grants	59,260
Restricted stock cancellations	(164,455)
Preferred stock converted to common	2,162,907
Employee option exercises	1,417,232
Total common stock issued	3,474,944

During the year ended December 31, 2015, the Company issued 510,390 shares of common stock as follows:

Restricted stock grants	752,835
Restricted stock cancellations	(1,025,559)
Employee option exercises	783,114
Total common stock issued	510,390

11. Accrued expenses

The following are the components of accrued expenses:

	December 31,
	2016	2015
Bonus	$611,228	$710,739
Deferred revenue(*)	881,715	688,418
Deferred incentive(**)	1,087,591	950,000
Other(***)	2,773,201	4,089,443
Total accrued expenses	$5,353,735	$6,438,600

(*)          Current deferred revenue will be recognized as revenue ratably over the next 12 months. As of December 31, 2016, included in the balance sheet classification “Other long-term liabilities” is the non-current portion of deferred revenue in the amount of $0.7 million. The long-term portion of deferred revenue as of December 31, 2015 was approximately $0.6 million.

(**)        As of December 31, 2016, the Company recorded approximately $1.1 million in short-term incentives in relation to future obligations under a contract.  As of December 31, 2016 and 2015, included in the balance sheet classification “Other long-term liabilities” is the non-current portion of these incentives of approximately $0.1 million and $0.7 million, respectively.

(***)      As of December 31, 2016 and 2015, included in “other” were third party referral commissions of approximately $0.6 million and $1.6 million, respectively.  No other amount included in “Other” exceeded 10% of total current liabilities.

12. Income taxes

The components of the Company’s income before (benefit) provision for income taxes by jurisdiction are as follows:

	Year ended December 31,
	2016	2015	2014
United States	$6,013,718	$4,431,779	$2,563,036
Outside United States	3,628,628	1,960,309	1,397,812
Income before (benefit) provision for income taxes, net	$9,642,346	$6,392,088	$3,960,848

The components of the (benefit) provision for income taxes are as follows:

	Year ended December 31,
	2016	2015	2014
Current tax:
United States—Federal	$—	$—	$—
United States—State and local	18,588	24,456	9,456
Outside United States	1,018,649	1,484,002	756,752
Total current tax	1,037,237	1,508,458	766,208
Deferred tax:
United States—Federal	(15,648,541)	(5,840,470)	—
United States—State and local	(657,779)	(352,782)	—
Outside United States	(160,573)	714,434	34,255
Total deferred tax	(16,466,893)	(5,478,818)	34,255
(Benefit) provision for income taxes, net	$(15,429,656)	$(3,970,360)	$800,463

For 2016, the benefit for income taxes of $15.4 million related to current tax from operations of $1.1 million, which is primarily the result of revenue withholding taxes paid in foreign tax jurisdictions.  The current tax expense was fully offset by a reversal of the valuation allowance of the deferred tax asset that pertains to our net operating loss carryforwards in the United States and changes in certain deferred tax items in foreign entities.  Based on all available evidence, we recorded a tax benefit of $16.5 million for tax attribute carryforwards in the jurisdictions in which there is sufficient positive evidence that the deferred tax asset will be realized.

The Company has not provided for U.S. income taxes or foreign withholding taxes on the undistributed earnings of $25.7 million from operations of its subsidiaries operating outside of the United States. Such undistributed earnings are considered permanently reinvested. The Company does not provide deferred taxes on translation adjustments on unremitted earnings under the indefinite reversal exception. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable due the complexities of a hypothetical calculation.

For 2015, the benefit for income taxes of $4.0 million related to current tax from foreign operations of $1.5 million, primarily the result of revenue withholding taxes paid in foreign tax jurisdictions.  The 2015 current tax expense from foreign operations includes $0.7 million related to a foreign tax receivable that was expensed as collectability was no longer deemed probable.  The current tax expense was fully offset by a partial reversal of the valuation allowance of the deferred tax asset that pertains to our net operating loss carryforwards in the United States and changes in certain deferred tax items and current tax obligations in foreign entities. Based on all available evidence, the Company recorded a tax benefit of $6.2 million for tax attribute carryforwards in the jurisdictions in which there is sufficient positive evidence that the deferred tax asset will be realized.  In addition, the deferred tax expense from outside the United States includes an expense of $0.5 million related to the reversal of a previously deferred tax asset as the Company determined that the deferred tax asset will not be utilized and the impact on current and prior years accounts are immaterial.

For 2014, the provision for income taxes of $0.8 million related primarily to foreign entities. The Company has tax carryforwards in its federal, state and foreign jurisdictions. Based on all available evidence, it was not more likely than not that the Company would realize the benefit from $29.9 million of the deferred tax assets. Therefore, a valuation allowance of $28.5 million was recorded, which takes into account a deferred tax liability of $0.7 million. The Company has recorded a tax benefit for tax attribute carryforwards in the jurisdictions in which there is sufficient positive evidence that the deferred tax asset will be realized, resulting in a net deferred tax asset of $0.7 million.

The table below shows reconciliation from the U.S. Federal statutory income rate of 34.0% to the effective income tax rate:

	Year ended December 31,
	2016	2015	2014
Federal statutory rate	34.00%	34.00%	34.00%
State tax	0.19	0.38	0.24
Permanent differences	0.68	0.42	2.49
Foreign tax rates at rates different from U.S. rates	(2.67)	(11.90)	(22.06)
Valuation allowance	(190.25)	(85.02)	6.05
Total tax (benefit) provision	(158.05)%	(62.12)%	20.72%

With few exceptions, the statute of limitations for the years 2012 and prior has expired. Earlier years related to certain foreign jurisdictions remain subject to examination.  However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and may make adjustments up to the amount of the net operating loss carryforward. As of December 31, 2016 and 2015, the Company has no significant uncertain tax positions and, therefore, has not recorded any significant liabilities, interest or penalties for uncertain tax positions. To the extent that the Company records any interest or penalties, these amounts will be recorded as part of the income tax provision. If the Company’s positions are sustained by the taxing authorities, there will be no impact to the Company’s income tax provision.  The federal income tax return for the year 2013 is under examination by the Internal Revenue Service.  The Company does not believe that there will be any additional tax due.

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$21,030,069	$22,842,817
Stock options	1,580,016	3,458,886
Bonuses and salaries	22,825	26,988
Restricted stock	151,358	247,620
Provision for doubtful accounts	46,607	10,987
Foreign tax credit	1,028,169	589,188
Total deferred tax assets	23,859,044	27,176,486
Less: Valuation allowance	(928,701)	(20,561,516)
Net deferred tax assets	22,930,343	6,614,970
Deferred tax liabilities:
Depreciation and amortization	(257,137)	(408,657)
Total deferred tax liabilities	(257,137)	(408,657)
Total deferred tax assets, net	$22,673,206	$6,206,313

As of December 31, 2016, the Company has available federal net operating loss carryforwards of $56.8 million, the most significant of which expire from 2024 through 2033.

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

As of December 31, 2015, we had a valuation allowance of $20.6 million against our deferred tax assets of $27.2 million. After weighing all of the evidence, we determined that the positive evidence in favor of releasing a portion of the valuation allowance outweighed the negative evidence against releasing the allowance as of December 31, 2016. Therefore, we concluded that it was more likely than not that our deferred tax assets, relating primarily to net operating loss carryforwards in the United States, would be realized. As a result, we released $19.6 million of the valuation allowance on our deferred tax assets as of December 31, 2016.

The positive evidence that weighed in favor of releasing the valuation allowance associated with the deferred tax assets in the U.S. as of December 31, 2016 and ultimately outweighed the negative evidence against releasing the allowance was the following:

•	our U.S. profitability for the year end December 31, 2016 and our expectations regarding the sustainability of these profits;
•	our four-year U.S. cumulative income position as of December 31, 2016;
•	the recent term extensions of certain material customers;
•	our taxable income for 2016 and our expectations regarding the likelihood of future taxable income; and
•	that our net operating loss carryforwards expire from 2024 through 2033.

As of December 31, 2016, we had a valuation allowance of $0.9 million against our deferred tax assets of $23.9 million.  We will continue to evaluate the recoverability of the remaining $0.9 million in foreign net operating loss deferred tax assets over the next several quarters.

13. Stock incentive plan

2006 Equity Incentive Plan

As of December 31, 2016 and December 31, 2015, 7,458,571 and 7,621,127 shares were reserved for issuance under the 2006 Plan, respectively. As of December 31, 2016, 396,500 restricted shares have been issued (see Note 2 (Summary of significant accounting policies—long‑term incentive restricted stock agreement assumptions and vesting requirements)) and no options have been issued below fair value. As of December 31, 2016 and December 31, 2015, zero shares of common stock were available for future issuance under the 2006 Plan.

2012 Equity Incentive Plan

The Company’s 2012 Equity Incentive Plan, which authorizes the issuance of an aggregate of 5,000,000 shares plus (i) any shares available for issuance under the Company’s 2006 Equity Incentive Plan, which was terminated upon the effective date of the 2012 Plan, and (ii) any shares subject to outstanding options under the Company’s 2000 Stock Incentive Plan and the Company’s 2006 Equity Incentive Plan which are forfeited, cancel or which expire. As of December 31, 2016, 9,068,915 shares were reserved for future issuance and 5,431,947 were available for grants under the Company’s 2012 Equity Incentive Plan.

A summary of stock option activity for the year ended December 31, 2016 is as follows:

			Weighted-average
	Number of	Weighted-average	remaining contractual	Aggregate
	options	exercise price	life (in years)	intrinsic value
Outstanding as of December 31, 2015	7,339,296	2.45	5.80	4,587,530
Options granted	800,749	2.61
Options exercised	(1,433,017)	2.45
Options cancelled	(222,089)	2.84
Options expired	(3,000)	2.50
Options forfeited	(84,574)	2.83
Outstanding as of December 31, 2016	6,397,365	2.45	5.48	10,449,189
Options exercisable as of December 31, 2016	4,622,154	2.40	4.73	7,784,568
Vested and expected to vest as of December 31, 2016	6,354,908	2.45	5.77	10,387,307

The following table provides additional information pertaining to the Company’s stock options:

	Year ended December 31,
	2016	2015	2014
Weighted-average grant date fair value for options granted during the period	$0.92	$0.92	$1.36
Total fair value of options vested during the period	936,619	784,965	775,899
Total intrinsic value of options exercised during the period	4,639,383	1,090,711	803,141

The exercise prices range from $1.20 to $4.64 for stock options outstanding and exercisable as of December 31, 2016.

The aggregate intrinsic value of stock options outstanding, vested and unvested expected to vest, and exercisable, represent the total pre‑tax intrinsic value, based on the closing prices of $4.08 and $3.05 of PLPM as reported on NASDAQ on December 31, 2016 and 2015, respectively.

The following table summarizes the status of the non‑vested shares of restricted stock grants as of December 31, 2016:

		Weighted-Average
	Number of	Grant Date Fair
	Awards	Value
Non-vested awards as of January 1, 2016	1,224,737	$1.71
Awards granted	59,260	4.05
Awards vested	(677,401)	1.68
Awards repurchased	—	—
Awards cancelled and forfeited	—	—
Non-vested awards as of December 31, 2016	606,596	$1.97

2012 Employee Stock Purchase Plan

The Company’s 2012 Employee Stock Purchase Plan authorizes the issuance of an aggregate of 800,000 shares of common stock. The number of shares of common stock reserved for issuance under the Company’s 2012 Employee Stock Purchase Plan will increase automatically on the first day of January of each of 2015 through 2019 by an amount equal to 1% of the number of shares of common stock outstanding on the preceding December 31, unless the Company’s Board of Directors elects to authorize a lesser number of shares in any given year. In January 2015 and 2016, the Board of Directors elected not to increase the shares reserved for issuance.  As of December 31, 2016 no shares are issued or outstanding under the 2012 Employee Stock Purchase Plan.

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

14. Retirement plan

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

15. Segment information

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

Information about revenue, profit and assets

The CODM evaluates performance and allocates resources based on net revenue and gross profit of each segment. For purposes of analyzing segments, gross profit of the multi‑currency processing services segment is equal to net revenue less multi‑currency cost of sales of $2.3 million, $3.7 million and $2.0 million, which is included in “processing and services costs” for the years ended December 31, 2016, 2015 and 2014, respectively.  The gross profit for the payment processing services segment includes net revenue of the segment less the cost of revenue component “payment processing services fees,” which includes interchange and card network fees and assessments. Net revenue and gross profit by geographical region is based upon where the transaction originated. Lastly, the Company does not evaluate performance or allocate resources using segment asset data. Long-lived assets are primarily located in the Americas and Europe and as of December 31, 2016 and December 31, 2015, long‑lived asset amounts are $7.0 million and $7.4 million, respectively.

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

Analysis of revenue by segment and geographical region and reconciliations to consolidated revenue, gross profit, and income before the benefit (provision) for income taxes are as follows:

	Year ended December 31,
	2016	2015	2014
Net Revenue:
APAC	$16,196,244	$16,265,076	$16,621,147
The Americas	10,180,218	7,162,346	6,893,337
EMEA	7,711,501	10,036,017	7,439,601
Total multi-currency processing services revenue	34,087,963	33,463,439	30,954,085
Payment processing services revenue	20,249,444	19,351,649	16,414,654
Net revenue	$54,337,407	$52,815,088	$47,368,739
Gross Profit:
APAC	$16,095,147	$16,136,562	$16,513,492
The Americas	9,515,560	6,725,223	6,733,037
EMEA	6,217,730	6,879,321	5,662,081
Total multi-currency processing services gross profit	31,828,437	29,741,106	28,908,610
Payment processing services gross profit	9,799,438	8,447,989	6,010,975
Total reportable segment gross profit	41,627,875	38,189,095	34,919,585
Corporate allocated cost of sales	10,441,825	11,138,471	11,437,807
Total gross profit	$31,186,050	$27,050,624	$23,481,778

Income from operations before benefit (provision) for income taxes:
Total gross profit	$31,186,050	$27,050,624	$23,481,778
Selling, general and administrative expenses	20,860,469	20,408,308	18,370,691
Restructuring charges	504,141	283,726	1,227,204
Income from operations	9,821,440	6,358,590	3,883,883
Interest expense	(273,873)	(57,575)	(65,122)
Interest income	1,763	1,579	2,212
Other income	93,016	89,494	139,875
Total other (expense) income, net	(179,094)	33,498	76,965
Income from operations before benefit (provision) for income taxes	$9,642,346	$6,392,088	$3,960,848

Payment processing services revenue and gross profit are the result of transactions that primarily originated in the Americas.  For the year ended December 31, 2016, Customer B and Customer G had revenue concentration of 15% and 30%, respectively. No individual merchant of the payment processing segment was greater than 10% of segment revenue.

“Corporate allocated cost of sales” includes expenses of running its platform infrastructure including: internet connectivity, hosting and data storage expenses, amortization expenses of capitalized software development costs, compensation and related benefits  of its technology personnel and a portion of general overhead expenses.

Concentration of revenue by customer by geographical region:

	Year ended December 31,
	2016	2015	2014
Multi-currency processing services revenue:
APAC:
Customer A	57%	58%	61%
The Americas:
Customer D	21	12	20
Customer E	*	12	17
Customer F	*	18	23
Customer I	12	*	**
Customer J	11	*	*
EMEA:
Customer C	60	42	60
Customer H	35	58	40

*            Less than 10% revenue concentration.

**          New customer in 2015.

16. Stock repurchase program

In 2014 and 2015, the Board of Directors authorized a total repurchase of $13.5 million of the Company’s outstanding shares of common stock and repurchased a total amount of 3.6 million shares of common stock for an aggregate price of $7.9 million as of December 31, 2015.

From January 1, 2016 to March 9, 2016, the Company repurchased an additional 1.3 million shares under the program for an aggregate price of $3.6 million, thus $2.0 million remained available for repurchase under the program.  As of March 10, 2016, the stock repurchase program was suspended in connection with the tender offer (see disclosure below). On August 2, 2016, the Board of Directors reinstated the Company’s share repurchase program and expanded the authorization by an incremental $4.0 million, bringing its total authorization to $6.0 million. From August 2, 2016 to September 30, 2016, the Company repurchased approximately 1.6 million shares of common stock for an aggregate price of $6.0 million.

On November 1, 2016, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding shares of common stock.  From October 1, 2016 through the date of this filing, the Company did not repurchase any shares of common stock.

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

Planet Payment, Inc.

Schedule II—Valuation and qualifying accounts

	Balance at	Additions			Balance at
	beginning of	charged to		Other	end of
Description	period	expenses	Deductions	adjustments	period
As of December 31, 2016:
Allowance for doubtful accounts	$92,354	$62,681	$(23,965)	$—	$131,070
Deferred tax valuation allowance(1)	20,561,516	626,122	(20,258,937)	—	928,701
As of December 31, 2015:
Allowance for doubtful accounts	$108,765	$8,388	$(24,799)	$—	$92,354
Deferred tax valuation allowance(2)	28,475,080	653,947	(8,567,511)	—	20,561,516
As of December 31, 2014:
Allowance for doubtful accounts	$169,674	$46,652	$(107,561)	$—	$108,765
Deferred tax valuation allowance(3)	29,416,464	843,479	(1,784,863)	—	28,475,080

(1)

For the year ended December 31, 2016, the deferred tax valuation allowance was decreased by $19.6 million primarily due to the Company utilizing net operating losses and anticipated net operating loss to be used.

(2)

For the year ended December 31, 2015, the deferred tax valuation allowance was decreased by $7.9 million primarily due to the Company utilizing net operating losses and anticipated net operating loss to be used.

(3)	For the year ended December 31, 2014, the deferred tax valuation allowance was decreased by $0.9 million primarily due to the Company utilizing net operating losses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, that might have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in the Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of internal control over financial reporting, our CEO and CFO have concluded that, as of December 31, 2016, our internal control over financial reporting was effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only assurance at a reasonable level with respect to the financial statement preparation and presentation.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

We have adopted a code of ethics that applies to all of our directors, officers and employees. We have made the code of ethics available, free of charge, on our website at www.planetpayment.com.  The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10‑K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)The following documents are filed as a part of this Annual Report on Form 10‑K:

1.Financial Statements:

2.Financial Statement Schedule:

Page
Schedule II—Valuation and Qualifying Accounts	108

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes to Consolidated Financial Statements under Item 8.

3.Exhibits:

See Exhibit Index following the signature page of this report.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Planet Payment, Inc.

Date: March 8, 2017	By:	/s/ Carl J. Williams
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

Signature	Title	Date

/s/ Carl J. Williams	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 8, 2017
Carl J. Williams

/s/ Raymond D’Aponte	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2017
Raymond D’Aponte

/s/ Shane H. Kim	Lead Independent Director	March 8, 2017
Shane H. Kim

/s/ Jonathan Kaiden	Director	March 8, 2017
Jonathan Kaiden

/s/ Cameron R. M. McColl	Director	March 8, 2017
Cameron R. M. McColl

Exhibit Index

Exhibit		Incorporated by reference				Filed
Number	Description of exhibit	Form	File no.	Exhibit	Filing date	herewith

3.1	Restated Certificate of Incorporation of Planet Payment, Inc.	10‑K	00135699	3.1	3/7/2014

3.2	Restated Bylaws of Planet Payment, Inc.	10‑K	00135699	3.2	3/7/2014

4.1	Form of common stock certificate of Planet Payment, Inc.	10	00135699	4.1	10/25/2012

4.2	Registration Rights Agreement, dated November 10, 2004, as amended, by and among Planet Payment, Inc. and certain security holders of Planet Payment, Inc.	S‑1	333175705	4.2	7/21/2011

4.3	Form of Warrant Agreement to purchase shares of common stock of Planet Payment, Inc.	S‑1	333175705	4.3	7/21/2011

10.1*	Form of Indemnification Agreement.	S‑1	333175705	10.1	7/21/2011

10.2*	2000 Stock Incentive Plan and forms of stock option agreement and stock option exercise agreement.	S‑1	333175705	10.2	7/21/2011

10.3*	2006 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement.	S‑1	333175705	10.3	7/21/2011

10.4*	2012 Equity Incentive Plan, and forms of notice of stock option award and stock option award agreement, notice of restricted stock award and restricted stock agreement, notice of stock appreciation right award and stock appreciation right award agreement, and notice of restricted stock unit award and restricted stock unit award agreement.	10	00135699	10.4	10/10/2012

10.5*	2012 Employee Stock Purchase Plan, and form of subscription agreement.	10	00135699	10.5	10/10/2012

10.6*	Offer letter, dated November 8, 2009, by and between Planet Payment, Inc. and Robert J. Cox III.	S‑1	333175705	10.6	7/21/2011

10.7*	Offer letter, dated October 30, 2006, by and between Planet Payment, Inc. and Keith W. Flaherty.	S‑1	333175705	10.7	7/21/2011

10.8*	Offer letter, dated October 21, 2003, by and between Planet Payment, Inc. and Alan M. Lubitz.	S‑1	333175705	10.8	7/21/2011

10.9*	Executive Retention Agreement, dated February 9, 2010, by and between Planet Payment, Inc. and Philip D. Beck.	S‑1	333175705	10.9	7/21/2011

10.10*	Executive Retention Agreement, dated February 9, 2010, by and between Planet Payment, Inc. and Graham N. Arad.	S‑1	333175705	10.10	7/21/2011

10.11*	Executive Retention Agreement, dated November 9, 2009, by and between Planet Payment, Inc. and Robert J. Cox III.	S‑1	333175705	10.11	7/21/2011

10.12	Agreement of Lease, dated August 15, 2005, by and between Planet Payment, Inc. and BDP Realty Associates, LLC.	S-1	333-175705	10.12	7/21/2011

10.13†	Service Agreement, dated March 10, 2008, as amended, by and between Planet Payment (Hong Kong) Ltd and Global Payments Asia‑Pacific Processing Company Limited.	S‑1	333175705	10.13	12/13/2011

10.14†	Service Agreement, dated October 20, 2009, by and between Planet Payment (Hong Kong) Ltd and Global Payments Asia‑Pacific Processing Company Limited.	S‑1	333175705	10.15	12/13/2011

10.15†	Multi‑Currency Processing Agreement, dated January 10, 2010, by and among Planet Payment, Inc., Planet Payment (Hong Kong) Ltd and Network International, LLC, as amended.	S‑1	333175705	10.16	12/13/2011

10.16*	Long‑Term Incentive Restricted Stock Agreement, dated July 26, 2011, by and between Planet Payment, Inc. and Philip D. Beck.	S‑1	333175705	10.17	1/31/2012

10.17*	Offer letter, dated November 12, 2013, by and between Planet Payment, Inc. and Carl J. Williams.	10‑K	00135699	10.18	3/7/2014

10.18*	Long‑Term Incentive Restricted Stock Agreement, dated November 12, 2013, by and between Planet Payment, Inc. and Carl J. Williams.	10‑K	00135699	10.19	3/7/2014

10.19†	Multi‑Currency Processing Agreement, dated January 10, 2010, by and among Planet Payment, Inc. Planet Payment (Hong Kong) Ltd and Network International, LLC, as amended.	8‑K/A	00135699	10.01	1/30/2014

10.22†	Service Agreement, dated May 1, 2015, by and between Planet Payment, Inc. and Global Payments Direct, Inc.	10-Q/A	001-35699	10.01	10/9/2015

10.23	Credit and Security Agreement, dated June 10, 2015, by and between Planet Payment, Inc. and Citizens Bank, N.A.	10-Q	001-35699	10.02	8/4/2015

10.24*	Executive Retention Agreement dated April 25, 2011, by and between the Company and Raymond D’Aponte.	10-Q	001-35699	10.01	11/5/2015

10.25*	Executive Offer Letter dated April 25, 2011, by and between the Company and Raymond D’Aponte.	10-Q	001-35699	10.02	11/5/2015

10.26	Second Amendment to Credit and Security Agreement dated January 28, 2016, by and between the Company and Citizens Bank, N.A.	10-K	001-35699	10.26	3/3/2016

10.27*	Employment Agreement dated February 2, 2016, by and between the Company and Carl J. Williams.	10-K	001-35699	10.27	3/3/2016

10.28	Amendment to Lease Agreement dated May 18, 2016 by and between Planet Payment, Inc. and BDP Realty Associates, LLC.	10-Q	001-35699	10.1	8/4/2016

10.29#	Third Amendment to Credit and Security Agreement dated February 2, 2017, by and between the Company and Citizens Bank, N.A.	X

10.30#	Second Modification to Revolving Line of Credit Promissory Note dated February 2, 2017, by and between the Company and Citizens Bank, N.A.	X

21.1	List of Subsidiaries of Planet Payment, Inc.	X

23.1	Consent of BDO USA, LLP	X

24.1	Power of Attorney (included in the signature page)	X

31.1	Certification of Carl J. Williams, Chief Executive Officer, pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.	X

31.2	Certification of Raymond D’ Aponte, Chief Financial Officer, pursuant to Rule 13a 14(a)/15d 14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	X

32.1#	Certification of Carl J. Williams, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

32.2#	Certification of Raymond D’ Aponte, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

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

#Filed herewith.