Form 10-Q
period 2017-03-31
Planet Payment Inc
filed 2017-05-10
CIK 1362925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if smaller reporting company)

      Emerging growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒  No

As of April 30, 2017,  there were 49,754,877 shares of the registrant’s common stock outstanding.

Planet Payment, Inc.

Report on Form 10-Q

For the Quarterly Period Ended March 31, 2017

Planet Payment®, iPAY® and Pay in Your Currency®, as well as our logo, are registered trademarks of Planet Payment, and Multi-Currency Pricing™ is an additional trademark of Planet Payment. All other service marks, trademarks and trade names appearing in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Planet Payment, Inc.

Condensed Consolidated Balance Sheets

	As of	As of
	March 31,	December 31,
	2017	2016
	(unaudited)
Current assets:
Cash and cash equivalents	$15,577,764	$13,305,816
Restricted cash	5,271,492	4,981,472
Accounts receivable, net of allowances of $0.1 million as of March 31, 2017 and December 31, 2016	6,954,633	6,060,533
Prepaid expenses and other assets	2,006,760	1,940,544
Total current assets	29,810,649	26,288,365
Other assets:
Restricted cash	612,502	550,402
Property and equipment, net	1,644,582	1,674,410
Software development costs, net	4,126,196	4,197,142
Intangible assets, net	698,685	827,474
Goodwill	280,935	276,786
Deferred tax asset	22,673,170	22,673,206
Other long-term assets	1,753,892	2,095,817
Total other assets	31,789,962	32,295,237
Total assets	$61,600,611	$58,583,602
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,048,087	$830,479
Accrued expenses	5,216,455	5,353,735
Due to merchants	5,459,868	5,199,390
Current portion of capital leases	221,608	166,966
Total current liabilities	11,946,018	11,550,570
Long-term liabilities:
Long-term debt	9,916,000	9,916,000
Other long-term liabilities	786,259	854,991
Total long-term liabilities	10,702,259	10,770,991
Total liabilities	22,648,277	22,321,561
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock—10,000,000 shares authorized as of March 31, 2017 and December 31, 2016, $0.01 par value: Series A—1,535,398 shares issued and outstanding as of March 31, 2017 and December 31, 2016; $6,141,592 aggregate liquidation preference as of March 31, 2017 and December 31, 2016	15,354	15,354
Common stock—250,000,000 shares authorized as of March 31, 2017 and December 31, 2016, $0.01 par value, and 60,072,783 shares issued and 49,697,429 shares outstanding as of March 31, 2017, and 59,666,333 shares issued and 49,290,979 shares outstanding as of December 31, 2016	600,728	596,663
Treasury stock, at cost, 10,375,354 shares as of March 31, 2017 and December 31, 2016	(31,726,486)	(31,726,486)
Additional paid-in capital	112,565,197	111,327,321
Accumulated other comprehensive loss	(623,596)	(654,408)
Accumulated deficit	(41,878,863)	(43,296,403)
Total stockholders’ equity	38,952,334	36,262,041
Total liabilities and stockholders’ equity	$61,600,611	$58,583,602

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue:
Net revenue	$12,728,885	$13,684,513
Operating expenses:
Cost of revenue:
Payment processing service fees	2,115,609	2,691,224
Processing and service costs	3,192,073	3,500,668
Total cost of revenue	5,307,682	6,191,892
Selling, general and administrative expenses	5,287,338	5,480,714
Restructuring charges	65,458	—
Total operating expenses	10,660,478	11,672,606
Income from operations	2,068,407	2,011,907
Other (expense) income:
Interest expense	(116,332)	(14,676)
Interest income	523	424
Total other expense, net	(115,809)	(14,252)
Income from operations before provision for income taxes	1,952,598	1,997,655
Provision for income taxes	(535,058)	(237,350)
Net income	$1,417,540	$1,760,305
Basic net income per share applicable to common stockholders	$0.03	$0.03
Diluted net income per share applicable to common stockholders	$0.03	$0.03
Weighted-average common stock outstanding (basic)	48,917,601	50,771,451
Weighted-average common stock outstanding (diluted)	51,353,807	52,062,499

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income	$1,417,540	$1,760,305
Foreign currency translation adjustment	30,812	72,830
Total comprehensive income	$1,448,352	$1,833,135

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$1,417,540	$1,760,305
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	325,872	603,968
Depreciation and amortization expense	552,982	608,990
Provision for doubtful accounts	3,786	57,328
Deferred tax benefit	36	—
Changes in operating assets and liabilities:
(Increase) decrease in settlement assets	(294,389)	117,192
Increase in accounts receivables, prepaid expenses and other current assets	(890,025)	(493,038)
Decrease in other long-term assets	314,915	124,786
Increase (decrease) in accounts payable and accrued expenses	33,022	(193,076)
Increase (decrease) in due to merchants	264,847	(120,449)
Other	23,894	34,365
Net cash provided by operating activities	1,752,480	2,500,371
Cash flows from investing activities:
(Increase) decrease in restricted cash	(57,731)	2,038
Increase in merchant reserves	(4,369)	(1,990)
Purchase of property and equipment	(83,159)	(60,746)
Capitalized software development	(167,311)	(288,162)
Net cash used in investing activities	(312,570)	(348,860)
Cash flows from financing activities:
Proceeds from issuance of common stock	936,053	772,813
Principal payments on capital lease obligations	(78,110)	(106,528)
Purchase of treasury stock	—	(3,621,505)
Common stock repurchases for tax witholdings	(25,905)	(22,255)
Net cash provided by (used in) financing activities	832,038	(2,977,475)
Effect of exchange rate changes on cash and cash equivalents (*)	—	—
Net increase (decrease) in cash and cash equivalents	2,271,948	(825,964)
Cash and cash equivalents at beginning of period	13,305,816	14,675,515
Cash and cash equivalents at end of period	$15,577,764	$13,849,551
Supplemental disclosure:
Cash paid for:
Interest	$87,825	$8,544
Income taxes	295,755	295,589
Non-cash investing and financing activities:
Common stock issued for stock options exercised	419	98
Assets acquired under capital leases	47,067	98,988
Accrued capitalized hardware, software and fixed assets	64,259	30,667
Capitalized stock-based compensation	5,921	6,366

(*)For the three months ended March 31, 2017 and 2016, the effect of exchange rate changes on cash and cash equivalents was immaterial.

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Business description and basis of presentation

Business description

Planet Payment, Inc. together with its wholly-owned subsidiaries (“Planet Payment,” the “Company,” “we,” or “our”) is a provider of international payment and transaction processing and multicurrency processing services. The Company provides its services to approximately 188,000 active merchant locations in 22 countries and territories across the Asia- Pacific region, the Americas, the Middle East, Africa and Europe, primarily through its acquiring bank and processor customers, as well as through its own direct sales force. The Company provides banks and their merchants with innovative services to accept, process and reconcile electronic payments. The Company’s point-of-sale multi-currency payment processing services are designed for merchants in the retail, restaurant, and hospitality environments. We also provide payment services for e-commerce and mail and telephone order merchants. Our point-of-sale and e-commerce services help merchants sell more goods and services to consumers, and are integrated within the payment card transaction process enabling its acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. The Company’s ATM services provide its acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction. The Company also offers non-financial transaction processing services that allow merchants to offer a range of commercial services including pre-paid mobile phone top-up and bill payments using the same point-of-sale devices deployed to accept payment cards. The Company is a registered third party processor with the major card associations and operates in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

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

Unaudited condensed consolidated interim financial information

The accompanying unaudited condensed consolidated interim financial statements as of March 31, 2017 and for the periods ended March 31, 2017 and 2016 have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the statement of operations, financial position and cash flows. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the interim period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  The December 31, 2016 balance sheet information has been derived from the audited financial statements at that date. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulation of the Securities and Exchange Commission (“SEC”).

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

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

The Company’s accounts receivable concentrations of 10% and greater are as follows:

	As of	As of
	March 31,	December 31,
	2017	2016
Customer A	23%	22%
Customer B	17	17
Customer C	11	*

* Less than 10% accounts receivable concentration.

The Company’s revenue concentrations of 10% and greater are as follows:

	Three Months Ended
	March 31,
	2017	2016
Customer A	19%	17%
Customer C	*	12
Customer G	11	11

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net income	$1,417,540	$1,760,305
Amounts allocated to participating preferred stockholders under the two-class method	(123,537)	(210,498)
Net income applicable to common stockholders (basic and dilutive)	$1,294,003	$1,549,807
Denominator:
Weighted-average common stock outstanding (basic)	48,917,601	50,771,451
Common equivalent shares from options to purchase common stock	2,436,206	1,291,048
Weighted-average common stock outstanding (diluted)(1)	51,353,807	52,062,499
Basic net income per share applicable to common stockholders	$0.03	$0.03
Diluted net income per share applicable to common stockholders(1)	$0.03	$0.03

(1)

In accordance with ASC 260-10-45-48, for the three months ended March 31, 2017 and 2016, the Company excluded 396,500 and 996,500, respectively, of contingently-issued restricted shares from diluted weighted average common stock outstanding as the contingencies were neither (a) satisfied at the reporting date nor (b) would have been satisfied if the reporting date was at the end of the contingency period.

The following table sets forth the weighted average securities outstanding that have been excluded from the diluted net income per share calculation because the effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2017	2016
Stock options	7,500	1,933,471
Convertible preferred stock(1)	4,688,237	6,851,144
Total anti-dilutive securities	4,695,737	8,784,615

(1)

Diluted net income per share increases when convertible preferred stock is included in the required sequence in the diluted earnings per share computation. As such, convertible preferred stock is excluded from the computation of diluted earnings per share for the three months ended March 31, 2017 and 2016.

5. Stock-based compensation expense

Stock-based compensation expense is measured at the grant date based on fair value, and recognized as an expense over the requisite service period, net of an estimated forfeiture rate.

The following summarizes stock-based compensation expense recognized by income statement classification:

	Three Months Ended
	March 31,
	2017	2016
Processing and service costs	$42,435	$48,806
Selling, general and administrative expenses	283,437	555,162
Total stock-based compensation expense	$325,872	$603,968

The following summarizes stock-based compensation expense recognized by type:

	Three Months Ended
	March 31,
	2017	2016
Stock options	$227,506	$281,396
Restricted stock awards	98,366	322,572
Total stock-based compensation expense	$325,872	$603,968

6. Property and equipment

Property and equipment, net consist of the following:

	Estimated			As of	As of
	useful life			March 31,	December 31,
	(in years)			2017	2016
Equipment	2	-	7	$999,096	$998,722
Computer hardware	3	-	5	3,744,736	3,637,938
Furniture and fixtures	5	-	7	257,013	256,889
Leasehold improvements	3	-	10	1,059,643	1,037,386
Total property and equipment, gross				6,060,488	5,930,935
Less: Accumulated depreciation and amortization				(4,415,906)	(4,256,525)
Property and equipment, net				$1,644,582	$1,674,410

Property and equipment depreciation and amortization expense is as follows:

	Three Months Ended
	March 31,
	2017	2016
Depreciation and amortization expense	$158,617	$163,126

7. Goodwill and intangible assets

The change in carrying amount of goodwill for the three months ended March 31, 2017 is as follows:

Goodwill, gross, as of December 31, 2016	$276,786
Impact of change in Euro exchange rate	4,149
Accumulated impairment losses as of March 31, 2017	—
Goodwill, net, as of March 31, 2017	$280,935

The entire goodwill balance is assigned to the payment processing services segment.

Intangible assets are recorded at estimated fair value and are amortized ratably over their estimated useful lives to processing and service costs, which are included in cost of revenue.

The gross book value, accumulated amortization and amortization periods of intangible assets are as follows:

	As of March 31, 2017			As of December 31, 2016			Amortization
	Gross book	Accumulated	Net book	Gross book	Accumulated	Net book	period
	value	amortization	value	value	amortization	value	(in years)
Trademarks and patents	$1,208,510	$(577,748)	$630,762	$1,203,097	$(557,794)	$645,303	15	-	21
Technology	2,339,577	(2,271,654)	67,923	2,305,019	(2,122,848)	182,171		5
Intangible assets, net	$3,548,087	$(2,849,402)	$698,685	$3,508,116	$(2,680,642)	$827,474

Amortization expense related to intangible assets is as follows:

	Three Months Ended
	March 31,
	2017	2016
Amortization expense	$136,427	$142,138

8. Commitments and contingencies

Employment agreements

Pursuant to employment agreements with certain employees, the Company had a commitment to pay severance of approximately $1.2 million as of March 31, 2017 and as of December 31, 2016, in the event of an involuntary termination, as defined in the employment agreements. Additionally, in the event of termination upon a change of control, as defined in the agreements, the Company had a commitment to pay severance of approximately $1.5 million as of March 31, 2017 and $1.4 million as of December 31, 2016.

Contingent liabilities

In instances where the Company is acting as the merchant acquirer, the Company bears a risk that a merchant may engage in fraud by submitting for payment certain credit card transactions that may have been manipulated, are fictitious, or are otherwise not bona fide. Similarly, the Company bears the risk that a merchant becomes insolvent, owing money to cardholders. To the extent that such fraud or insolvency occurs in circumstances where the Company is liable to make good on any resultant losses, this could affect the Company’s operating results and cash flows. The Company has required certain merchants to post cash reserves of approximately $1.0 million with the sponsoring bank against such liabilities and has itself paid the acquirer a reserve of $0.4 million in connection therewith, which is included in long-term “Restricted cash” on the condensed consolidated balance sheets. In addition, the Company holds merchant reserves of approximately $2.2 million. This reserve amount is included in “Restricted cash” with an offset in “Due to merchants.” Under FASB ASC 460, Guarantees, the Company evaluates its ultimate risk and records an estimate of potential loss for chargeback’s related to merchant fraud and processing errors based upon an assessment of actual historical fraud rates and errors in processing compared to recent bank card processing volume levels. No contingent liability has been recorded as of March 31, 2017 and December 31, 2016, as the risk of material loss is considered remote. The Company monitors these contingent liabilities on a quarterly basis and will provide for a reserve if deemed necessary.

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

Pursuant to the agreement, the Company is liable for all losses incurred by the sponsoring bank with respect to the activities of its merchants sponsored under the agreement.  No contingent liability has been recorded as of March 31, 2017 as the risk of material loss is considered remote based on historical information.  The Company monitors this contingent liability on a quarterly basis and will provide for a reserve if deemed necessary.

9. Credit Facility

On February 2, 2017, the Company entered into an amendment to its credit facility (the “Credit Facility”) with Citizens Bank, N.A. to increase the Company’s borrowing capacity from $20.0 million to $30.0 million and extended the maturity date to December 31, 2021. The Line of Credit is secured by substantially all of the Company’s personal property, including the Company’s intellectual property and that of its subsidiaries that are borrowers or guarantors.  The interest rate applicable to committed borrowings is tied to LIBOR plus a margin of 2.5%.  The Credit Facility also provides for a letter of credit sub-facility of up to $2.0 million. The Credit Facility contains customary affirmative and negative covenants, including, among others, financial covenants based on the Company’s leverage and fixed charge coverage ratios, as well as an obligation to maintain a minimum availability requirement of at least $5.0 million in the aggregate of cash and availability under the line of credit.  The Credit Facility will provide funds for general corporate purposes and repurchases of issued and outstanding capital stock of the Company. The Company had $9.9 million outstanding under the Credit Facility at March 31, 2017 and December 31, 2016 and was in compliance with all financial covenants contained in the Credit Agreement.

10. Convertible preferred stock

During 2016, 708,352 shares of Series A Preferred Stock were converted into 2,162,907 shares of common stock at a conversion ratio of approximately 3.05 shares of common stock per share of Series A Preferred Stock in accordance with the terms of the Series A Preferred Stock Purchase agreement.  As of March 31, 2017, the remaining preferred stock consists of 1,535,398 shares designated (and issued) as Series A Preferred Stock, and 1,756,250 shares which are undesignated (and unissued). Each issued share of Series A Preferred Stock is convertible into approximately 3.05 shares of common stock, for a total of 4,688,237 shares of common stock.

For additional information on the Company’s convertible preferred stock disclosure, refer to Note 9 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

11. Accrued expenses

The following are the components of accrued expenses:

	March 31,	December 31,
	2017	2016
Bonus	$34,846	$611,228
Deferred revenue(*)	821,447	881,715
Deferred incentive(**)	699,798	1,087,591
Other(***)	3,660,364	2,773,201
Total accrued expenses	$5,216,455	$5,353,735

(*)Current deferred revenue will be recognized as revenue ratably over the next 12 months.  As of March 31, 2017, included in the balance sheet classification “Other long-term liabilities” is the non-current portion of deferred revenue in the amount of $0.5 million. The long-term portion of deferred revenue balance as of December 31, 2016 was approximately $0.7 million.

(**)As of March 31, 2017 and December 31, 2016, the Company recorded approximately $0.7 million and $1.1 million, respectively, in short-term incentives in relation to future obligations under contracts. As of  December 31, 2016, included in the balance sheet classification “Other long-term liabilities” is the non‑current portion of these incentives of approximately $0.1 million.

(***)As of March 31, 2017 and December 31, 2016, included in “other” were third party referral commissions of approximately $0.8 million and $0.6 million, respectively. No other amount included in “Other” exceeded 10% of total current liabilities.

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

Information about revenue, profit and assets

The CODM evaluates performance and allocates resources based on net revenue and gross profit of each segment. For purposes of analyzing segments, gross profit of the multi-currency processing services segment is equal to net revenue less multi-currency cost of sales of $0.5 million and $0.7 million, which is included in “processing and services costs” for the three months ended March 31, 2017 and 2016, respectively. The gross profit for the payment processing services segment includes net revenue of the segment less the cost of revenue component “payment processing services fees,” which includes interchange and card network fees and assessments. Net revenue and gross profit by geographical region is based upon where the transaction originated. Lastly, the Company does not evaluate performance or allocate resources using segment asset data. Long-lived assets are primarily located in the Americas and Europe and as of March 31, 2017 and December 31, 2016, long-lived asset amounts are $6.8 million and $7.0 million, respectively.

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

	Three Months Ended
	March 31,
	2017	2016
Net Revenue:
APAC	$4,093,385	$3,817,064
The Americas	2,969,152	2,185,374
EMEA	1,370,367	2,631,794
Total multi-currency processing services revenue	8,432,904	8,634,232
Payment processing services revenue	4,295,981	5,050,281
Net revenue	$12,728,885	$13,684,513
Gross Profit:
APAC	$4,072,794	$3,793,504
The Americas	2,796,896	2,034,688
EMEA	1,049,416	2,065,618
Total multi-currency processing services gross profit	7,919,106	7,893,810
Payment processing services gross profit	2,180,372	2,359,057
Total reportable segment gross profit	10,099,478	10,252,867
Corporate allocated cost of sales	2,678,275	2,760,246
Total gross profit	$7,421,203	$7,492,621

Income from operations before provision for income taxes:
Total gross profit	$7,421,203	$7,492,621
Selling, general and administrative expenses	5,287,338	5,480,714
Restructuring charges	65,458	—
Income from operations	2,068,407	2,011,907
Interest expense	(116,332)	(14,676)
Interest income	523	424
Total other expense, net	(115,809)	(14,252)
Income from operations before provision for income taxes	$1,952,598	$1,997,655

Payment processing services revenue and gross profit are the result of transactions that primarily originated in the Americas. For the three months ended March 31, 2017, Customer B and Customer G had revenue concentration of 23% and 23%, respectively.  For the three months ended March 31, 2016, Customer B and Customer G had revenue concentration of 15% and 28%, respectively.

“Corporate allocated cost of sales” includes expenses of running its platform infrastructure including: Internet connectivity, hosting and data storage expenses, amortization expenses of capitalized software development costs, compensation and related benefits of its technology personnel and a portion of general overhead expenses.

Concentration of revenue by customer by geographical region:

	Three Months Ended
	March 31,
	2017	2016
Multi-currency processing services revenue:
APAC:
Customer A	58%	59%
The Americas:
Customer D	24	27
Customer F	*	10
Customer G	14	*
Customer I	14	*
EMEA:
Customer C	52	63
Customer H	43	35

(*)Less than 10% revenue concentration.

13. Stock Repurchases

Stock repurchase program

As of March 31, 2017, the total amount of common stock repurchased under the program was 6.5 million shares for an aggregate price of $17.5 million, and $10.0 million remained available for repurchase under the program.  No repurchases were made during the three months ended March 31, 2017.

For additional information on the Company’s stock repurchase program, refer to Note 16 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Item 1A - Risk Factors” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We refer to Planet Payment, Inc. together with its wholly-owned subsidiaries as “Planet Payment,” the “Company,” “we,” or “our.”

Business overview

Planet Payment is a provider of international payment and transaction processing and multi-currency processing services. We provide our services to approximately 188,000 active merchant locations in 22 countries and territories across the Asia-Pacific region, the Americas, the Middle East, Africa and Europe, primarily through our acquiring bank and processor customers, as well as through our own direct sales force. We provide banks and their merchants with innovative services to accept, process and reconcile electronic payments. Our point-of-sale multi-currency payment processing services are designed for merchants in the retail, restaurant, and hospitality environments. We also provide payment services for e-commerce and mail and telephone order merchants. Our point-of-sale and e-commerce services help merchants sell more goods and services to consumers, and are integrated within the payment card transaction process, enabling our acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. Our ATM services provide our acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction.  We also offer non-financial transaction processing services that allow merchants to offer a range of commercial services including pre-paid mobile phone top-up and bill payments using the same point-of-sale devices deployed to accept payment cards. We are a registered third-party processor with the major card associations and operate in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

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

The following is a table consisting of non-GAAP financial measures and certain other business statistics that management monitors:

	Three Months Ended
	March 31,
	2017	2016
KEY METRICS:
Total active merchant locations (at period end)(1)	188,356	135,526
Total settled transactions processed(2)	46,510,692	53,391,673
Total settled dollar volume processed(3)	$2,195,099,898	$2,063,282,670
Adjusted EBITDA (non-GAAP)(4)	$3,012,719	$3,224,865
Capitalized expenditures	$320,650	$385,941
Multi-currency processing services key metrics:
Active merchant locations (at period end)(1)	129,330	62,532
Settled transactions processed(5)	5,066,472	4,274,099
Settled dollar volume processed(6)	$755,925,509	$726,274,722
Average net mark-up percentage on settled dollar volume processed(7)	1.12%	1.19%
Payment processing services key metrics:
Active merchant locations (at period end)(1)	60,615	74,703
Payment processing services revenue(8)	$4,295,981	$5,050,281
Settled transactions processed(9)	41,857,101	49,261,402
Settled dollar volume processed(10)	$1,489,720,023	$1,364,585,533

(1)

We consider a merchant location to be active as of a date if the merchant completed at least one revenue-generating transaction at the location during the 90-day period ending on such date.  The total number of active merchant locations exceeds the total number of merchants, as merchants may have multiple locations. As of March 31, 2017 and 2016, there were 1,589 and 1,709 active merchant locations, respectively, included in both multi-currency and payment processing active merchant locations but are not included in total active merchant locations, in order to eliminate counting these locations twice.

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

(7)

Represents the average net foreign currency mark-up percentage earned on settled dollar volume processed using our multi-currency processing services. The average net mark-up percentage on settled dollar volume processed is calculated by taking total multi-currency processing services net revenue ($8.4 million and $8.6 million for the three months ended March 31, 2017 and 2016, respectively) and dividing by settled dollar volume processed (see footnote 6 above).  For purposes of calculating “Average net mark-up percentage on settled dollar volume processed,” multi-currency processing services revenue includes revenue related to multi-currency transactions only.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net income, our most directly comparable financial measure in accordance with GAAP:

	Three Months Ended
	March 31,
	2017	2016
ADJUSTED EBITDA:
Net income	$1,417,540	$1,760,305
Interest expense	116,332	14,676
Interest income	(523)	(424)
Provision for income taxes	535,058	237,350
Depreciation and amortization	552,982	608,990
Stock-based compensation expense	325,872	603,968
Restructuring charges	65,458	—
Adjusted EBITDA (non-GAAP)	$3,012,719	$3,224,865

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

Analysis of revenue by segment and geographical region:

	Three Months Ended
	March 31,
	2017	2016
Revenue:
APAC	$4,093,385	$3,817,064
The Americas	2,969,152	2,185,374
EMEA	1,370,367	2,631,794
Total multi-currency processing services revenue	8,432,904	8,634,232
Payment processing services revenue	4,295,981	5,050,281
Net revenue	$12,728,885	$13,684,513

A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the three months ended March 31, 2017, subsidiaries of Customer A and Customer G represented approximately 19% and 11% of our revenue, respectively.

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

Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates if unforeseen events occur or should the assumptions used in the estimation process differ from actual results. Management believes there have been no material changes to the critical accounting policies discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of operations

The following tables set forth our condensed consolidated results of operations for the periods presented and as a percentage of our net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended
	March 31,
	2017		2016
		% of		% of
	$ amount	revenue	$ amount	revenue
Revenue:
APAC	$4,093,385	32.2%	$3,817,064	27.9%
The Americas	2,969,152	23.3	2,185,374	16.0
EMEA	1,370,367	10.8	2,631,794	19.2
Total multi-currency processing services revenue	8,432,904	66.3	8,634,232	63.1
Payment processing services revenue	4,295,981	33.7	5,050,281	36.9
Net revenue	12,728,885	100.0	13,684,513	100.0
Operating expenses:
Cost of revenue:
Payment processing services fees	2,115,609	16.6	2,691,224	19.7
Processing and service costs	3,192,073	25.1	3,500,668	25.6
Total cost of revenue	5,307,682	41.7	6,191,892	45.3
Selling, general and administrative expenses	5,287,338	41.5	5,480,714	40.1
Restructuring charges	65,458	0.5	—	—
Total operating expenses	10,660,478	83.7	11,672,606	85.4
Income from operations	2,068,407	16.3	2,011,907	14.6
Other (expense) income:
Interest expense	(116,332)	(0.9)	(14,676)	(0.1)
Interest income	523	0.0	424	0.0
Total other expense, net	(115,809)	(0.9)	(14,252)	(0.1)
Income from operations before provision for income taxes	1,952,598	15.4	1,997,655	14.5
Provision for income taxes	(535,058)	(4.2)	(237,350)	(1.7)
Net income	$1,417,540	11.2%	$1,760,305	12.8%

Comparison of the three months ended March 31, 2017 and 2016:

Revenue

	Three Months Ended
	March 31,		Variance
	2017	2016	Amount	Percent
APAC	$4,093,385	$3,817,064	$276,321	7%
The Americas	2,969,152	2,185,374	783,778	36
EMEA	1,370,367	2,631,794	(1,261,427)	(48)
Total multi-currency processing services revenue	8,432,904	8,634,232	(201,328)	(2)
Payment processing services revenue	4,295,981	5,050,281	(754,300)	(15)
Net revenue	$12,728,885	$13,684,513	$(955,628)	(7)%

Net revenue decreased $1.0 million, or 7%, to $12.7 million for the three months ended March 31, 2017 from $13.7 million for the three months ended March 31, 2016.  These changes are described below.

Multi-currency processing services revenue

APAC multi-currency processing services revenue.  APAC multi-currency processing services revenue increased $0.3 million, or 7%, to $4.1 million for the three months ended March 31, 2017 from $3.8 million for the three months ended March 31, 2016. The APAC multi-currency processing services revenue key business metrics are as follows:

	Three Months Ended
	March 31,		Variance
	2017	2016	Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	19,448	15,753	3,695	23%
APAC multi-currency processing settled transactions processed	1,868,498	1,567,645	300,853	19
APAC multi-currency processing settled dollar volume processed	$374,275,628	$331,422,207	$42,853,421	13
APAC average net mark-up % on settled dollar volume processed	1.09%	1.15%	(0.06)%	(5)%

The 13% increase in settled dollar volume processed resulted in a $0.5 million increase to revenue.  This increase was offset by a 5% decrease in average net mark-up percentage on settled dollar volume processed which resulted in a $0.2 million decrease in revenue.  The 13% increase in settled dollar volume processed was due to the 23% increase in active merchant locations.

The Americas multi-currency processing services revenue.  The Americas multi-currency processing services revenue increased $0.8 million, or 36%, to $3.0 million for the three months ended March 31, 2017 from $2.2 million for the three months ended March 31, 2016.  The Americas multi-currency processing services revenue key business metrics are as follows:

	Three Months Ended
	March 31,				Variance
	2017		2016		Amount	Percent
The Americas multi-currency processing active merchant locations (at period end)	92,320		33,044		59,276	179%
The Americas multi-currency processing settled transactions processed	1,534,537		1,126,434		408,103	36
The Americas multi-currency processing settled dollar volume processed	$162,447,078		$117,377,532		$45,069,546	38
The Americas average net mark-up % on settled dollar volume processed	1.83	%*	1.86	%*	(0.03)%	(2)%

(*)For purposes of calculating “Average net mark-up percentage on settled dollar volume processed,” multi-currency processing services revenue includes revenue related to multi-currency transactions only.

The 38% increase in settled dollar volume processed resulted in a $0.8 million increase to revenue.  This increase was offset by a 2% decrease in average net mark-up percentage on settled dollar volume processed resulted in a less than $0.1 million decrease in revenue.  The increase in settled dollar volume processed primarily due to the growth in our e-commerce and ATM offerings.

EMEA multi-currency processing services revenue. EMEA multi-currency processing services revenue decreased $1.3 million, or 48%, to $1.4 million for the three months ended March 31, 2017 from $2.6 million for the three months ended March 31, 2016.  The EMEA multi-currency processing services revenue key business metrics are as follows:

	Three Months Ended
	March 31,		Variance
	2017	2016	Amount	Percent
EMEA multi-currency processing active merchant locations (at period end)	17,562	13,735	3,827	28%
EMEA multi-currency processing settled transactions processed	1,663,437	1,580,020	83,417	5
EMEA multi-currency processing settled dollar volume processed	$219,202,803	$277,474,983	$(58,272,180)	(21)
EMEA average net mark-up % on settled dollar volume processed	0.63%	0.95%	(0.32)%	(34)%

The 21% decrease in settled dollar volume processed resulted in a $0.4 million decrease in revenue, and a 34% decrease in average net markup percentage on settled dollar volume processed resulted in a $0.9 million decrease to revenue.  The decrease in settled dollar volume processed was primarily due to the activation of new currencies in 2015 which had decreased throughout 2016.  The decrease in average net markup percentage was primarily due to the repricing of certain agreements in exchange for extended terms and access to other markets.

Payment processing services revenue

Payment processing services revenue is primarily earned from transaction processing services for customers in the Americas.  Payment processing services revenue decreased $0.8 million, or 15%, to $4.3 million for the three months ended March 31, 2017 from $5.1 million for the three months ended March 31, 2016.  The decrease was primarily due to the culling and low margin processing revenue.

Cost of revenue

	Three Months Ended
	March 31,		Variance
	2017	2016	Amount	Percent
Payment processing services fees	$2,115,609	$2,691,224	$(575,615)	(21)%
Processing and service costs	3,192,073	3,500,668	(308,595)	(9)
Total cost of revenue	$5,307,682	$6,191,892	$(884,210)	(14)%

Payment processing service fees

The decrease in payment processing service fees of $0.6 million, or 21%, to $2.1 million for the three months ended March 31, 2017 from $2.7 million for the three months ended March 31, 2016 is a direct result of the mix of business within the payment processing service revenue.

Processing and service costs

The decrease in processing and service costs of $0.3 million, or 9%, to $3.2 million for the three months ended March 31, 2017 from $3.5 million for the three months ended March 31, 2016 is primarily due to a $0.1 million decrease in salary compensation and a $0.2 million decrease in multi-currency referral commissions earned by third party agents.

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

Sources of liquidity

As of March 31, 2017, we had approximately $15.6 million in cash and cash equivalents of which $10.4 million in cash was held by foreign subsidiaries. Currently, if we were to repatriate cash held by our foreign subsidiaries, to the extent that such repatriation was a taxable event, we could utilize a portion of our $56.8 million net operating loss carry forward to offset the tax obligation, so that no U.S. tax liability would arise. However, our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

On February 2, 2017, the Company entered into a third amendment to its credit facility (the “Credit Facility”) with Citizens Bank, N.A. to increase the Company’s borrowing capacity from $20.0 million to $30.0 million and extended the maturity date to December 31, 2021. The Line of Credit is secured by substantially all of the Company’s personal property, including the Company’s intellectual property and that of its subsidiaries that are borrowers or guarantors.  The interest rate applicable to committed borrowings is tied to LIBOR plus a margin of 2.5%.  The Credit Facility also provides for a letter of credit sub-facility of up to $2.0 million. The Credit Facility contains customary affirmative and negative covenants, including, among others, financial covenants based on the Company’s leverage and fixed charge coverage ratios, as well as an obligation to maintain a minimum availability requirement of at least $5.0 million in the aggregate of cash and availability under the line of credit.  The Credit Facility will provide funds for general corporate purposes and repurchases of issued and outstanding capital stock of the Company. The Company had $9.9 million outstanding under the Credit Facility at March 31, 2017 and was in compliance with all financial covenants contained in the Credit Agreement.

Capital expenditures

Our capital expenditures related to property and equipment, software development costs, and intangible assets were approximately $0.3 million in the first three months of 2017.  The 2017 capital expenditures were primarily attributable to our investment in the business primarily through capital expenditures for network infrastructure and investments in software development and equipment.

Cash flows

	Three Months Ended
	March 31,
	2017	2016
Cash provided by operating activities	$1,752,480	$2,500,371
Cash used for investing activities	(312,570)	(348,860)
Cash provided by (used in) financing activities	832,038	(2,977,475)

Operating activities

Cash provided by operating activities during the three months ended March 31, 2017 was $1.8 million, comprised of $2.3 million of cash generated by operations and a net decrease in our operating assets and liabilities of $0.5 million. This net decrease in our operating assets and liabilities of $0.5 million primarily consisted of a $0.3 million increase in settlement assets and a $0.9 million increase in receivables, prepaid expenses and other assets.  These decreases were partially offset by a $0.3 million increase in due to merchants and a $0.3 million decrease in other long-term assets.  Cash generated by operations of $2.3 million was inclusive of net income of $1.4 million and total non-cash charges of $0.9 million. Significant non-cash adjustments to net income primarily include depreciation and amortization expense of $0.6 million and stock-based compensation expense of $0.3 million.

Cash provided by operating activities during the three months ended March 31, 2016 was $2.5 million, comprised of $3.0 million of cash generated by operations and a net decrease in our operating assets and liabilities of $0.5 million. This net decrease in our operating assets and liabilities of $0.5 million primarily consisted of a $0.4 million increase in receivables, prepaid expenses and other assets coupled with a $0.2 million decrease in accounts payable and accrued expenses and a $0.1 million decrease in due to merchants, offset in part, by a $0.1 million decrease in settlement assets and a $0.1 million decrease in other long-term assets. Cash generated by operations of $3.0 million was inclusive of net income of $1.8 million and total non-cash charges of $1.3 million. Significant non-cash adjustments to net income primarily include depreciation and amortization expense of $0.6 million, stock-based compensation expense of $0.6 million and provision for doubtful accounts of $0.1 million.

Investing activities

Cash used in investing activities for the three months ended March 31, 2017 was $0.3 million, which was primarily attributable to a $0.2 million investment in software development and a $0.1 million purchase of property and equipment.

Cash used in investing activities for the three months ended March 31, 2016 was $0.3 million, which was primarily attributable to a $0.3 million investment in software development.

Financing activities

Cash provided by financing activities for the three months ended March 31, 2017 was $0.8 million, comprised of $0.9 million in proceeds from issuance of common stock offset by $0.1 million in payments for capital leases obligations.

Cash used in financing activities for the three months ended March 31, 2016 was $3.0 million, comprised of $3.6 million of treasury stock repurchases and $0.1 million in payments for capital lease obligations offset by $0.8 million in proceeds from the issuance of common stock.

Stock repurchase program

As of March 31, 2017, the total amount of common stock repurchased under the program was 6.5 million shares for an aggregate price of $17.5 million, and $10.0 million remained available for repurchase under the program.  No repurchases were made during the three months ended March 31, 2017.

For additional information on the Company’s stock repurchase program, refer to Note 16 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Contractual obligations and commitments

As of March 31, 2017, there were no material changes in our contractual obligations and commitments as disclosed in our financial statements for the year ended December 31, 2016, except for an Amendment to Credit and Security Agreement and related Revolving Promissory Note with Citizens Bank, N.A. entered into in February 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We had cash and cash equivalents totaling $15.6 million and $13.3 million as of March 31, 2017 and December 31, 2016, respectively.  The cash and cash equivalents are held for working capital purposes. We did not have any derivative financial instruments as of March 31, 2017 and December 31, 2016. We are not exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates given the historic low levels of interest being earned on the short-term fixed-rate cash operating accounts. In addition, the interest rate on our Credit Facility borrowings are based on LIBOR plus a margin of 2.5%. Any material increases to LIBOR could negatively impact our interest expense on our Credit Facility.

Foreign currency exchange risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, principally the Hong Kong Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net income as a result of transaction gains (losses), we believe such a change would not have a material impact on our results of operations as Hong Kong is not considered to be a highly inflationary or deflationary economy and historically the Hong Kong Dollar has traded in a very narrow band of exchange rates against the U.S. Dollar. Based upon our annual historical financial statements, for every 1% change in the exchange rate between the U.S. Dollar and the Hong Kong Dollar, our net income would be impacted by approximately $11,000 and the carrying value of assets on our balance sheet would be impacted by approximately $0.1 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings in the ordinary course of business. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of Planet Payment.

Item 1A. Risk Factors

There were no material changes to the Company's risk factors as disclosed in Item 1A - Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

				Maximum Number
			Total Number of	(or approximate
			Shares Purchased	dollar value) of
			as Part of Publicly	Shares that May Yet
	Total Number of	Average Price	Announced Plans	be Purchased Under
Period	Shares Purchased	Paid per Share	or Programs(1)	the Plan or Programs
January 1-31, 2017	—	$—	—	$10,000,000
February 1-28, 2017	—	$—	—	$10,000,000
March 1-31, 2017	—	$—	—	$10,000,000

As of March 31, 2017, the total amount of common stock repurchased under the program was 6.5 million shares for an aggregate price of $17.5 million, and $10.0 million remained available for repurchase under the program.  No repurchases were made during the three months ended March 31, 2017.

Item 6. Exhibits

(a) Exhibits

Exhibit		Incorporated by Reference			Filing	Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.1	Third Amendment to Credit and Security Agreement dated February 2, 2017, by and between the Company and Citizens Bank, N.A.	10-K	001-35699	10.29	3/9/2017

10.2	Second Modification to Revolving Line of Credit Promissory Note dated February 2, 2017, by and between the Company and Citizens Bank, N.A.	10-K	001-35699	10.30	3/9/2017

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

PLANET PAYMENT, INC.
(Registrant)

Dated: May 9, 2017	By:	/S/ CARL J. WILLIAMS
Carl J. Williams
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2017	By:	/S/ RAYMOND D’APONTE
Raymond D’Aponte
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filing	Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.1	Third Amendment to Credit and Security Agreement dated February 2, 2017, by and between the Company and Citizens Bank, N.A.	10-K	001-35699	10.29	3/9/2017

10.2	Second Modification to Revolving Line of Credit Promissory Note dated February 2, 2017, by and between the Company and Citizens Bank, N.A.	10-K	001-35699	10.30	3/9/2017

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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