Form 10-Q
period 2017-06-30
Planet Payment Inc
filed 2017-08-09
CIK 1362925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017,  there were 49,888,019 shares of the registrant’s common stock outstanding.

Planet Payment, Inc.

Report on Form 10-Q

For the Quarterly Period Ended June 30, 2017

Planet Payment®, iPAY® and Pay in Your Currency®, as well as our logo, are registered trademarks of Planet Payment, and Multi-Currency Pricing™ is an additional trademark of Planet Payment. All other service marks, trademarks and trade names appearing in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Planet Payment, Inc.

Condensed Consolidated Balance Sheets

	As of	As of
	June 30,	December 31,
	2017	2016
	(unaudited)
Current assets:
Cash and cash equivalents	$7,283,792	$13,305,816
Restricted cash	5,552,887	4,981,472
Accounts receivable, net of allowances of $0.1 million as of June 30, 2017 and December 31, 2016	6,851,483	6,060,533
Prepaid expenses and other assets	2,100,989	1,940,544
Total current assets	21,789,151	26,288,365
Other assets:
Restricted cash	570,198	550,402
Property and equipment, net	1,607,115	1,674,410
Software development costs, net	4,153,393	4,197,142
Intangible assets, net	622,716	827,474
Goodwill	300,419	276,786
Deferred tax asset	22,119,464	22,673,206
Other long-term assets	1,555,719	2,095,817
Total other assets	30,929,024	32,295,237
Total assets	$52,718,175	$58,583,602
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$635,063	$830,479
Accrued expenses	4,095,501	5,353,735
Due to merchants	5,729,411	5,199,390
Current portion of capital leases	196,483	166,966
Total current liabilities	10,656,458	11,550,570
Long-term liabilities:
Long-term debt	—	9,916,000
Other long-term liabilities	589,970	854,991
Total long-term liabilities	589,970	10,770,991
Total liabilities	11,246,428	22,321,561
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock—10,000,000 shares authorized as of June 30, 2017 and December 31, 2016, $0.01 par value: Series A—1,535,398 shares issued and outstanding as of June 30, 2017 and December 31, 2016; $6,141,592 aggregate liquidation preference as of June 30, 2017 and December 31, 2016	15,354	15,354
Common stock—250,000,000 shares authorized as of June 30, 2017 and December 31, 2016, $0.01 par value, and 60,232,922 shares issued and 49,857,568 shares outstanding as of June 30, 2017, and 59,666,333 shares issued and 49,290,979 shares outstanding as of December 31, 2016	602,329	596,663
Treasury stock, at cost, 10,375,354 shares as of June 30, 2017 and December 31, 2016	(31,726,486)	(31,726,486)
Additional paid-in capital	113,062,193	111,327,321
Accumulated other comprehensive loss	(572,309)	(654,408)
Accumulated deficit	(39,909,334)	(43,296,403)
Total stockholders’ equity	41,471,747	36,262,041
Total liabilities and stockholders’ equity	$52,718,175	$58,583,602

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Net revenue	$12,516,383	$13,103,376	$25,245,268	$26,787,889
Operating expenses:
Cost of revenue:
Payment processing service fees	2,085,445	2,734,689	4,201,054	5,425,913
Processing and service costs	3,205,246	3,524,123	6,397,319	7,024,791
Total cost of revenue	5,290,691	6,258,812	10,598,373	12,450,704
Selling, general and administrative expenses	4,681,705	5,204,892	9,969,043	10,685,606
Restructuring charges	7,284	125,268	72,742	125,268
Total operating expenses	9,979,680	11,588,972	20,640,158	23,261,578
Income from operations	2,536,703	1,514,404	4,605,110	3,526,311
Other (expense) income:
Interest expense	(92,813)	(83,021)	(209,145)	(97,697)
Interest income	585	398	1,108	822
Total other expense, net	(92,228)	(82,623)	(208,037)	(96,875)
Income from operations before provision for income taxes	2,444,475	1,431,781	4,397,073	3,429,436
Provision for income taxes	(474,946)	(149,058)	(1,010,004)	(386,408)
Net income	$1,969,529	$1,282,723	$3,387,069	$3,043,028
Basic net income per share applicable to common stockholders	$0.04	$0.02	$0.06	$0.06
Diluted net income per share applicable to common stockholders	$0.04	$0.02	$0.06	$0.05
Weighted-average common stock outstanding (basic)	49,238,405	49,602,206	49,078,889	50,186,828
Weighted-average common stock outstanding (diluted)	51,272,280	51,987,695	51,322,296	52,401,790

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$1,969,529	$1,282,723	$3,387,069	$3,043,028
Foreign currency translation adjustment	51,287	(80,052)	82,099	(7,222)
Total comprehensive income	$2,020,816	$1,202,671	$3,469,168	$3,035,806

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$3,387,069	$3,043,028
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	574,519	1,180,899
Depreciation and amortization expense	1,045,495	1,330,238
Provision for doubtful accounts	3,437	58,595
Deferred income taxes	553,742	—
Disposal of property and equipment	—	500
Changes in operating assets and liabilities:
(Increase) decrease in settlement assets	(571,415)	498,553
(Increase) decrease in accounts receivables, prepaid expenses and other current assets	(881,941)	358,980
Decrease in other long-term assets	514,274	287,923
Decrease in accounts payable and accrued expenses	(1,664,578)	(2,885,420)
Increase (decrease) in due to merchants	530,021	(438,099)
Other	52,065	(26,219)
Net cash provided by operating activities	3,542,688	3,408,978
Cash flows from investing activities:
Increase in restricted cash	(19,796)	(9,629)
Increase in merchant reserves	—	9,684
Purchase of property and equipment	(209,550)	(109,555)
Capitalized software development	(415,646)	(677,822)
Purchase of intangible assets	(12,296)	(353)
Net cash used in investing activities	(657,288)	(787,675)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,293,738	1,965,380
Principal payments on capital lease obligations	(148,902)	(193,002)
Borrowings under credit facility	—	13,916,000
Repayments under credit facility	(9,916,000)	(4,000,000)
Purchase of treasury stock	—	(17,843,447)
Common stock repurchases for tax witholdings	(136,260)	(655,104)
Net cash used in financing activities	(8,907,424)	(6,810,173)
Effect of exchange rate changes on cash and cash equivalents (*)	—	—
Net decrease in cash and cash equivalents	(6,022,024)	(4,188,870)
Cash and cash equivalents at beginning of period	13,305,816	14,675,515
Cash and cash equivalents at end of period	$7,283,792	$10,486,645
Supplemental disclosure:
Cash paid for:
Interest	$172,261	$14,718
Income taxes	579,114	504,398
Non-cash investing and financing activities:
Common stock issued for preferred stock conversion	—	21,629
Common stock issued for stock options exercised	262	98
Assets acquired under capital leases	47,067	122,630
Accrued capitalized hardware, software and fixed assets	77,259	63,291
Capitalized stock-based compensation	8,541	14,018

(*)For the six months ended June 30, 2017 and 2016, the effect of exchange rate changes on cash and cash equivalents was immaterial.

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Business description and basis of presentation

Business description

Planet Payment, Inc. together with its wholly-owned subsidiaries (“Planet Payment,” the “Company,” “we,” or “our”) is a provider of international payment and transaction processing and multicurrency processing services. The Company provides its services to approximately 177,000 active merchant locations in 22 countries and territories across the Asia- Pacific region, the Americas, the Middle East, Africa and Europe, primarily through its acquiring bank and processor customers, as well as through its own direct sales force. The Company provides banks and their merchants with innovative services to accept, process and reconcile electronic payments. The Company’s point-of-sale multi-currency payment processing services are designed for merchants in the retail, restaurant, and hospitality environments. We also provide payment services for e-commerce and mail and telephone order merchants. Our point-of-sale and e-commerce services help merchants sell more goods and services to consumers, and are integrated within the payment card transaction process enabling its acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. The Company’s ATM services provide its acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction. The Company also offers non-financial transaction processing services that allow merchants to offer a range of commercial services including pre-paid mobile phone top-up and bill payments using the same point-of-sale devices deployed to accept payment cards. The Company is a registered third party processor with the major card associations and operates in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

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

Unaudited condensed consolidated interim financial information

The accompanying unaudited condensed consolidated interim financial statements as of June 30, 2017 and for the periods ended June 30, 2017 and 2016 have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the statement of operations, financial position and cash flows. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the interim period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  The December 31, 2016 balance sheet information has been derived from the audited financial statements at that date. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulation of the Securities and Exchange Commission (“SEC”).

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

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815) (“ASU 2017-11”).  The amendments in this update change the classification analysis of certain equity-linked financial instruments with down round features and clarify existing disclosure requirements of such instruments. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  The Company is currently evaluating the effect ASU 2017-11 will have on the condensed consolidated financial statements and disclosures.

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

The Company’s accounts receivable concentrations of 10% and greater are as follows:

	As of	As of
	June 30,	December 31,
	2017	2016
Customer A	20%	22%
Customer B	17	17

The Company’s revenue concentrations of 10% and greater are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Customer A	19%	15%	19%	16%
Customer C	*	*	*	10
Customer G	*	12	*	11

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income	$1,969,529	$1,282,723	$3,387,069	$3,043,028
Amounts allocated to participating preferred stockholders under the two-class method	(170,881)	(110,402)	(293,870)	(261,909)
Net income applicable to common stockholders (basic and dilutive)	$1,798,648	$1,172,321	$3,093,199	$2,781,119
Denominator:
Weighted-average common stock outstanding (basic)	49,238,405	49,602,206	49,078,889	50,186,828
Common equivalent shares from options to purchase common stock	2,033,875	2,385,489	2,243,407	2,214,962
Weighted-average common stock outstanding (diluted)(1)	51,272,280	51,987,695	51,322,296	52,401,790
Basic net income per share applicable to common stockholders	$0.04	$0.02	$0.06	$0.06
Diluted net income per share applicable to common stockholders(1)	$0.04	$0.02	$0.06	$0.05

(1)

In accordance with ASC 260-10-45-48, for the three and six months ended June 30, 2017 and 2016, the Company excluded 396,500, of contingently-issued restricted shares from diluted weighted average common stock outstanding as the contingencies were neither (a) satisfied at the reporting date nor (b) would have been satisfied if the reporting date was at the end of the contingency period.

The following table sets forth the weighted average securities outstanding that have been excluded from the diluted net income per share calculation because the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock options	37,390	11,071	22,528	592,170
Restricted stock awards	13,298	—	8,896	30,004
Convertible preferred stock(1)	4,688,237	4,949,687	4,688,237	6,015,339
Total anti-dilutive securities	4,738,925	4,960,758	4,719,661	6,637,513

(1)

Diluted net income per share increases when convertible preferred stock is included in the required sequence in the diluted earnings per share computation. As such, convertible preferred stock is excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2017 and 2016.

5. Stock-based compensation expense

Stock-based compensation expense is measured at the grant date based on fair value, and recognized as an expense over the requisite service period, net of an estimated forfeiture rate.

During the second quarter of 2017, 34,000 stock options were granted to certain employees of the Company, with a grant fair value of $53,000. The actual number of shares that will be issued upon exercise of the options is subject to the achievement of service-based vesting conditions.  Stock-based compensation expense is recorded on a straight line basis from the date of the grant over the requisite service period of 36 months.

During the second quarter of 2017, 5,000 restricted stock awards with a grant fair value of $21,000 were granted to a employee of the Company.  The final number of vested shares is subject to service-based vesting conditions.  Stock-

based compensation expense is recorded on a straight line basis from the date of the grant over the applicable service period of 36 months.

During the second quarter of 2017, 0.1 million restricted stock awards with a grant fair value of $0.2 million were granted to certain members of the Company’s Board of Directors.  The final number of vested shares is subject to service-based vesting conditions.  Stock-based compensation expense is recorded on a straight line basis from the date of the grant over the requisite service period of 12 months.

The following summarizes stock-based compensation expense recognized by income statement classification:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Processing and service costs	$27,145	$50,255	$69,580	$99,061
Selling, general and administrative expenses	221,502	526,676	504,939	1,081,838
Total stock-based compensation expense	$248,647	$576,931	$574,519	$1,180,899

The following summarizes stock-based compensation expense recognized by type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock options	$155,717	$267,833	$383,223	$549,229
Restricted stock awards	92,930	309,098	191,296	631,670
Total stock-based compensation expense	$248,647	$576,931	$574,519	$1,180,899

6. Property and equipment

Property and equipment, net consist of the following:

	Estimated			As of	As of
	useful life			June 30,	December 31,
	(in years)			2017	2016
Equipment	2	-	7	$1,001,081	$998,722
Computer hardware	3	-	5	3,843,177	3,637,938
Furniture and fixtures	5	-	7	257,531	256,889
Leasehold improvements	3	-	10	1,077,657	1,037,386
Total property and equipment, gross				6,179,446	5,930,935
Less: Accumulated depreciation and amortization				(4,572,331)	(4,256,525)
Property and equipment, net				$1,607,115	$1,674,410

Property and equipment depreciation and amortization expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Depreciation and amortization expense	$153,421	$277,433	$312,038	$440,559

7. Goodwill and intangible assets

The change in carrying amount of goodwill for the six months ended June 30, 2017 is as follows:

Goodwill, gross, as of December 31, 2016	$276,786
Impact of change in Euro exchange rate	23,633
Accumulated impairment losses as of June 30, 2017	—
Goodwill, net, as of June 30, 2017	$300,419

The entire goodwill balance is assigned to the payment processing services segment.

Intangible assets are recorded at estimated fair value and are amortized ratably over their estimated useful lives to processing and service costs, which are included in cost of revenue.

The gross book value, accumulated amortization and amortization periods of intangible assets are as follows:

	As of June 30, 2017			As of December 31, 2016			Amortization
	Gross book	Accumulated	Net book	Gross book	Accumulated	Net book	period
	value	amortization	value	value	amortization	value	(in years)
Trademarks and patents	$1,221,339	$(598,623)	$622,716	$1,203,097	$(557,794)	$645,303	15	-	21
Technology	2,501,834	(2,501,834)	—	2,305,019	(2,122,848)	182,171		5
Intangible assets, net	$3,723,173	$(3,100,457)	$622,716	$3,508,116	$(2,680,642)	$827,474

Amortization expense related to intangible assets is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Amortization expense	$88,764	$145,880	$225,191	$288,018

8. Commitments and contingencies

Employment agreements

Pursuant to employment agreements with certain employees, the Company had a commitment to pay severance of approximately $1.2 million as of June 30, 2017 and as of December 31, 2016, in the event of an involuntary termination, as defined in the employment agreements. Additionally, in the event of termination upon a change of control, as defined in the agreements, the Company had a commitment to pay severance of approximately $1.5 million as of June 30, 2017 and $1.4 million as of December 31, 2016.

Contingent liabilities

In instances where the Company is acting as the merchant acquirer, the Company bears a risk that a merchant may engage in fraud by submitting for payment certain credit card transactions that may have been manipulated, are fictitious, or are otherwise not bona fide. Similarly, the Company bears the risk that a merchant becomes insolvent, owing money to cardholders. To the extent that such fraud or insolvency occurs in circumstances where the Company is liable to make good on any resultant losses, this could affect the Company’s operating results and cash flows. The Company has required certain merchants to post cash reserves of approximately $1.0 million with the sponsoring bank against such liabilities and has itself paid the acquirer a reserve of $0.3 million in connection therewith, which is included in long-term “Restricted cash” on the condensed consolidated balance sheets. In addition, the Company holds merchant reserves of approximately $2.2 million. This reserve amount is included in “Restricted cash” with an offset in “Due to merchants.” Under FASB ASC 460, Guarantees, the Company evaluates its ultimate risk and records an estimate of potential loss for chargeback’s related to merchant fraud and processing errors based upon an assessment of actual historical fraud rates and errors in processing compared to recent bank card processing volume levels. No contingent liability has been recorded as of June 30, 2017 and December 31, 2016, as the risk of material loss is considered remote. The Company monitors these contingent liabilities on a quarterly basis and will provide for a reserve if deemed necessary.

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

Pursuant to the agreement, the Company is liable for all losses incurred by the sponsoring bank with respect to the activities of its merchants sponsored under the agreement.  No contingent liability has been recorded as of June 30, 2017 as the risk of material loss is considered remote based on historical information.  The Company monitors this contingent liability on a quarterly basis and will provide for a reserve if deemed necessary.

9. Credit Facility

On February 2, 2017, the Company entered into an amendment to its credit facility (the “Credit Facility”) with Citizens Bank, N.A. (“Citzens”) to increase the Company’s borrowing capacity from $20.0 million to $30.0 million and extend the maturity date to December 31, 2021. The Line of Credit is secured by substantially all of the Company’s personal property, including the Company’s intellectual property and that of its subsidiaries that are borrowers or guarantors.  The interest rate applicable to committed borrowings is tied to LIBOR plus a margin of 2.5%.  The Credit Facility also provides for a letter of credit sub-facility of up to $2.0 million. The credit agreement with Citizens, as amended (“Credit Agreement”), contains customary affirmative and negative covenants, including, among others, financial covenants based on the Company’s leverage and fixed charge coverage ratios, as well as an obligation to maintain a minimum availability requirement of at least $5.0 million in the aggregate of cash and availability under the line of credit.  The Credit Facility provides funding availability for, among other things, general corporate purposes and repurchases of issued and outstanding capital stock of the Company.  During the second quarter of 2017, the Company repaid $9.9 million on the Credit Facility.  The Company had no outstanding borrowings under the Credit Facility at June 30, 2017 and was in compliance with all financial covenants contained in the Credit Agreement.  The Company had $9.9 million outstanding under the Credit Facility at December 31, 2016.

10. Convertible preferred stock

During 2016, 708,352 shares of Series A Preferred Stock were converted into 2,162,907 shares of common stock at a conversion ratio of approximately 3.05 shares of common stock per share of Series A Preferred Stock in accordance with the terms of the Series A Preferred Stock Purchase agreement.  As of June 30, 2017, the remaining preferred stock consists of 1,535,398 shares designated (and issued) as Series A Preferred Stock, and 1,756,250 shares which are undesignated (and unissued). Each issued share of Series A Preferred Stock is convertible into approximately 3.05 shares of common stock, for a total of 4,688,237 shares of common stock.

For additional information on the Company’s convertible preferred stock disclosure, refer to Note 9 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

11. Accrued expenses

The following are the components of accrued expenses:

	As of	As of
	June 30,	December 31,
	2017	2016
Bonus	$68,757	$611,228
Deferred revenue(*)	823,137	881,715
Deferred incentive(**)	462,809	1,087,591
Other(***)	2,740,798	2,773,201
Total accrued expenses	$4,095,501	$5,353,735

(*)Current deferred revenue will be recognized as revenue ratably over the next 12 months.  As of June 30, 2017, included in the balance sheet classification “Other long-term liabilities” is the non-current portion of deferred revenue in the amount of $0.4 million. The long-term portion of deferred revenue balance as of December 31, 2016 was approximately $0.7 million.

(**)As of June 30, 2017 and December 31, 2016, the Company recorded approximately $0.5 million and $1.1 million, respectively, in short-term incentives in relation to future obligations under contracts. As of December 31, 2016, included in the balance sheet classification “Other long-term liabilities” is the non‑current portion of these incentives of approximately $0.1 million.

(***)As of June 30, 2017 and December 31, 2016, included in “other” were third party referral commissions of approximately $1.0 million and $0.6 million, respectively. No other amount included in “Other” exceeded 10% of total current liabilities.

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

Information about revenue, profit and assets

The CODM evaluates performance and allocates resources based on net revenue and gross profit of each segment. For purposes of analyzing segments, gross profit of the multi-currency processing services segment is equal to net revenue less multi-currency cost of sales of $0.5 million and $0.6 million, which is included in “processing and services costs” for the three months ended June 30, 2017 and 2016, respectively, and $1.0 million and $1.4 million for the six months ended June 30, 2017 and 2016, respectively. The gross profit for the payment processing services segment includes net revenue of the segment less the cost of revenue component “payment processing services fees,” which includes interchange and card network fees and assessments. Net revenue and gross profit by geographical region is based upon where the transaction originated. Lastly, the Company does not evaluate performance or allocate resources using segment asset data. Long-lived assets are primarily located in the Americas and Europe and as of June 30, 2017 and December 31, 2016, long-lived asset amounts are $6.7 million and $7.0 million, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Revenue:
APAC	$4,143,965	$3,761,918	$8,237,350	$7,578,982
The Americas	3,226,629	2,444,187	6,195,781	4,629,561
EMEA	1,140,372	1,752,501	2,510,739	4,384,295
Total multi-currency processing services revenue	8,510,966	7,958,606	16,943,870	16,592,838
Payment processing services revenue	4,005,417	5,144,770	8,301,398	10,195,051
Net revenue	$12,516,383	$13,103,376	$25,245,268	$26,787,889
Gross Profit:
APAC	$4,118,537	$3,731,646	$8,191,331	$7,525,150
The Americas	3,001,927	2,261,907	5,798,823	4,296,595
EMEA	913,809	1,341,917	1,963,225	3,407,535
Total multi-currency processing services gross profit	8,034,273	7,335,470	15,953,379	15,229,280
Payment processing services gross profit	1,919,972	2,410,081	4,100,344	4,769,138
Total reportable segment gross profit	9,954,245	9,745,551	20,053,723	19,998,418
Corporate allocated cost of sales	2,728,553	2,900,987	5,406,828	5,661,233
Total gross profit	$7,225,692	$6,844,564	$14,646,895	$14,337,185

Income from operations before provision for income taxes:
Total gross profit	$7,225,692	$6,844,564	$14,646,895	$14,337,185
Selling, general and administrative expenses	4,681,705	5,204,892	9,969,043	10,685,606
Restructuring charges	7,284	125,268	72,742	125,268
Income from operations	2,536,703	1,514,404	4,605,110	3,526,311
Interest expense	(92,813)	(83,021)	(209,145)	(97,697)
Interest income	585	398	1,108	822
Total other expense, net	(92,228)	(82,623)	(208,037)	(96,875)
Income from operations before provision for income taxes	$2,444,475	$1,431,781	$4,397,073	$3,429,436

Payment processing services revenue and gross profit are the result of transactions that primarily originated in the Americas. For the three months ended June 30, 2017, Customer B and Customer G had revenue concentration of 21% and 17%, respectively, and for the six months ended June 30, 2017, Customer B and Customer G had revenue concentration of 22% and 20%, respectively.  For the three months ended June 30, 2016, Customer B and Customer G had revenue concentration of 16% and 29%, respectively, and for the six months ended June 30, 2016, Customer B and Customer G had revenue concentration of 15% and 28%, respectively.

“Corporate allocated cost of sales” includes expenses of running its platform infrastructure including: Internet connectivity, hosting and data storage expenses, amortization expenses of capitalized software development costs, compensation and related benefits of its technology personnel and a portion of general overhead expenses.

Concentration of revenue by customer by geographical region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Multi-currency processing services revenue:
APAC:
Customer A	58%	52%	58%	56%
The Americas:
Customer D	13	19	18	23
Customer G	10	*	12	*
Customer I	11	13	12	10
Customer J	11	11	10	*
EMEA:
Customer C	44	60	48	62
Customer H	36	39	39	37

(*)Less than 10% revenue concentration.

13. Stock Repurchases

Stock repurchase program

As of June 30, 2017, the total amount of common stock repurchased under the program was 6.5 million shares for an aggregate price of $17.5 million, and $10.0 million remained available for repurchase under the program.  No repurchases were made during the six months ended June 30, 2017.

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

Business overview

Planet Payment is a provider of international payment and transaction processing and multi-currency processing services. We provide our services to approximately 177,000 active merchant locations in 22 countries and territories across the Asia-Pacific region, the Americas, the Middle East, Africa and Europe, primarily through our acquiring bank and processor customers, as well as through our own direct sales force. We provide banks and their merchants with innovative services to accept, process and reconcile electronic payments. Our point-of-sale multi-currency payment processing services are designed for merchants in the retail, restaurant, and hospitality environments. We also provide payment services for e-commerce and mail and telephone order merchants. Our point-of-sale and e-commerce services help merchants sell more goods and services to consumers, and are integrated within the payment card transaction process, enabling our acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. Our ATM services provide our acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction.  We also offer non-financial transaction processing services that allow merchants to offer a range of commercial services including pre-paid mobile phone top-up and bill payments using the same point-of-sale devices deployed to accept payment cards. We are a registered third-party processor with the major card associations and operate in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

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

The following is a table consisting of non-GAAP financial measures and certain other business statistics that management monitors:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
KEY METRICS:
Total active merchant locations (at period end)(1)	176,870	178,198	176,870	178,198
Total settled transactions processed(2)	48,054,316	45,680,275	94,565,008	99,071,948
Total settled dollar volume processed(3)	$2,248,334,128	$1,962,972,987	$4,443,434,026	$4,026,255,657
Adjusted EBITDA (non-GAAP)(4)	$3,412,848	$2,834,706	$6,425,567	$6,059,571
Capitalized expenditures	$402,642	$479,098	$723,292	$865,039
Multi-currency processing services key metrics:
Active merchant locations (at period end)(1)	119,692	105,987	119,692	105,987
Settled transactions processed(5)	4,957,236	3,888,083	10,023,708	8,162,182
Settled dollar volume processed(6)	$725,725,940	$662,524,562	$1,481,651,449	$1,388,799,284
Average net mark-up percentage on settled dollar volume processed(7)	1.17%	1.20%	1.14%	1.19%
Payment processing services key metrics:
Active merchant locations (at period end)(1)	59,176	73,728	59,176	73,728
Payment processing services revenue(8)	$4,005,417	$5,144,770	$8,301,398	$10,195,051
Settled transactions processed(9)	43,390,839	41,969,598	85,247,940	91,231,000
Settled dollar volume processed(10)	$1,572,046,750	$1,333,260,862	$3,061,766,773	$2,697,846,395

(1)

We consider a merchant location to be active as of a date if the merchant completed at least one revenue-generating transaction at the location during the 90-day period ending on such date.  The total number of active merchant locations exceeds the total number of merchants, as merchants may have multiple locations. As of June 30, 2017 and 2016, there were 1,998 and 1,517 active merchant locations, respectively, included in both multi-currency and payment processing active merchant locations but are not included in total active merchant locations, in order to eliminate counting these locations twice.

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

(7)

Represents the average net foreign currency mark-up percentage earned on settled dollar volume processed using our multi-currency processing services. The average net mark-up percentage on settled dollar volume processed is calculated by taking total multi-currency processing services net revenue ($8.5 million and $8.0 million for the three months ended June 30, 2017 and 2016, respectively, and $16.9 million and $16.6 million for the six months ended

June 30, 2017 and 2016, respectively) and dividing by settled dollar volume processed (see footnote 6 above).  For purposes of calculating “Average net mark-up percentage on settled dollar volume processed,” multi-currency processing services revenue includes revenue related to multi-currency transactions only.

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

The following table sets forth the reconciliation of net income, our most directly comparable financial measure in accordance with GAAP to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
ADJUSTED EBITDA:
Net income	$1,969,529	$1,282,723	$3,387,069	$3,043,028
Interest expense	92,813	83,021	209,145	97,697
Interest income	(585)	(398)	(1,108)	(822)
Provision for income taxes	474,946	149,058	1,010,004	386,408
Depreciation and amortization	492,513	618,103	1,045,495	1,227,093
Stock-based compensation expense	248,647	576,931	574,519	1,180,899
Restructuring charges and other	134,985	125,268	200,443	125,268
Adjusted EBITDA (non-GAAP)	$3,412,848	$2,834,706	$6,425,567	$6,059,571

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

Analysis of revenue by segment and geographical region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
APAC	$4,143,965	$3,761,918	$8,237,350	$7,578,982
The Americas	3,226,629	2,444,187	6,195,781	4,629,561
EMEA	1,140,372	1,752,501	2,510,739	4,384,295
Total multi-currency processing services revenue	8,510,966	7,958,606	16,943,870	16,592,838
Payment processing services revenue	4,005,417	5,144,770	8,301,398	10,195,051
Net revenue	$12,516,383	$13,103,376	$25,245,268	$26,787,889

A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the three and six months ended June 30, 2017, subsidiaries of Customer A represented approximately 19% of our revenue.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2017		2016		2017		2016
		% of		% of		% of		% of
	$ amount	revenue	$ amount	revenue	$ amount	revenue	$ amount	revenue
Revenue:
APAC	$4,143,965	33.1%	$3,761,918	28.6%	$8,237,350	32.6%	$7,578,982	28.2%
The Americas	3,226,629	25.8	2,444,187	18.7	6,195,781	24.5	4,629,561	17.3
EMEA	1,140,372	9.1	1,752,501	13.4	2,510,739	9.9	4,384,295	16.4
Total multi-currency processing services revenue	8,510,966	68.0	7,958,606	60.7	16,943,870	67.0	16,592,838	61.9
Payment processing services revenue	4,005,417	32.0	5,144,770	39.3	8,301,398	33.0	10,195,051	38.1
Net revenue	12,516,383	100.0	13,103,376	100.0	25,245,268	100.0	26,787,889	100.0
Operating expenses:
Cost of revenue:
Payment processing services fees	2,085,445	16.7	2,734,689	20.9	4,201,054	16.6	5,425,913	20.3
Processing and service costs	3,205,246	25.6	3,524,123	26.9	6,397,319	25.3	7,024,791	26.2
Total cost of revenue	5,290,691	42.3	6,258,812	47.8	10,598,373	41.9	12,450,704	46.5
Selling, general and administrative expenses	4,681,705	37.4	5,204,892	39.7	9,969,043	39.5	10,685,606	39.9
Restructuring charges	7,284	0.1	125,268	1.0	72,742	0.3	125,268	0.5
Total operating expenses	9,979,680	79.8	11,588,972	88.5	20,640,158	81.7	23,261,578	86.9
Income from operations	2,536,703	20.2	1,514,404	11.5	4,605,110	18.3	3,526,311	13.1
Other (expense) income:
Interest expense	(92,813)	(0.7)	(83,021)	(0.6)	(209,145)	(0.8)	(97,697)	(0.4)
Interest income	585	0.0	398	0.0	1,108	0.0	822	0.0
Total other expense, net	(92,228)	(0.7)	(82,623)	(0.6)	(208,037)	(0.8)	(96,875)	(0.4)
Income from operations before provision for income taxes	2,444,475	19.5	1,431,781	10.9	4,397,073	17.5	3,429,436	12.7
Provision for income taxes	(474,946)	(3.8)	(149,058)	(1.1)	(1,010,004)	(4.0)	(386,408)	(1.4)
Net income	$1,969,529	15.7%	$1,282,723	9.8%	$3,387,069	13.5%	$3,043,028	11.3%

Comparison of the three months ended June 30, 2017 and 2016:

Revenue

	Three Months Ended
	June 30,		Variance
	2017	2016	Amount	Percent
APAC	$4,143,965	$3,761,918	$382,047	10%
The Americas	3,226,629	2,444,187	782,442	32
EMEA	1,140,372	1,752,501	(612,129)	(35)
Total multi-currency processing services revenue	8,510,966	7,958,606	552,360	7
Payment processing services revenue	4,005,417	5,144,770	(1,139,353)	(22)
Net revenue	$12,516,383	$13,103,376	$(586,993)	(4)%

Net revenue decreased $0.6 million, or 4%, to $12.5 million for the three months ended June 30, 2017 from $13.1 million for the three months ended June 30, 2016.  These changes are described below.

Multi-currency processing services revenue

APAC multi-currency processing services revenue.  APAC multi-currency processing services revenue increased $0.4 million, or 10%, to $4.1 million for the three months ended June 30, 2017 from $3.7 million for the three months ended June 30, 2016. The APAC multi-currency processing services revenue key business metrics are as follows:

	Three Months Ended
	June 30,		Variance
	2017	2016	Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	18,791	17,743	1,048	6%
APAC multi-currency processing settled transactions processed	1,936,257	1,680,161	256,096	15
APAC multi-currency processing settled dollar volume processed	$382,812,486	$353,077,286	$29,735,200	8
APAC average net mark-up % on settled dollar volume processed	1.08%	1.07%	0.01%	1%

The 8% increase in settled dollar volume processed resulted in a $0.3 million increase to revenue and a 1% increase in average net mark-up percentage on settled dollar volume processed which resulted in a $0.1 million increase in revenue.  The 8% increase in settled dollar volume processed was due to the 6% increase in active merchant locations.

The Americas multi-currency processing services revenue.  The Americas multi-currency processing services revenue increased $0.8 million, or 32%, to $3.2 million for the three months ended June 30, 2017 from $2.4 million for the three months ended June 30, 2016.  The Americas multi-currency processing services revenue key business metrics are as follows:

	Three Months Ended
	June 30,				Variance
	2017		2016		Amount	Percent
The Americas multi-currency processing active merchant locations (at period end)	83,138		74,408		8,730	12%
The Americas multi-currency processing settled transactions processed	1,652,115		1,022,961		629,154	62
The Americas multi-currency processing settled dollar volume processed	$173,035,471		$116,698,542		$56,336,929	48
The Americas average net mark-up % on settled dollar volume processed	1.86	%*	2.09	%*	(0.23)%	(11)%

(*)For purposes of calculating “Average net mark-up percentage on settled dollar volume processed,” multi-currency processing services revenue includes revenue related to multi-currency transactions only.

The 48% increase in settled dollar volume processed resulted in a $1.1 million increase to revenue which was offset by an 11% decrease in average net mark-up percentage on settled dollar volume processed which resulted in a $0.3 million decrease in revenue.  The increase in settled dollar volume processed primarily due to the growth in our e-commerce and ATM offerings.

EMEA multi-currency processing services revenue. EMEA multi-currency processing services revenue decreased $0.7 million, or 35%, to $1.1 million for the three months ended June 30, 2017 from $1.8 million for the three months ended June 30, 2016.  The EMEA multi-currency processing services revenue key business metrics are as follows:

	Three Months Ended
	June 30,		Variance
	2017	2016	Amount	Percent
EMEA multi-currency processing active merchant locations (at period end)	17,763	13,836	3,927	28%
EMEA multi-currency processing settled transactions processed	1,368,864	1,184,961	183,903	16
EMEA multi-currency processing settled dollar volume processed	$169,877,983	$192,748,734	$(22,870,751)	(12)
EMEA average net mark-up % on settled dollar volume processed	0.67%	0.91%	(0.24)%	(26)%

The 12% decrease in settled dollar volume processed resulted in a $0.2 million decrease in revenue and a 26% decrease in average net mark-up percentage on settled dollar volume processed resulted in a $0.5 million decrease to revenue.  The decrease in settled dollar volume processed was primarily due to the activation of new currencies in 2015 which had decreased throughout 2016.  The decrease in average net mark-up percentage was primarily due to the repricing of certain agreements in exchange for extended terms and access to other markets.

Payment processing services revenue

Payment processing services revenue is primarily earned from transaction processing services for customers in the Americas.  Payment processing services revenue decreased $1.1 million, or 22%, to $4.0 million for the three months ended June 30, 2017 from $5.1 million for the three months ended June 30, 2016.  The decrease was primarily due to the culling and low margin processing revenue along with a direct acquiring merchant customer whose transaction volume is being temporarily impacted by a modification of the customers’ business model.

Cost of revenue

	Three Months Ended
	June 30,		Variance
	2017	2016	Amount	Percent
Payment processing services fees	$2,085,445	$2,734,689	$(649,244)	(24)%
Processing and service costs	3,205,246	3,524,123	(318,877)	(9)
Total cost of revenue	$5,290,691	$6,258,812	$(968,121)	(15)%

Payment processing service fees

The decrease in payment processing service fees of $0.6 million, or 24%, to $2.1 million for the three months ended June 30, 2017 from $2.7 million for the three months ended June 30, 2016 is a direct result of the mix of business within the payment processing service revenue.

Processing and service costs

The decrease in processing and service costs of $0.3 million, or 9%, to $3.2 million for the three months ended June 30, 2017 from $3.5 million for the three months ended June 30, 2016 is primarily due to a $0.1 million decrease in salary compensation and a $0.2 million decrease in multi-currency referral commissions earned by third party agents.

Selling, general and administrative expenses

	Three Months Ended
	June 30,		Variance
	2017	2016	Amount	Percent
Selling, general and administrative expenses	$4,681,705	$5,204,892	$(523,187)	(10)%

Selling, general and administrative expenses decreased $0.5 million, or 10%, to $4.7 million for the three months ended June 30, 2017 from $5.2 million for the three months ended June 30, 2016.  The decrease in selling, general and administrative expenses was primarily due to a $0.3 million decrease in stock-based compensation expense and a $0.3 million decrease in salary compensation.  These decreases were partially offset by a $0.1 million increase in professional fees.

Comparison of the six months ended June 30, 2017 and 2016:

Revenue

	Six Months Ended
	June 30,		Variance
	2017	2016	Amount	Percent
APAC	$8,237,350	$7,578,982	$658,368	9%
The Americas	6,195,781	4,629,561	1,566,220	34
EMEA	2,510,739	4,384,295	(1,873,556)	(43)
Total multi-currency processing services revenue	16,943,870	16,592,838	351,032	2
Payment processing services revenue	8,301,398	10,195,051	(1,893,653)	(19)
Net revenue	$25,245,268	$26,787,889	$(1,542,621)	(6)%

Net revenue decreased $1.6 million, or 6%, to $25.2 million for the six months ended June 30, 2017 from $26.8 million for the six months ended June 30, 2016.  These changes are described below.

Multi-currency processing services revenue

APAC multi-currency processing services revenue.  APAC multi-currency processing services revenue increased $0.6 million, or 9%, to $8.2 million for the six months ended June 30, 2017 from $7.6 million for the six months ended June 30, 2016. The APAC multi-currency processing services revenue key business metrics are as follows:

	Six Months Ended
	June 30,		Variance
	2017	2016	Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	18,791	17,743	1,048	6%
APAC multi-currency processing settled transactions processed	3,804,755	3,247,806	556,949	17
APAC multi-currency processing settled dollar volume processed	$757,088,114	$684,499,493	$72,588,621	11
APAC average net mark-up % on settled dollar volume processed	1.09%	1.11%	(0.02)%	(2)%

The 11% increase in settled dollar volume processed resulted in a $0.7 million increase to revenue which was offset by a 2% decrease in average net mark-up percentage on settled dollar volume processed resulted in a $0.1 million decrease to revenue.  The decrease in average net mark-up percentage was primarily due to our five year contract extension with Global Payments announced in May of 2015.

The Americas multi-currency processing services revenue.  The Americas multi-currency processing services revenue increased $1.6 million, or 34%, to $6.2 million for the six months ended June 30, 2017 from $4.6 million for the six months ended June 30, 2016.  The Americas multi-currency processing services revenue key business metrics are as follows:

	Six Months Ended
	June 30,				Variance
	2017		2016		Amount	Percent
The Americas multi-currency processing active merchant locations (at period end)	83,138		74,408		8,730	12%
The Americas multi-currency processing settled transactions processed	3,186,652		2,149,395		1,037,257	48
The Americas multi-currency processing settled dollar volume processed	$335,482,549		$234,076,074		$101,406,475	43
The Americas average net mark-up % on settled dollar volume processed	1.84	%*	1.97	%*	(0.13)%	(7)%

(*)For purposes of calculating “Average net mark-up percentage on settled dollar volume processed,” multi-currency processing services revenue includes revenue related to multi-currency transactions only.

The 43% increase in settled dollar volume processed resulted in a $1.9 million increase to revenue which was offset by a 7% decrease in average net mark-up percentage on settled dollar volume processed which resulted in a less than $0.3 million decrease in revenue.  The increase in settled dollar volume processed primarily due to the growth in our e-commerce and ATM offerings.

EMEA multi-currency processing services revenue. EMEA multi-currency processing services revenue decreased $1.9 million, or 43%, to $2.5 million for the six months ended June 30, 2017 from $4.4 million for the six months ended June 30, 2016.  The EMEA multi-currency processing services revenue key business metrics are as follows:

	Six Months Ended
	June 30,		Variance
	2017	2016	Amount	Percent
EMEA multi-currency processing active merchant locations (at period end)	17,763	13,836	3,927	28%
EMEA multi-currency processing settled transactions processed	3,032,301	2,764,981	267,320	10
EMEA multi-currency processing settled dollar volume processed	$389,080,786	$470,223,717	$(81,142,931)	(17)
EMEA average net mark-up % on settled dollar volume processed	0.65%	0.93%	(0.28)%	(30)%

The 17% decrease in settled dollar volume processed resulted in a $0.5 million decrease to revenue and a 30% decrease in our average net mark-up percentage on settled dollar volume processed resulted in a $1.4 million decrease to revenue.

Payment processing services revenue

Payment processing services revenue is primarily earned from transaction processing services for customers in the Americas.  Payment processing services revenue decreased $1.9 million, or 19%, to $8.3 million for the six months ended June 30, 2017 from $10.2 million for the six months ended June 30, 2016.  The decrease was primarily due to the culling and low margin processing revenue along with a direct acquiring merchant customer whose transaction volume is being temporarily impacted by a modification of the customers’ business model.

Cost of revenue

	Six Months Ended
	June 30,		Variance
	2017	2016	Amount	Percent
Payment processing services fees	$4,201,054	$5,425,913	$(1,224,859)	(23)%
Processing and service costs	6,397,319	7,024,791	(627,472)	(9)
Total cost of revenue	$10,598,373	$12,450,704	$(1,852,331)	(15)%

Payment processing service fees

The decrease in payment processing service fees of $1.2 million, or 23%, to $4.2 million for the six months ended June 30, 2017 from $5.4 million for the six months ended June 30, 2016 is a direct result of the mix of business within the payment processing service revenue.

Processing and service costs

The decrease in processing and service costs of $0.6 million, or 9%, to $6.4 million for the six months ended June 30, 2017 from $7.0 million for the six months ended June 30, 2016 is primarily due to a $0.2 million decrease in salary compensation and a $0.4 million decrease in multi-currency referral commissions earned by third party agents.

Selling, general and administrative expenses

	Six Months Ended
	June 30,		Variance
	2017	2016	Amount	Percent
Selling, general and administrative expenses	$9,969,043	$10,685,606	$(716,563)	(7)%

Selling, general and administrative expenses decreased $0.7 million, or 7%, to $10.0 million for the six months ended June 30, 2017 from $10.7 million for the six months ended June 30, 2016.  The decrease in selling, general and administrative expenses was primarily due to a $0.5 million decrease in stock-based compensation expense, a $0.4 million decrease in salary compensation and a $0.2 million decrease in recruiting expense.  These decreases were offset by a $0.4 million increase in professional fees.

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

Sources of liquidity

As of June 30, 2017, we had approximately $7.3 million in cash and cash equivalents, of which $5.1 million in cash was held by foreign subsidiaries. Currently, if we were to repatriate cash held by our foreign subsidiaries, to the extent that such repatriation was a taxable event, we could utilize a portion of our $56.8 million net operating loss carry forward to offset the tax obligation, so that no U.S. tax liability would arise. However, our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

On February 2, 2017, the Company entered into an amendment to its credit facility (the “Credit Facility”) with Citizens Bank, N.A. (“Citzens”) to increase the Company’s borrowing capacity from $20.0 million to $30.0 million and extend the maturity date to December 31, 2021. The Line of Credit is secured by substantially all of the Company’s personal property, including the Company’s intellectual property and that of its subsidiaries that are borrowers or guarantors.  The interest rate applicable to committed borrowings is tied to LIBOR plus a margin of 2.5%.  The Credit Facility also provides for a letter of credit sub-facility of up to $2.0 million. The credit agreement with Citizens, as amended (“Credit

Agreement”), contains customary affirmative and negative covenants, including, among others, financial covenants based on the Company’s leverage and fixed charge coverage ratios, as well as an obligation to maintain a minimum availability requirement of at least $5.0 million in the aggregate of cash and availability under the line of credit.  The Credit Facility provides funding availability for, among other things, general corporate purposes and repurchases of issued and outstanding capital stock of the Company.  During the second quarter of 2017, the Company repaid $9.9 million on the Credit Facility.  The Company had no outstanding borrowings under the Credit Facility at June 30, 2017 and was in compliance with all financial covenants contained in the Credit Agreement.  The Company had $9.9 million outstanding under the Credit Facility at December 31, 2016.

Capital expenditures

Our capital expenditures related to property and equipment, software development costs, and intangible assets were approximately $0.7 million in the first six months of 2017.  The 2017 capital expenditures were primarily attributable to our investment in the business primarily through capital expenditures for network infrastructure and investments in software development and equipment.

Cash flows

	Six Months Ended
	June 30,
	2017	2016
Net cash provided by operating activities	$3,542,688	$3,408,978
Net cash used in investing activities	(657,288)	(787,675)
Net cash used in financing activities	(8,907,424)	(6,810,173)

Operating activities

Cash provided by operating activities during the six months ended June 30, 2017 was $3.5 million, comprised of $5.6 million of cash generated by operations and a net decrease in our operating assets and liabilities of $2.1 million. This net decrease in our operating assets and liabilities of $2.1 million primarily consisted of a $1.6 million decrease in accounts payable and accrued expenses, a $0.9 million increase in receivables, prepaid expenses and other assets and a $0.6 million increase in settlement assets.  These decreases were partially offset by a $0.5 million increase in due to merchants and a $0.5 million decrease in other long-term assets.  Cash generated by operations of $5.6 million was inclusive of net income of $3.4 million and total non-cash charges of $2.2 million. Significant non-cash adjustments to net income primarily include depreciation and amortization expense of $1.0 million, stock-based compensation expense of $0.6 million and deferred tax income tax of $0.6 million.

Cash provided by operating activities during the six months ended June 30, 2016 was $3.4 million, comprised of $5.6 million of cash generated by operations and a net decrease in our operating assets and liabilities of $2.2 million. This net decrease in our operating assets and liabilities of $2.2 million primarily consisted of a $2.9 million decrease in accounts payable and accrued expenses, coupled with a $0.4 million decrease in due to merchants.   These decreases were partially offset by a $0.4 million decrease in receivables, prepaid expenses and other assets, a $0.5 million decrease in settlement assets and a $0.3 million decrease in other long-term assets.  Cash generated by operations of $5.6 million was inclusive of net income of $3.0 million and total non-cash charges of $2.6 million. Significant non-cash adjustments to net income primarily include depreciation and amortization expense of $1.3 million, stock-based compensation expense of $1.2 million and provision for doubtful accounts of $0.1 million.

Investing activities

Cash used in investing activities for the six months ended June 30, 2017 was $0.7 million, which was primarily attributable to a $0.4 million investment in software development and a $0.2 million purchase of property and equipment.

Cash used in investing activities for the six months ended June 30, 2016 was $0.8 million, which was primarily attributable to a $0.7 million investment in software development and a $0.1 million purchase of property and equipment.

Financing activities

Cash used in financing activities for the six months ended June 30, 2017 was $8.9 million, comprised of $1.3 million in proceeds from issuance of common stock offset by $9.9 million of credit facility repayments, $0.2 million in payments for capital leases obligations and $0.1 million in common stock repurchases for tax withholdings.

Cash used in financing activities for the six months ended June 30, 2016 was $6.8 million, comprised of $17.8 million of treasury stock repurchases, $13.9 million of credit facility borrowings, $4.0 million of credit facility repayments, $0.2 million in payments for capital lease obligations, $1.9 million in proceeds from the issuance of common stock and $0.7 million in common stock repurchases for tax withholdings.

Stock repurchase program

As of June 30, 2017, the total amount of common stock repurchased under the program was 6.5 million shares for an aggregate price of $17.5 million, and $10.0 million remained available for repurchase under the program.  No repurchases were made during the six months ended June 30, 2017.

For additional information on the Company’s stock repurchase program, refer to Note 16 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Contractual obligations and commitments

As of June 30, 2017, there were no material changes in our contractual obligations and commitments as disclosed in our financial statements for the year ended December 31, 2016, except for an Amendment to Credit and Security Agreement and related Revolving Promissory Note with Citizens Bank, N.A. entered into in February 2017 relating to the Credit Facility previously described.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Effects of inflation

Our monetary assets consist primarily of cash and cash equivalents and receivables, and our non-monetary assets consist primarily of property and equipment, software development, intangible assets and deferred tax asset, which are not affected significantly by inflation. We believe the replacement costs of property and equipment will not materially affect our operations. However, the rate of inflation affects our expenses, which may not be readily recoverable in the prices of services we offer.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We had cash and cash equivalents totaling $7.3 million and $13.3 million as of June 30, 2017 and December 31, 2016, respectively.  The cash and cash equivalents are held for working capital purposes. We did not have any derivative financial instruments as of June 30, 2017 and December 31, 2016. We are not exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates given the historic low levels of interest being earned on the short-term fixed-rate cash operating accounts. In addition, the interest rate on our Credit Facility borrowings are based on LIBOR plus a margin of 2.5%. Any material increases to LIBOR could negatively impact our interest expense on our Credit Facility.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

				Maximum Number
			Total Number of	(or approximate
			Shares Purchased	dollar value) of
			as Part of Publicly	Shares that May Yet
	Total Number of	Average Price	Announced Plans	be Purchased Under
Period	Shares Purchased	Paid per Share	or Programs(1)	the Plan or Programs
April 1-30, 2017	—	$—	—	$10,000,000
May 1-31, 2017	—	$—	—	$10,000,000
June 1-30, 2017	—	$—	—	$10,000,000

As of June 30, 2017, the total amount of common stock repurchased under the program was 6.5 million shares for an aggregate price of $17.5 million, and $10.0 million remained available for repurchase under the program.  No repurchases were made during the six months ended June 30, 2017.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

PLANET PAYMENT, INC.
(Registrant)

Dated: August 9, 2017	By:	/S/ CARL J. WILLIAMS
Carl J. Williams
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2017	By:	/S/ RAYMOND D’APONTE
Raymond D’Aponte
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filing	Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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