Form 10-Q
period 2017-09-30
Planet Payment Inc
filed 2017-11-07
CIK 1362925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017,  there were 50,012,263 shares of the registrant’s common stock outstanding.

Planet Payment, Inc.

Report on Form 10-Q

For the Quarterly Period Ended September 30, 2017

Planet Payment®, iPAY® and Pay in Your Currency®, as well as our logo, are registered trademarks of Planet Payment, and Multi-Currency Pricing™ is an additional trademark of Planet Payment. All other service marks, trademarks and trade names appearing in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Planet Payment, Inc.

Condensed Consolidated Balance Sheets

	As of	As of
	September 30,	December 31,
	2017	2016
	(unaudited)
Current assets:
Cash and cash equivalents	$9,802,497	$13,305,816
Restricted cash	4,350,588	4,981,472
Accounts receivable, net of allowances of $0.1 million as of September 30, 2017 and December 31, 2016	7,915,203	6,060,533
Prepaid expenses and other assets	2,048,902	1,940,544
Total current assets	24,117,190	26,288,365
Other assets:
Restricted cash	550,580	550,402
Property and equipment, net	1,652,484	1,674,410
Software development costs, net	4,190,599	4,197,142
Intangible assets, net	605,657	827,474
Goodwill	310,736	276,786
Deferred tax asset	22,343,511	22,673,206
Other long-term assets	1,452,404	2,095,817
Total other assets	31,105,971	32,295,237
Total assets	$55,223,161	$58,583,602
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,064,240	$830,479
Accrued expenses	3,360,875	5,353,735
Due to merchants	4,526,072	5,199,390
Current portion of capital leases	188,971	166,966
Total current liabilities	9,140,158	11,550,570
Long-term liabilities:
Long-term debt	—	9,916,000
Other long-term liabilities	324,998	854,991
Total long-term liabilities	324,998	10,770,991
Total liabilities	9,465,156	22,321,561
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock—10,000,000 shares authorized as of September 30, 2017 and December 31, 2016, $0.01 par value: Series A—1,535,398 shares issued and outstanding as of September 30, 2017 and December 31, 2016; $6,141,592 aggregate liquidation preference as of September 30, 2017 and December 31, 2016	15,354	15,354
Common stock—250,000,000 shares authorized as of September 30, 2017 and December 31, 2016, $0.01 par value, and 60,346,797 shares issued and 49,971,443 shares outstanding as of September 30, 2017, and 59,666,333 shares issued and 49,290,979 shares outstanding as of December 31, 2016	603,468	596,663
Treasury stock, at cost, 10,375,354 shares as of September 30, 2017 and December 31, 2016	(31,726,486)	(31,726,486)
Additional paid-in capital	113,565,756	111,327,321
Accumulated other comprehensive loss	(485,852)	(654,408)
Accumulated deficit	(36,214,235)	(43,296,403)
Total stockholders’ equity	45,758,005	36,262,041
Total liabilities and stockholders’ equity	$55,223,161	$58,583,602

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Net revenue	$13,805,324	$13,621,239	$39,050,592	$40,409,128
Operating expenses:
Cost of revenue:
Payment processing service fees	2,364,028	2,781,289	6,565,082	8,207,202
Processing and service costs	3,031,105	2,878,088	9,428,424	9,902,879
Total cost of revenue	5,395,133	5,659,377	15,993,506	18,110,081
Selling, general and administrative expenses	4,621,566	5,222,560	14,590,609	15,908,166
Restructuring charges	—	229,121	72,742	354,389
Total operating expenses	10,016,699	11,111,058	30,656,857	34,372,636
Income from operations	3,788,625	2,510,181	8,393,735	6,036,492
Other income (expense):
Interest expense	(12,863)	(88,669)	(222,008)	(186,366)
Interest income	644	428	1,752	1,250
Other income	111,613	93,016	111,613	93,016
Total other income (expense), net	99,394	4,775	(108,643)	(92,100)
Income from operations before provision for income taxes	3,888,019	2,514,956	8,285,092	5,944,392
Provision for income taxes	(192,920)	(289,543)	(1,202,924)	(675,951)
Net income	$3,695,099	$2,225,413	$7,082,168	$5,268,441
Basic net income per share applicable to common stockholders	$0.07	$0.04	$0.13	$0.10
Diluted net income per share applicable to common stockholders	$0.07	$0.04	$0.13	$0.09
Weighted-average common stock outstanding (basic)	49,391,614	49,179,596	49,184,276	49,848,634
Weighted-average common stock outstanding (diluted)	51,261,769	51,254,223	51,297,019	52,002,249

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$3,695,099	$2,225,413	$7,082,168	$5,268,441
Foreign currency translation adjustment	86,457	(11,530)	168,556	(18,752)
Total comprehensive income	$3,781,556	$2,213,883	$7,250,724	$5,249,689

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$7,082,168	$5,268,441
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	767,874	1,498,358
Depreciation and amortization expense	1,549,864	2,083,655
Provision for doubtful accounts	3,858	62,675
Deferred income taxes	329,695	—
Loss on disposal of property and equipment	—	500
Changes in operating assets and liabilities:
Decrease in settlement assets	630,884	1,160,869
Increase in accounts receivables, prepaid expenses and other assets	(1,928,650)	(258,790)
Decrease in other long-term assets	652,244	310,542
Decrease in accounts payable and accrued expenses	(2,353,775)	(2,407,891)
Decrease in due to merchants	(673,318)	(1,169,931)
Other	126,062	(44,740)
Net cash provided by operating activities	6,186,906	6,503,688
Cash flows from investing activities:
(Increase) decrease in restricted cash	(178)	2,853
Decrease in merchant reserves	—	(1,990)
Purchase of property and equipment	(318,676)	(156,165)
Capitalized software development	(709,760)	(999,733)
Purchase of intangible assets	(12,295)	(16,299)
Net cash used in investing activities	(1,040,909)	(1,171,334)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,602,293	2,287,990
Principal payments on capital lease obligations	(199,349)	(272,417)
Borrowings under credit facility	—	13,916,000
Repayments under credit facility	(9,916,000)	(4,000,000)
Purchase of treasury stock	—	(23,843,474)
Common stock repurchases for tax withholdings	(136,260)	(655,104)
Net cash used in financing activities	(8,649,316)	(12,567,005)
Effect of exchange rate changes on cash and cash equivalents (*)	—	—
Net decrease in cash and cash equivalents	(3,503,319)	(7,234,651)
Cash and cash equivalents at beginning of period	13,305,816	14,675,515
Cash and cash equivalents at end of period	$9,802,497	$7,440,864
Supplemental disclosure:
Cash paid for:
Interest	$176,901	$165,252
Income taxes	909,249	744,911
Non-cash investing and financing activities:
Common stock issued for preferred stock conversion	—	21,629
Common stock issued for stock options exercised	262	98
Assets acquired under capital leases	47,067	122,630
Accrued capitalized hardware, software and fixed assets	238,970	75,870
Capitalized stock-based compensation	11,333	21,625

(*)For the nine months ended September 30, 2017 and 2016, the effect of exchange rate changes on cash and cash equivalents was immaterial.

The accompanying notes are an integral part of these financial statements.

Planet Payment, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Business description and basis of presentation

Business description

Planet Payment, Inc. together with its wholly-owned subsidiaries (“Planet Payment,” the “Company,” “we,” or “our”) is a provider of international payment and transaction processing and multicurrency processing services. The Company provides its services to approximately 190,000 active merchant locations in 23 countries and territories across the Asia- Pacific region, the Americas, the Middle East, Africa and Europe, primarily through its acquiring bank and processor customers, as well as through its own direct sales force. The Company provides banks and their merchants with innovative services to accept, process and reconcile electronic payments. The Company’s point-of-sale multi-currency payment processing services are designed for merchants in the retail, restaurant, and hospitality environments. We also provide payment services for e-commerce and mail and telephone order merchants. Our point-of-sale and e-commerce services help merchants sell more goods and services to consumers, and are integrated within the payment card transaction process enabling its acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. The Company’s ATM services provide its acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction. The Company also offers non-financial transaction processing services that allow merchants to offer a range of commercial services including pre-paid mobile phone top-up and bill payments using the same point-of-sale devices deployed to accept payment cards. The Company is a registered third party processor with the major card associations and operates in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

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

Unaudited condensed consolidated interim financial information

The accompanying unaudited condensed consolidated interim financial statements as of September 30, 2017 and for the periods ended September 30, 2017 and 2016 have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the statement of operations, financial position and cash flows. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the interim period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  The December 31, 2016 balance sheet information has been derived from the audited financial statements at that date. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulation of the Securities and Exchange Commission (“SEC”).

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

2. Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The new guidance includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers.  The original effective date of ASC 606 of January 1, 2017 has been delayed until January 1, 2018.  Early adoption is not permitted before the original effective date.  The standard allows for either retrospective application to each reporting period presented or retrospective application with the cumulative effect of initially applying this update recognized at the date of initial application.  The Company plans to elect to apply the modified retrospective approach upon adoption. Additionally, the new guidance requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including revenue recognition policies to identify performance obligations, assets recognized from costs incurred to obtain and fulfill a contract, and significant judgments in measurement and recognition. The Company has gathered all data from customer contracts and identified the promised services in each of those contracts. Those promised services primarily include transaction fees.  The Company is in the process of identifying how those promised services are grouped into performance obligations. The Company is also determining whether some or all of those distinct services are part of a series of distinct services that are substantially the same and have the same pattern of transfer. The Company has identified variable consideration, including tiered pricing on our transaction fees, and is evaluating the impact of those variable considerations on our revenue recognition upon the adoption of ASC 606. Finally, the Company has identified several contract modifications and is evaluating how to account for these under the standard.  We expect to complete the implementation of ASC 606 in 2017.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-08”). The amendments in ASU 2016-08 do not change the core principle of the guidance. The amendments clarify the implementation guidance on principal versus agent considerations.   The update suggests that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The effective date and transition requirements for the amendments in ASU 2016-08 are the same as the effective date and transition requirements of ASC 606.  Through the use of various data gathering methods, the Company is categorizing the types of sales for our business units for the purpose of comparing how we currently recognize revenue for the purpose of quantifying the impact, if any, that this ASU will have on our consolidated financial statements.

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-10”). The amendments in this update do not change the core principle of the guidance. The amendments in this update clarify the identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  The amendments in this update clarify that contractual provisions that, explicitly or implicitly, require an entity to transfer control of additional goods or services to a customer should be distinguished from contractual provisions that, explicitly or implicitly, define the attributes of a single promised license.  The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of update ASC 606.  Through the use of various data gathering methods, the Company is categorizing the types of sales for our business units for the purpose of comparing how we currently recognize revenue for the purpose of quantifying the impact, if any, that this ASU will have on our consolidated financial statements.

In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-12”), in which the FASB finalized the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition.  The amendments are intended to address implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group, and provide additional practical expedients.  The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of update ASC 606.  Through the use of various data gathering methods, the Company is categorizing the types of sales for our business units for the purpose of comparing how we currently recognize revenue for the purpose of quantifying the impact, if any, that this ASU will have on our consolidated financial statements.

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

The Company’s accounts receivable concentrations of 10% and greater are as follows:

	As of	As of
	September 30,	December 31,
	2017	2016
Customer A	18%	22%
Customer B	12	17

The Company’s revenue concentrations of 10% and greater are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Customer A	18%	16%	19%	16%
Customer G	*	14	*	12

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net income	$3,695,099	$2,225,413	$7,082,168	$5,268,441
Amounts allocated to participating preferred stockholders under the two-class method	(319,921)	(196,868)	(613,173)	(466,065)
Net income applicable to common stockholders (basic and dilutive)	$3,375,178	$2,028,545	$6,468,995	$4,802,376
Denominator:
Weighted-average common stock outstanding (basic)	49,391,614	49,179,596	49,184,276	49,848,634
Common equivalent shares from options to purchase common stock	1,870,155	2,074,627	2,112,743	2,153,615
Weighted-average common stock outstanding (diluted)(1)	51,261,769	51,254,223	51,297,019	52,002,249
Basic net income per share applicable to common stockholders	$0.07	$0.04	$0.13	$0.10
Diluted net income per share applicable to common stockholders(1)	$0.07	$0.04	$0.13	$0.09

(1)

In accordance with ASC 260-10-45-48, for the three and nine months ended September 30, 2017 and 2016, the Company excluded 396,500, of contingently-issued restricted shares from diluted weighted average common stock outstanding as the contingencies were neither (a) satisfied at the reporting date nor (b) would have been satisfied if the reporting date was at the end of the contingency period.

The following table sets forth the weighted average securities outstanding that have been excluded from the diluted net income per share calculation because the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock options	41,500	—	28,921	581,665
Restricted stock awards	—	—	30,238	23,574
Convertible preferred stock(1)	4,688,237	4,688,237	4,688,237	5,493,407
Total anti-dilutive securities	4,729,737	4,688,237	4,747,396	6,098,646

(1)

Diluted net income per share increases when convertible preferred stock is included in the required sequence in the diluted earnings per share computation. As such, convertible preferred stock is excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2017 and 2016.

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

During the second quarter of 2017, 5,000 restricted stock awards with a grant fair value of $21,000 were granted to an employee of the Company.  The final number of vested shares is subject to service-based vesting conditions.  Stock-based compensation expense is recorded on a straight line basis from the date of the grant over the applicable service period of 36 months.

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

The following summarizes stock-based compensation expense recognized by income statement classification:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Processing and service costs	$16,760	$35,051	$86,340	$134,112
Selling, general and administrative expenses	176,595	282,408	681,534	1,364,246
Total stock-based compensation expense	$193,355	$317,459	$767,874	$1,498,358

The following summarizes stock-based compensation expense recognized by type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock options	$120,772	$217,537	$503,995	$766,766
Restricted stock awards	72,583	99,922	263,879	731,592
Total stock-based compensation expense	$193,355	$317,459	$767,874	$1,498,358

6. Property and equipment

Property and equipment, net consist of the following:

	Estimated			As of	As of
	useful life			September 30,	December 31,
	(in years)			2017	2016
Equipment	2	-	7	$1,070,822	$998,722
Computer hardware	3	-	5	4,057,362	3,637,938
Furniture and fixtures	5	-	7	258,065	256,889
Leasehold improvements	3	-	10	1,058,023	1,037,386
Total property and equipment, gross				6,444,272	5,930,935
Less: Accumulated depreciation and amortization				(4,791,788)	(4,256,525)
Property and equipment, net				$1,652,484	$1,674,410

Property and equipment depreciation and amortization expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Depreciation and amortization expense	$215,488	$328,181	$527,526	$768,740

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

7. Goodwill and intangible assets

The change in carrying amount of goodwill for the nine months ended September 30, 2017 is as follows:

Goodwill, gross, as of December 31, 2016	$276,786
Impact of change in Euro exchange rate	33,950
Goodwill, net, as of September 30, 2017	$310,736

The entire goodwill balance is assigned to the payment processing services segment.

Intangible assets are recorded at estimated fair value and are amortized ratably over their estimated useful lives to processing and service costs, which are included in cost of revenue.

The gross book value, accumulated amortization and amortization periods of intangible assets are as follows:

	As of September 30, 2017			As of December 31, 2016			Amortization
	Gross book	Accumulated	Net book	Gross book	Accumulated	Net book	period
	value	amortization	value	value	amortization	value	(in years)
Trademarks and patents	$1,226,007	$(620,350)	$605,657	$1,203,097	$(557,794)	$645,303	15	-	21
Technology	2,587,748	(2,587,748)	—	2,305,019	(2,122,848)	182,171		5
Intangible assets, net	$3,813,755	$(3,208,098)	$605,657	$3,508,116	$(2,680,642)	$827,474

Amortization expense related to intangible assets is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Amortization expense	$21,104	$143,692	$246,295	$431,710

8. Commitments and contingencies

Employment agreements

Pursuant to employment agreements with certain employees, the Company had a commitment to pay severance of approximately $1.3 million as of September 30, 2017 and $1.2 million as of December 31, 2016, in the event of an involuntary termination, as defined in the employment agreements. Additionally, in the event of termination upon a change of control, as defined in the agreements, the Company had a commitment to pay severance of approximately $1.6 million as of September 30, 2017 and $1.4 million as of December 31, 2016.

Contingent liabilities

In instances where the Company is acting as the merchant acquirer, the Company bears a risk that a merchant may engage in fraud by submitting for payment certain credit card transactions that may have been manipulated, are fictitious, or are otherwise not bona fide. Similarly, the Company bears the risk that a merchant becomes insolvent, owing money to cardholders. To the extent that such fraud or insolvency occurs in circumstances where the Company is liable to make good on any resultant losses, this could affect the Company’s operating results and cash flows. The Company has required certain merchants to post cash reserves of approximately $1.1 million with the sponsoring bank against such liabilities and has itself paid the acquirer a reserve of $0.3 million in connection therewith, which is included in long-term “Restricted cash” on the condensed consolidated balance sheets. In addition, the Company holds merchant reserves of approximately $2.2 million. This reserve amount is included in “Restricted cash” with an offset in “Due to merchants.” Under FASB ASC 460, Guarantees, the Company evaluates its ultimate risk and records an estimate of potential loss for chargeback’s related to merchant fraud and processing errors based upon an assessment of actual historical fraud rates and errors in processing compared to recent bank card processing volume levels.  No contingent liability has been recorded as of September 30, 2017 and December 31, 2016, as the risk of material loss is considered remote. The Company monitors these contingent liabilities on a quarterly basis and will provide for a reserve if deemed necessary.

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

Pursuant to the agreement, the Company is liable for all losses incurred by the sponsoring bank with respect to the activities of its merchants sponsored under the agreement.  No contingent liability has been recorded as of September 30, 2017 as the risk of material loss is considered remote based on historical information.  The Company monitors this contingent liability on a quarterly basis and will provide for a reserve if deemed necessary.

9. Credit Facility

On February 2, 2017, the Company entered into an amendment to its credit facility (the “Credit Facility”) with Citizens Bank, N.A. (“Citizens”) to increase the Company’s borrowing capacity from $20.0 million to $30.0 million and extend the maturity date to December 31, 2021. The Line of Credit is secured by substantially all of the Company’s property, including the Company’s intellectual property and that of its subsidiaries that are borrowers or guarantors.  The interest rate applicable to committed borrowings is tied to LIBOR plus a margin of 2.5%.  The Credit Facility also provides for a letter of credit sub-facility of up to $2.0 million. The credit agreement with Citizens, as amended (“Credit Agreement”), contains customary affirmative and negative covenants, including, among others, financial covenants based on the Company’s leverage and fixed charge coverage ratios, as well as an obligation to maintain a minimum availability requirement of at least $5.0 million in the aggregate of cash and availability under the line of credit.  The Credit Facility provides funding availability for, among other things, general corporate purposes and repurchases of issued and outstanding capital stock of the Company.  During the second quarter of 2017, the Company repaid $9.9 million on the Credit Facility.  The Company had no outstanding borrowings under the Credit Facility at September 30, 2017 and was in compliance with all financial covenants contained in the Credit Agreement.  The Company had $9.9 million outstanding under the Credit Facility at December 31, 2016.

10. Convertible preferred stock

During 2016, 708,352 shares of Series A Preferred Stock were converted into 2,162,907 shares of common stock at a conversion ratio of approximately 3.05 shares of common stock per share of Series A Preferred Stock in accordance with the terms of the Series A Preferred Stock Purchase agreement.  As of September 30, 2017, the remaining preferred stock consists of 1,535,398 shares designated (and issued) as Series A Preferred Stock, and 1,756,250 shares which are undesignated (and unissued). Each issued share of Series A Preferred Stock is convertible into approximately 3.05 shares of common stock, for a total of 4,688,237 shares of common stock.

For additional information on the Company’s convertible preferred stock disclosure, refer to Note 9 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

11. Accrued expenses

The following are the components of accrued expenses:

	As of	As of
	September 30,	December 31,
	2017	2016
Bonus	$221,277	$611,228
Deferred revenue(*)	685,126	881,715
Deferred incentive(**)	397,809	1,087,591
Other(***)	2,056,663	2,773,201
Total accrued expenses	$3,360,875	$5,353,735

(*)Current deferred revenue will be recognized as revenue ratably over the next 12 months.  As of September 30, 2017, included in the balance sheet classification “Other long-term liabilities” is the non-current portion of deferred revenue in the amount of $0.2 million. The long-term portion of deferred revenue balance as of December 31, 2016 was approximately $0.7 million.

(**)As of September 30, 2017 and December 31, 2016, the Company recorded approximately $0.4 million and $1.1 million, respectively, in short-term incentives in relation to future obligations under contracts. As of December 31, 2016, included in the balance sheet classification “Other long-term liabilities” is the non‑current portion of these incentives of approximately $0.1 million.

(***)As of September 30, 2017 and December 31, 2016, included in “other” were third party referral commissions of approximately $0.2 million and $0.6 million, respectively. No other amount included in “Other” exceeded 10% of total current liabilities.

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

Information about revenue, profit and assets

The CODM evaluates performance and allocates resources based on net revenue and gross profit of each segment. For purposes of analyzing segments, gross profit of the multi-currency processing services segment is equal to net revenue less multi-currency cost of sales of $0.4 million and $0.5 million, which is included in “processing and services costs” for the three months ended September 30, 2017 and 2016, respectively, and $1.4 million and $1.9 million for the nine months ended September 30, 2017 and 2016, respectively. The gross profit for the payment processing services segment includes net revenue of the segment less the cost of revenue component “payment processing services fees,” which includes interchange and card network fees and assessments. Net revenue and gross profit by geographical region is based upon where the transaction originated. Lastly, the Company does not evaluate performance or allocate resources using segment asset data. Long-lived assets are primarily located in the Americas and Europe and as of September 30, 2017 and December 31, 2016, long-lived asset amounts are $6.8 million and $7.0 million, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Revenue:
APAC	$4,320,879	$3,962,539	$12,558,229	$11,541,521
The Americas	4,099,625	2,634,887	10,295,406	7,264,448
EMEA	1,112,749	1,578,050	3,623,488	5,962,345
Total multi-currency processing services revenue	9,533,253	8,175,476	26,477,123	24,768,314
Payment processing services revenue	4,272,071	5,445,763	12,573,469	15,640,814
Net revenue	$13,805,324	$13,621,239	$39,050,592	$40,409,128
Gross Profit:
APAC	$4,303,113	$3,942,457	$12,494,444	$11,467,607
The Americas	3,904,298	2,470,294	9,703,121	6,766,889
EMEA	912,020	1,229,358	2,875,245	4,636,893
Total multi-currency processing services gross profit	9,119,431	7,642,109	25,072,810	22,871,389
Payment processing services gross profit	1,908,043	2,664,474	6,008,387	7,433,612
Total reportable segment gross profit	11,027,474	10,306,583	31,081,197	30,305,001
Corporate allocated cost of sales	2,617,283	2,344,721	8,024,111	8,005,954
Total gross profit	$8,410,191	$7,961,862	$23,057,086	$22,299,047

Income from operations before provision for income taxes:
Total gross profit	$8,410,191	$7,961,862	$23,057,086	$22,299,047
Selling, general and administrative expenses	4,621,566	5,222,560	14,590,609	15,908,166
Restructuring charges	-	229,121	72,742	354,389
Income from operations	3,788,625	2,510,181	8,393,735	6,036,492
Interest expense	(12,863)	(88,669)	(222,008)	(186,366)
Interest income	644	428	1,752	1,250
Other income	111,613	93,016	111,613	93,016
Total other income (expense), net	99,394	4,775	(108,643)	(92,100)
Income from operations before provision for income taxes	$3,888,019	$2,514,956	$8,285,092	$5,944,392

Payment processing services revenue and gross profit are the result of transactions that primarily originated in the Americas. For the three months ended September 30, 2017, Customer B and Customer G had revenue concentration of 22% and 14%, respectively, and for the nine months ended September 30, 2017, Customer B and Customer G had revenue concentration of 22% and 18%, respectively.  For the three months ended September 30, 2016, Customer B and Customer G had revenue concentration of 14% and 35%, respectively, and for the nine months ended September 30, 2016, Customer B and Customer G had revenue concentration of 15% and 30%, respectively.

“Corporate allocated cost of sales” includes expenses of running its platform infrastructure including: Internet connectivity, hosting and data storage expenses, amortization expenses of capitalized software development costs, compensation and related benefits of its technology personnel and a portion of general overhead expenses.

Concentration of revenue by customer by geographical region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Multi-currency processing services revenue:
APAC:
Customer A	59%	56%	58%	56%
The Americas:
Customer D	12	22	16	22
Customer E	10	*	*	*
Customer F	10	*	*	*
Customer G	*	*	11	*
Customer I	11	15	12	12
Customer J	11	15	10	11
EMEA:
Customer C	36	58	44	61
Customer H	34	37	40	37
Customer K	28	*	15	*

(*)Less than 10% revenue concentration.

13. Stock repurchases

Stock repurchase program

As of September 30, 2017, the total amount of common stock repurchased under the Company’s current stock repurchase program was 6.5 million shares for an aggregate price of $17.5 million, and $10.0 million remained available for repurchase under the program.  No repurchases were made during the nine months ended September 30, 2017.

For additional information on the Company’s stock repurchase program, refer to Note 16 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

14. Restructuring charges

For the nine months ended September 30, 2017, the Company incurred total restructuring charges of approximately $0.1 million which represents the cash components of severance and benefits paid during the period.

For the three and nine months ended September 30, 2016, the Company incurred total restructuring charges of approximately $0.2 million and $0.4 million, respectively.  Included in total restructuring charges for the three and nine months ended September 30, 2016, was approximately $0.2 million and $0.3 million, respectively, which represents the accelerated amortization of certain assets due to exiting a floor in its corporate location before the end of the lease term.  The cease use date was October 1, 2016.  The remaining amount represents the cash components of severance and benefits paid during the periods.

15. Subsequent event

On October 26, 2017, the Company, Franklin UK Bidco Limited, a private limited company incorporated under the Laws of England and Wales (“Fintrax Parent”) and a parent company of Fintrax Group (“Fintrax Group”), Fintrax US Acquisition Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of Fintrax Parent (“Acquisition Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Fintrax Parent has agreed that Acquisition Sub will commence a cash tender offer (the “Offer”) to acquire all of the issued and outstanding shares of (i) the common stock of the Company at a price per share of $4.50, net to seller in cash, subject to any withholding of taxes required by applicable law, and (ii) the Series A Preferred Stock of the Company, for $13.725 per share, equal to the common stock offer price multiplied by the conversion ratio for the Series A Preferred Stock set forth in the Company’s restated certificate of incorporation rounded to the nearest one-hundredth, which is 3.05, net to the seller in cash, without interest, subject to any withholding of taxes required by applicable law; and subject to the terms and conditions of the Merger Agreement. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Fintrax Parent has agreed that Acquisition Sub will commence the Offer to acquire all of the issued and outstanding shares of Common Stock and Series A Preferred Stock. The Merger Agreement provides that, following the consummation of the Offer, Acquisition Sub will merge with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Fintrax Parent. The merger will be governed by Section 251(h) of the General Corporation Law of the State of Delaware, with no stockholder vote required to consummate the merger. The consummation of the Offer will be subject to a number of conditions, including, at least a majority of the shares of the outstanding common stock, on a fully diluted basis, and a majority of the shares of the Series A Preferred Stock, having been validly tendered into and not withdrawn from the Offer, (ii) receipt of certain regulatory approvals, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the accuracy of the representations and warranties and compliance with the covenants contained in the Merger Agreement, subject to qualifications, and (iv) other customary conditions.

In addition, the Merger Agreement may be terminated under certain circumstances, including in specified circumstances in connection with an acquisition proposal that our board of directors determines constitutes a “Superior Proposal,” as defined in the Merger Agreement. Upon the termination of the Merger Agreement, under specified circumstances, the Company will be required to pay to Fintrax Parent a termination fee of approximately $7.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,”

“should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risk that the proposed merger may not be completed in a timely manner, or at all, which may adversely affect our business and the price of our common stock, the failure to satisfy all of the closing conditions of the proposed merger, including the receipt of certain regulatory approvals, (iii) the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement, (iv) the effect of the announcement or pendency of the proposed merger on our business, operating results, and relationships with customers, suppliers, competitors and others, (v) risks that the proposed merger may disrupt our current plans and business operations, (vi) potential difficulties retaining employees as a result of the proposed merger, (vii) risks related to the diverting of management’s attention from our ongoing business operations, and (viii) the outcome of any legal proceedings that may be instituted against us related to the merger agreement or the proposed merger, and those discussed in the section entitled “Item 1A - Risk Factors” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We refer to Planet Payment, Inc. together with its wholly-owned subsidiaries as “Planet Payment,” the “Company,” “we,” or “our.”

Business overview

Planet Payment is a provider of international payment and transaction processing and multi-currency processing services. We provide our services to approximately 190,000 active merchant locations in 23 countries and territories across the Asia-Pacific region, the Americas, the Middle East, Africa and Europe, primarily through our acquiring bank and processor customers, as well as through our own direct sales force. We provide banks and their merchants with innovative services to accept, process and reconcile electronic payments. Our point-of-sale multi-currency payment processing services are designed for merchants in the retail, restaurant, and hospitality environments. We also provide payment services for e-commerce and mail and telephone order merchants. Our point-of-sale and e-commerce services help merchants sell more goods and services to consumers, and are integrated within the payment card transaction process, enabling our acquiring customers to process and reconcile payment transactions in multiple currencies, geographies and channels. Our ATM services provide our acquirers with additional processing capabilities to help them increase revenue and improve customer satisfaction.  We also offer non-financial transaction processing services that allow merchants to offer a range of commercial services including pre-paid mobile phone top-up and bill payments using the same point-of-sale devices deployed to accept payment cards. We are a registered third-party processor with the major card associations and operate in accordance with industry standards, including the Payment Card Industry, or PCI, Security Council’s Data Security Standards.

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

Merger Agreement

On October 26, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Franklin UK Bidco Limited, a private limited company incorporated under the Laws of England and Wales (“Fintrax Parent”) and a parent company of Fintrax Group (“Fintrax Group”), Fintrax US Acquisition Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of Fintrax Parent (“Acquisition Sub”).

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Fintrax Parent has agreed that Acquisition Sub will commence a cash tender offer (the “Offer”) to acquire all of the issued and outstanding shares of (i) the common stock of the Company at a price per share of $4.50, net to seller in cash, subject to any withholding of taxes required by applicable law, and (ii) the Series A Preferred Stock of the Company, for $13.725 per share, equal to the common stock offer price multiplied by the conversion ratio for the Series A Preferred Stock set forth in the Company’s restated certificate of incorporation rounded to the nearest one-hundredth, which is 3.05, net to the seller in cash, without interest, subject to any withholding of taxes required by applicable law; and subject to the terms and conditions of the Merger Agreement. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Fintrax Parent has agreed that Acquisition Sub will commence the Offer to acquire all of the issued and outstanding shares of Common Stock and Series A Preferred Stock. The Merger Agreement provides that, following the consummation of the Offer, Acquisition Sub will merge with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Fintrax Parent. The merger will be governed by Section 251(h) of the General Corporation Law of the State of Delaware, with no stockholder vote required to consummate the merger. The consummation of the Offer will be subject to a number of conditions, including, at least a majority of the shares of the outstanding common stock, on a fully diluted basis, and a majority of the shares of the Series A Preferred Stock, having been validly tendered into and not withdrawn from the Offer, (ii) receipt of certain regulatory approvals, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the accuracy of the representations and warranties and compliance with the covenants contained in the Merger Agreement, subject to qualifications, and (iv) other customary conditions.

In addition, the Merger Agreement may be terminated under certain circumstances, including in specified circumstances in connection with an acquisition proposal that our board of directors determines constitutes a “Superior Proposal,” as defined in the Merger Agreement. Upon the termination of the Merger Agreement, under specified circumstances, we will be required to pay to Fintrax Parent a termination fee of approximately $7.7 million.

The foregoing description of the Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is attached as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2017 and is incorporated herein by reference.

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

The following is a table consisting of non-GAAP financial measures and certain other business statistics that management monitors:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
KEY METRICS:
Total active merchant locations (at period end)(1)	189,841	196,534	189,841	196,534
Total settled transactions processed(2)	50,026,879	45,471,822	144,591,887	144,543,770
Total settled dollar volume processed(3)	$2,415,365,869	$2,005,105,612	$6,858,799,895	$6,031,361,269
Adjusted EBITDA (non-GAAP)(4)	$4,720,488	$3,748,476	$11,351,302	$9,808,047
Capitalized expenditures	$567,742	$404,653	$1,291,034	$1,269,692
Multi-currency processing services key metrics:
Active merchant locations (at period end)(1)	132,551	125,598	132,551	125,598
Settled transactions processed(5)	5,530,466	4,182,779	15,554,174	12,344,961
Settled dollar volume processed(6)	$776,734,712	$652,029,363	$2,258,386,161	$2,040,828,647
Average net mark-up percentage on settled dollar volume processed(7)	1.23%	1.25%	1.17%	1.21%
Payment processing services key metrics:
Active merchant locations (at period end)(1)	59,717	72,488	59,717	72,488
Payment processing services revenue(8)	$4,272,071	$5,445,764	$12,573,469	$15,640,815
Settled transactions processed(9)	44,796,802	41,520,262	130,044,742	132,751,262
Settled dollar volume processed(10)	$1,686,521,329	$1,392,081,077	$4,748,288,102	$4,089,927,472

(1)

We consider a merchant location to be active as of a date if the merchant completed at least one revenue-generating transaction at the location during the 90-day period ending on such date.  The total number of active merchant locations exceeds the total number of merchants, as merchants may have multiple locations. As of September 30, 2017 and 2016, there were 2,427 and 1,552 active merchant locations, respectively, included in both multi-currency and payment processing active merchant locations but are not included in total active merchant locations, in order to eliminate counting these locations twice.

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

(7)

Represents the average net foreign currency mark-up percentage earned on settled dollar volume processed using our multi-currency processing services. The average net mark-up percentage on settled dollar volume processed is calculated by taking total multi-currency processing services net revenue ($9.5 million and $8.2 million for the three months ended September 30, 2017 and 2016, respectively, and $26.5 million and $24.7 million for the nine months ended September 30, 2017 and 2016, respectively) and dividing by settled dollar volume processed (see footnote 6 above).  For purposes of calculating “Average net mark-up percentage on settled dollar volume processed,” multi-currency processing services revenue includes revenue related to multi-currency transactions only.

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

The following table sets forth the reconciliation of net income, our most directly comparable financial measure in accordance with GAAP to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
ADJUSTED EBITDA:
Net income	$3,695,099	$2,225,413	$7,082,168	$5,268,441
Interest expense	12,863	88,669	222,008	186,366
Interest income	(644)	(428)	(1,752)	(1,250)
Provision for income taxes	192,920	289,543	1,202,924	675,951
Depreciation and amortization	504,369	598,699	1,549,864	1,825,792
Stock-based compensation expense	193,355	317,459	767,874	1,498,358
Restructuring charges and other(1)	122,526	229,121	528,216	354,389
Adjusted EBITDA (non-GAAP)	$4,720,488	$3,748,476	$11,351,302	$9,808,047

(1)

Restructuring charges and other, for the nine months ended September 30, 2017, has been adjusted to include an additional $0.2 million of fees related to our strategic review that was not previously included.

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

Analysis of revenue by segment and geographical region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
APAC	$4,320,879	$3,962,539	$12,558,229	$11,541,521
The Americas	4,099,625	2,634,887	10,295,406	7,264,448
EMEA	1,112,749	1,578,050	3,623,488	5,962,345
Total multi-currency processing services revenue	9,533,253	8,175,476	26,477,123	24,768,314
Payment processing services revenue	4,272,071	5,445,763	12,573,469	15,640,814
Net revenue	$13,805,324	$13,621,239	$39,050,592	$40,409,128

A significant portion of our revenue is derived from agreements with a limited number of customers. Specifically, for the three and nine months ended September 30, 2017, subsidiaries of Customer A represented approximately 18% and 19%, respectively, of our revenue.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017		2016		2017		2016
		% of		% of		% of		% of
	$ amount	revenue	$ amount	revenue	$ amount	revenue	$ amount	revenue
Revenue:
APAC	$4,320,879	31.3%	$3,962,539	29.1%	$12,558,229	32.1%	$11,541,521	28.5%
The Americas	4,099,625	29.7	2,634,887	19.3	10,295,406	26.4	7,264,448	18.0
EMEA	1,112,749	8.1	1,578,050	11.6	3,623,488	9.3	5,962,345	14.8
Total multi-currency processing services revenue	9,533,253	69.1	8,175,476	60.0	26,477,123	67.8	24,768,314	61.3
Payment processing services revenue	4,272,071	30.9	5,445,763	40.0	12,573,469	32.2	15,640,814	38.7
Net revenue	13,805,324	100.0	13,621,239	100.0	39,050,592	100.0	40,409,128	100.0
Operating expenses:
Cost of revenue:
Payment processing services fees	2,364,028	17.1	2,781,289	20.4	6,565,082	16.8	8,207,202	20.3
Processing and service costs	3,031,105	22.0	2,878,088	21.1	9,428,424	24.1	9,902,879	24.5
Total cost of revenue	5,395,133	39.1	5,659,377	41.5	15,993,506	40.9	18,110,081	44.8
Selling, general and administrative expenses	4,621,566	33.5	5,222,560	38.3	14,590,609	37.4	15,908,166	39.4
Restructuring charges	—	0.0	229,121	1.7	72,742	0.2	354,389	0.9
Total operating expenses	10,016,699	72.6	11,111,058	81.5	30,656,857	78.5	34,372,636	85.1
Income from operations	3,788,625	27.4	2,510,181	18.5	8,393,735	21.5	6,036,492	14.9
Other income (expense):
Interest expense	(12,863)	(0.1)	(88,669)	(0.7)	(222,008)	(0.6)	(186,366)	(0.5)
Interest income	644	0.0	428	0.0	1,752	0.0	1,250	0.0
Other income	111,613	0.8	93,016	0.7	111,613	0.3	93,016	0.2
Total other income (expense), net	99,394	0.7	4,775	0.0	(108,643)	(0.3)	(92,100)	(0.3)
Income from operations before provision for income taxes	3,888,019	28.1	2,514,956	18.5	8,285,092	21.2	5,944,392	14.6
Provision for income taxes	(192,920)	(1.4)	(289,543)	(2.1)	(1,202,924)	(3.1)	(675,951)	(1.7)
Net income	$3,695,099	26.7%	$2,225,413	16.4%	$7,082,168	18.1%	$5,268,441	12.9%

Comparison of the three months ended September 30, 2017 and 2016:

Revenue

	Three Months Ended
	September 30,		Variance
	2017	2016	Amount	Percent
APAC	$4,320,879	$3,962,539	$358,340	9%
The Americas	4,099,625	2,634,887	1,464,738	56
EMEA	1,112,749	1,578,050	(465,301)	(29)
Total multi-currency processing services revenue	9,533,253	8,175,476	1,357,777	17
Payment processing services revenue	4,272,071	5,445,763	(1,173,692)	(22)
Net revenue	$13,805,324	$13,621,239	$184,085	1%

Net revenue increased $0.2 million, or 1%, to $13.8 million for the three months ended September 30, 2017 from $13.6 million for the three months ended September 30, 2016.  These changes are described below.

Multi-currency processing services revenue

APAC multi-currency processing services revenue.  APAC multi-currency processing services revenue increased $0.3 million, or 9%, to $4.3 million for the three months ended September 30, 2017 from $4.0 million for the three months ended September 30, 2016. The APAC multi-currency processing services revenue key business metrics are as follows:

	Three Months Ended
	September 30,		Variance
	2017	2016	Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	18,557	18,579	(22)	(0)%
APAC multi-currency processing settled transactions processed	1,958,737	1,769,260	189,477	11
APAC multi-currency processing settled dollar volume processed	$396,646,371	$353,100,508	$43,545,863	12
APAC average net mark-up % on settled dollar volume processed	1.09%	1.12%	(0.03)%	(3)%

The 12% increase in settled dollar volume processed resulted in a $0.4 million increase to revenue and a 3% decrease in average net mark-up percentage on settled dollar volume processed which resulted in a $0.1 million decrease in revenue.

The Americas multi-currency processing services revenue.  The Americas multi-currency processing services revenue increased  $1.5 million, or 56%, to $4.1 million for the three months ended September 30, 2017 from $2.6 million for the three months ended September 30, 2016.  The Americas multi-currency processing services revenue key business metrics are as follows:

	Three Months Ended
	September 30,				Variance
	2017		2016		Amount	Percent
The Americas multi-currency processing active merchant locations (at period end)	95,789		92,416		3,373	4%
The Americas multi-currency processing settled transactions processed	2,187,205		1,192,938		994,267	83
The Americas multi-currency processing settled dollar volume processed	$223,674,253		$128,571,038		$95,103,215	74
The Americas average net mark-up % on settled dollar volume processed	1.83	%*	2.04	%*	(0.21)%	(10)%

(*)For purposes of calculating “Average net mark-up percentage on settled dollar volume processed,” multi-currency processing services revenue includes revenue related to multi-currency transactions only.

The 74% increase in settled dollar volume processed resulted in a $1.7 million increase to revenue which was offset by an 10% decrease in average net mark-up percentage on settled dollar volume processed which resulted in a $0.2 million decrease in revenue.  The increase in settled dollar volume processed was primarily due to growth in our e-commerce, ATM and point-of-sale solutions.

EMEA multi-currency processing services revenue. EMEA multi-currency processing services revenue decreased $0.5 million, or 29%, to $1.1 million for the three months ended September 30, 2017 from $1.6 million for the three months ended September 30, 2016.  The EMEA multi-currency processing services revenue key business metrics are as follows:

	Three Months Ended
	September 30,		Variance
	2017	2016	Amount	Percent
EMEA multi-currency processing active merchant locations (at period end)	18,205	14,603	3,602	25%
EMEA multi-currency processing settled transactions processed	1,384,524	1,220,581	163,943	13
EMEA multi-currency processing settled dollar volume processed	$156,414,088	$170,357,817	$(13,943,729)	(8)
EMEA average net mark-up % on settled dollar volume processed	0.71%	0.93%	(0.22)%	(24)%

The 8% decrease in settled dollar volume processed resulted in a $0.1 million decrease in revenue and a 24% decrease in average net mark-up percentage on settled dollar volume processed resulted in a $0.4 million decrease to revenue.  The decrease in settled dollar volume processed was primarily due to the activation of new currencies in 2015 which had decreased throughout 2016 and 2017.  The decrease in average net mark-up percentage was primarily due to the repricing of certain agreements in exchange for extended terms and access to other markets.

Payment processing services revenue

Payment processing services revenue is primarily earned from transaction processing services for customers in the Americas.  Payment processing services revenue decreased $1.1 million, or 22%, to $4.3 million for the three months ended September 30, 2017 from $5.4 million for the three months ended September 30, 2016.  The decrease was primarily due to the culling of low margin processing revenue along with a direct acquiring merchant customer whose transaction volume is being temporarily impacted by a modification of the customers’ business model.

Cost of revenue

	Three Months Ended
	September 30,		Variance
	2017	2016	Amount	Percent
Payment processing services fees	$2,364,028	$2,781,289	$(417,261)	(15)%
Processing and service costs	3,031,105	2,878,088	153,017	5
Total cost of revenue	$5,395,133	$5,659,377	$(264,244)	(5)%

Payment processing service fees

The decrease in payment processing service fees of $0.4 million, or 15%, to $2.4 million for the three months ended September 30, 2017 from $2.8 million for the three months ended September 30, 2016 is a direct result of the mix of business within the payment processing service revenue.

Processing and service costs

The increase in processing and service costs of $0.2 million, or 5%, to $3.0 million for the three months ended September 30, 2017 from $2.9 million for the three months ended September 30, 2016 is primarily due to a $0.4 million increase in salary compensation, offset by a $0.1 million decrease in multi-currency referral commissions earned by third party agents and a $0.1 million decrease in amortization expense.

Selling, general and administrative expenses

	Three Months Ended
	September 30,		Variance
	2017	2016	Amount	Percent
Selling, general and administrative expenses	$4,621,566	$5,222,560	$(600,994)	(12)%

Selling, general and administrative expenses decreased $0.6 million, or 12%, to $4.6 million for the three months ended September 30, 2017 from $5.2 million for the three months ended September 30, 2016.  The decrease in selling, general and administrative expenses was primarily due to a $0.6 million decrease in salary compensation and $0.1 million decrease in stock-based compensation expense.  These decreases were offset by a $0.1 million increase in professional fees.

Comparison of the nine months ended September 30, 2017 and 2016:

Revenue

	Nine Months Ended
	September 30,		Variance
	2017	2016	Amount	Percent
APAC	$12,558,229	$11,541,521	$1,016,708	9%
The Americas	10,295,406	7,264,448	3,030,958	42
EMEA	3,623,488	5,962,345	(2,338,857)	(39)
Total multi-currency processing services revenue	26,477,123	24,768,314	1,708,809	7
Payment processing services revenue	12,573,469	15,640,814	(3,067,345)	(20)
Net revenue	$39,050,592	$40,409,128	$(1,358,536)	(3)%

Net revenue decreased $1.3 million, or 3%, to $39.1 million for the nine months ended September 30, 2017 from $40.4 million for the nine months ended September 30, 2016.  These changes are described below.

Multi-currency processing services revenue

APAC multi-currency processing services revenue.  APAC multi-currency processing services revenue increased $1.0 million, or 9%, to $12.5 million for the nine months ended September 30, 2017 from $11.5 million for the nine months ended September 30, 2016. The APAC multi-currency processing services revenue key business metrics are as follows:

	Nine Months Ended
	September 30,		Variance
	2017	2016	Amount	Percent
APAC multi-currency processing active merchant locations (at period end)	18,557	18,579	(22)	(0)%
APAC multi-currency processing settled transactions processed	5,763,492	5,017,066	746,426	15
APAC multi-currency processing settled dollar volume processed	$1,153,734,485	$1,037,600,001	$116,134,484	11
APAC average net mark-up % on settled dollar volume processed	1.09%	1.11%	(0.02)%	(2)%

The 11% increase in settled dollar volume processed resulted in a $1.2 million increase to revenue which was offset by a 2% decrease in average net mark-up percentage on settled dollar volume processed which resulted in a $0.2 million decrease to revenue.  The increase in settled dollar volume processed was primarily due to growth in many of the APAC countries, most notably India.

The Americas multi-currency processing services revenue.  The Americas multi-currency processing services revenue increased $3.0 million, or 42%, to $10.3 million for the nine months ended September 30, 2017 from $7.3 million for the nine months ended September 30, 2016.  The Americas multi-currency processing services revenue key business metrics are as follows:

	Nine Months Ended
	September 30,				Variance
	2017		2016		Amount	Percent
The Americas multi-currency processing active merchant locations (at period end)	95,789		92,416		3,373	4%
The Americas multi-currency processing settled transactions processed	5,373,857		3,342,333		2,031,524	61
The Americas multi-currency processing settled dollar volume processed	$559,156,802		$362,647,112		$196,509,690	54
The Americas average net mark-up % on settled dollar volume processed	1.84	%*	2.00	%*	(0.16)%	(8)%

(*)For purposes of calculating “Average net mark-up percentage on settled dollar volume processed,” multi-currency processing services revenue includes revenue related to multi-currency transactions only.

The 54% increase in settled dollar volume processed resulted in a $3.6 million increase to revenue which was offset by a 8% decrease in average net mark-up percentage on settled dollar volume processed which resulted in a  $0.6 million decrease in revenue.  The increase in settled dollar volume processed was primarily due to growth in our e-commerce, ATM and point-of-sale solutions.

EMEA multi-currency processing services revenue. EMEA multi-currency processing services revenue decreased  $2.3 million, or 39%, to $3.7 million for the nine months ended September 30, 2017 from $6.0 million for the nine months ended September 30, 2016.  The EMEA multi-currency processing services revenue key business metrics are as follows:

	Nine Months Ended
	September 30,		Variance
	2017	2016	Amount	Percent
EMEA multi-currency processing active merchant locations (at period end)	18,205	14,603	3,602	25%
EMEA multi-currency processing settled transactions processed	4,416,825	3,985,562	431,263	11
EMEA multi-currency processing settled dollar volume processed	$545,494,874	$640,581,534	$(95,086,660)	(15)
EMEA average net mark-up % on settled dollar volume processed	0.66%	0.93%	(0.27)%	(29)%

The 15% decrease in settled dollar volume processed resulted in a $0.6 million decrease to revenue and a 29% decrease in our average net mark-up percentage on settled dollar volume processed resulted in a $1.7 million decrease to revenue. The decrease in settled dollar volume processed was primarily due to the activation of new currencies in 2015 which had decreased throughout 2016 and 2017.  The decrease in average net mark-up percentage was primarily due to the repricing of certain agreements in exchange for extended terms and access to other markets.

Payment processing services revenue

Payment processing services revenue is primarily earned from transaction processing services for customers in the Americas.  Payment processing services revenue decreased $3.0 million, or 20%, to $12.6 million for the nine months ended September 30, 2017 from $15.6 million for the nine months ended September 30, 2016.  The decrease was primarily due to the culling of low margin processing revenue along with a direct acquiring merchant customer whose transaction volume is being temporarily impacted by a modification of the customers’ business model.

Cost of revenue

	Nine Months Ended
	September 30,		Variance
	2017	2016	Amount	Percent
Payment processing services fees	$6,565,082	$8,207,202	$(1,642,120)	(20)%
Processing and service costs	9,428,424	9,902,879	(474,455)	(5)
Total cost of revenue	$15,993,506	$18,110,081	$(2,116,575)	(12)%

Payment processing service fees

The decrease in payment processing service fees of $1.6 million, or 20%, to $6.6 million for the nine months ended September 30, 2017 from $8.2 million for the nine months ended September 30, 2016 is a direct result of the mix of business within the payment processing service revenue.

Processing and service costs

The decrease in processing and service costs of $0.5 million, or 5%, to $9.4 million for the nine months ended September 30, 2017 from $9.9 million for the nine months ended September 30, 2016 is primarily due to a $0.5 million decrease in multi-currency referral commissions earned by third party agents,  a $0.3 million decrease in amortization expense,  and a $0.1 million decrease in facilities expense.  These decreases were offset by a $0.2 million increase in salary compensation and $0.2 million decrease in capitalized salary.

Selling, general and administrative expenses

	Nine Months Ended
	September 30,		Variance
	2017	2016	Amount	Percent
Selling, general and administrative expenses	$14,590,609	$15,908,166	$(1,317,557)	(8)%

Selling, general and administrative expenses decreased $1.3 million, or 8%, to $14.6 million for the nine months ended September 30, 2017 from $15.9 million for the nine months ended September 30, 2016.  The decrease in selling, general and administrative expenses was primarily due to a $0.7 million decrease in stock-based compensation expense, a $1.0 million decrease in salary compensation, a $0.2 million decrease in recruiting expense and a $0.3 million decrease in facilities expense.  These decreases were offset by a $0.6 million increase in professional fees and a $0.3 million increase in general and administrative expenses.

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

Sources of liquidity

As of September 30, 2017, we had approximately $9.8 million in cash and cash equivalents, of which $6.9 million in cash was held by foreign subsidiaries. Currently, if we were to repatriate cash held by our foreign subsidiaries, to the extent that such repatriation was a taxable event, we could utilize a portion of our $59.6 million net operating loss carry forward to offset the tax obligation, so that no U.S. tax liability would arise. However, our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

On February 2, 2017, the Company entered into an amendment to its credit facility (the “Credit Facility”) with Citizens Bank, N.A. (“Citizens”) to increase the Company’s borrowing capacity from $20.0 million to $30.0 million and extend the maturity date to December 31, 2021. The Line of Credit is secured by substantially all of the Company’s property, including the Company’s intellectual property and that of its subsidiaries that are borrowers or guarantors.  The interest rate applicable to committed borrowings is tied to LIBOR plus a margin of 2.5%.  The Credit Facility also provides for a letter of credit sub-facility of up to $2.0 million. The credit agreement with Citizens, as amended (“Credit Agreement”), contains customary affirmative and negative covenants, including, among others, financial covenants based on the Company’s leverage and fixed charge coverage ratios, as well as an obligation to maintain a minimum availability requirement of at least $5.0 million in the aggregate of cash and availability under the line of credit.  The Credit Facility provides funding availability for, among other things, general corporate purposes and repurchases of issued and outstanding capital stock of the Company.  During the second quarter of 2017, the Company repaid $9.9 million on the Credit Facility.  The Company had no outstanding borrowings under the Credit Facility at September 30, 2017 and was in compliance with all financial covenants contained in the Credit Agreement.  The Company had $9.9 million outstanding under the Credit Facility at December 31, 2016.

Capital expenditures

Our capital expenditures related to property and equipment, software development costs, and intangible assets were approximately $1.3 million in the first nine months of 2017.  The 2017 capital expenditures were primarily attributable to our investment in the business primarily through capital expenditures for network infrastructure and investments in software development and equipment.

Cash flows

	Nine Months Ended
	September 30,
	2017	2016
Net cash provided by operating activities	$6,186,906	$6,503,688
Net cash used in investing activities	(1,040,909)	(1,171,334)
Net cash used in financing activities	(8,649,316)	(12,567,005)

Operating activities

Cash provided by operating activities during the nine months ended September 30, 2017 was $6.2 million, comprised of $9.8 million of cash generated by operations and a net decrease in our operating assets and liabilities of $3.6 million. This net decrease in our operating assets and liabilities of $3.6 million primarily consisted of a $2.4 million decrease in accounts payable and accrued expenses, a $1.9 million increase in receivables, prepaid expenses and other assets and a $0.6 million decrease in due to merchants, offset in part by, a $0.6 million decrease in settlement assets and a $0.7 million decrease in other long-term assets.  Cash generated by operations of $9.8 million was inclusive of net income of $7.1 million and total non-cash charges of $2.7 million. Significant non-cash adjustments to net income primarily include depreciation and amortization expense of $1.6 million, stock-based compensation expense of $0.8 million and deferred tax income tax of $0.3 million.

Cash provided by operating activities during the nine months ended September 30, 2016 was $6.5 million, comprised of $8.9 million of cash generated by operations and a net decrease in our operating assets and liabilities of $2.4 million. This net decrease in our operating assets and liabilities of $2.4 million primarily consisted of a $2.4 million decrease in accounts payable and accrued expenses, a $1.2 million decrease in due to merchants and a $0.3 million increase in receivables, prepaid expenses and other assets.  These decreases were partially offset by a $1.2 million decrease in settlement assets and a $0.3 million decrease in other long-term assets.  Cash generated by operations of $8.9 million was inclusive of net income of $5.3 million and total non-cash charges of $3.6 million. Significant non-cash adjustments to net income primarily included depreciation and amortization expense of $2.0 million, stock-based compensation expense of $1.5 million and provision for doubtful accounts of $0.1 million.

Investing activities

Cash used in investing activities for the nine months ended September 30, 2017 was $1.0 million, which was primarily attributable to a $0.7 million investment in software development and a $0.3 million purchase of property and equipment.

Cash used for investing activities for the nine months ended September 30, 2016 was $1.2 million, which was primarily attributable to a $1.0 million investment in software development and a $0.2 million purchase of property and equipment.

Financing activities

Cash used in financing activities for the nine months ended September 30, 2017 was $8.6 million, comprised of $1.6 million in proceeds from issuance of common stock offset by $9.9 million of credit facility repayments, $0.2 million in payments for capital leases obligations and $0.1 million in common stock repurchases for tax withholdings.

Cash used for financing activities for the nine months ended September 30, 2016 was $12.6 million, comprised of $23.8 million of treasury stock repurchases, $13.9 million of credit facility borrowings, $4.0 million of credit facility repayments, $0.3 million in payments for capital lease obligations, $2.3 million in proceeds from the issuance of common stock and $0.7 million in common stock repurchases for tax withholdings.

Stock repurchase program

As of September 30, 2017, the total amount of common stock repurchased under the Company’s current stock repurchase program was 6.5 million shares for an aggregate price of $17.5 million, and $10.0 million remained available for repurchase under the program.  No repurchases were made during the nine months ended September 30, 2017.

For additional information on the Company’s stock repurchase program, refer to Note 16 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Contractual obligations and commitments

As of September 30, 2017, there were no material changes in our contractual obligations and commitments as disclosed in our financial statements for the year ended December 31, 2016, except for an Amendment to Credit and Security Agreement and related Revolving Promissory Note with Citizens Bank, N.A. entered into in February 2017 relating to the Credit Facility previously described.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We had cash and cash equivalents totaling $9.8 million and $13.3 million as of September 30, 2017 and December 31, 2016, respectively.  The cash and cash equivalents are held for working capital purposes. We did not have any derivative financial instruments as of September 30, 2017 and December 31, 2016. We are not exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates given the historic low levels of interest being earned on the short-term fixed-rate cash operating accounts. In addition, the interest rate on our Credit Facility borrowings are based on LIBOR plus a margin of 2.5%. Any material increases to LIBOR could negatively impact our interest expense on our Credit Facility.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings in the ordinary course of business. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of Planet Payment other than as set forth below.

Item 1A. Risk Factors

There were no material changes to the Company's risk factors as disclosed in Item 1A - Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 other than as set forth below.

The failure to complete the Merger could adversely affect our business.

Completion of the proposed Merger is subject to the satisfaction of various conditions, including receipt of certain regulatory approvals. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.  The proposed Merger gives rise to inherent risks that include:

•new or pending shareholder litigation could prevent or delay the Merger or otherwise negatively impact our business and operations;

•if the Merger is not completed, the share price of our common stock will change to the extent that the current market price of our stock reflects an assumption that the Merger will be completed;

•the amount of the cash payment to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•the possibility of disruption to our business, including increased costs and diversion of management time and resources;

•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the proposed Merger;

•the ability to recruit prospective employees or to retain and motivate existing employees if the Merger is not completed;

•the accuracy of the representations and warranties and compliance with the covenants contained in the Merger Agreement;

•the requirement to pay a termination fee of $7.7 million if we terminate the Merger Agreement under certain circumstnaces defined in the Merger Agreement; and

•developments beyond our control including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the proposed Merger.

We cannot assure you that the Merger will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame. If the Merger is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed. The failure to complete the Merger may result in negative publicity and negatively affect our relationship with our stockholders, employees and clients. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The announcement and pendency of the Merger could materially adversely affect our business, financial results and/or operations.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with clients and potential clients. For example, clients and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to contractual restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.

Whether or not the Merger is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed merger, which may materially and adversely affect our business results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

				Maximum Number
			Total Number of	(or approximate
			Shares Purchased	dollar value) of
			as Part of Publicly	Shares that May Yet
	Total Number of	Average Price	Announced Plans	be Purchased Under
Period	Shares Purchased	Paid per Share	or Programs(1)	the Plan or Programs
July 1-31, 2017	—	$—	—	$10,000,000
August 1-31, 2017	—	$—	—	$10,000,000
September 1-30, 2017	—	$—	—	$10,000,000

As of September 30, 2017, the total amount of common stock repurchased under the Company’s current stock repurchase program was 6.5 million shares for an aggregate price of $17.5 million, and $10.0 million remained available for repurchase under the program.  No repurchases were made during the nine months ended September 30, 2017.

Item 6. Exhibits

(a) Exhibits

Exhibit		Incorporated by Reference			Filing	Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
2.1	Agreement and Plan of Merger, dated as of October 26, 2017, among the Company, Fintrax US Acquisition Subsidiary, Inc., and Franklin UK Bidco Limited.	8-K	001-35699	2.1	October 27, 2017

3.1	Amendment to By-Laws.	8-K	001-35699	3.1	October 27, 2017

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

PLANET PAYMENT, INC.
(Registrant)

Dated: November 6, 2017	By:	/S/ CARL J. WILLIAMS
Carl J. Williams
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2017	By:	/S/ RAYMOND D’APONTE
Raymond D’Aponte
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)